Form 10-Q
period 2000-09-30
MCDATA CORP
filed 2000-11-13
CIK 731502

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-Q

                                   ----------

           (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO _______

                        COMMISSION FILE NUMBER 000-31257

                               MCDATA CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      84-1421844
           --------                                      ----------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation of organization)

               310 INTERLOCKEN PARKWAY, BROOMFIELD, COLORADO 80021
               ---------------------------------------------------
               (Address of principal executive offices) (zip code)

                                 (303) 460-9200
                                 --------------
              (Registrant's telephone number, including area code)

                                      NONE
                                      ----
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---    ---

At November 1, 2000, 81,000,000 shares of the registrant's Class A Common Stock were outstanding and 28,817,832 shares of the registrant's Class B Common Stock were outstanding.


================================================================================

                               MCDATA CORPORATION

                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS


Item                                                                                                            Page
----                                                                                                            ----
                         PART 1 - FINANCIAL INFORMATION

1.         Financial Statements

                Consolidated Balance Sheets -
                    September 30, 2000 (unaudited) and December 31, 1999..................................        1

                Consolidated Statements of Operations -
                    Three and Nine Months ended September 30, 2000
                    and 1999 (unaudited)..................................................................        2

                Consolidated Statements of Cash Flows -
                    Nine Months ended September 30, 2000 and 1999 (unaudited).............................        3

                Notes to Interim Consolidated Financial Statements (unaudited)............................        4

2.         Management's Discussion and Analysis of Financial Condition and Results of
                Operations................................................................................        7

3.         Quantitative and Qualitative Disclosures About Market Risks ...................................       26

                           PART II - OTHER INFORMATION

1.         Legal Proceedings..............................................................................       27

2.         Changes in Securities and Use of Proceeds......................................................       27

5.         Other Information..............................................................................       27

6.         Exhibits and Reports on Form 8-K...............................................................       28

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Some of the information presented in this Quarterly Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Although McDATA Corporation ("McDATA" or the "Company", which may also be referred to as "we," "us" or "our") believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its businesses and operations, there can be no assurance that actual results will not differ materially from our expectations. Factors that could cause actual results to differ materially from expectations include:

o changes in our relationship with EMC Corporation ("EMC"), and International Business Machines Corporation ("IBM");

o a loss of any of our key customers, distributors, resellers or our manufacturer;

o our ability to expand our product offerings and any transition to new products;

o        component quality and availability;

o        the development of the storage area network and switch markets;

o any change in business conditions, our sales strategy or product development plans;

o competition in the storage area network and switch markets (including competitive pricing pressures);

o        our ability to attract and retain highly skilled individuals;

o continued market acceptance of our product, name recognition of our products and changes in customer buying patterns;

o        delays in the development of new technology; and

o one-time events and other important risks and factors disclosed previously and from time to time in our filings with the U.S. Securities and Exchange Commission, including the risk factors discussed in this Quarterly Report.

         You should not construe these cautionary statements as an exhaustive list or as any admission by us regarding the adequacy of the disclosures made by us. We cannot always predict or determine after the fact what factors would cause actual results to differ materially from those indicated by our forward-looking statements or other statements. In addition, you are urged to consider statements that include the terms "believes," "belief," "expects," "plans," "objectives," "anticipates," "intends," or the like to be uncertain and forward-looking. All cautionary statements should be read as being applicable to all forward-looking statements wherever they appear. We do not undertake any obligation to publicly update or revise any forward-looking statements.

                         PART I - FINANCIAL INFORMATION

                               MCDATA CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                                                 2000            1999
                                                                                             ------------    ------------
                                                                                              (UNAUDITED)
         ASSETS
         Current assets:
           Cash and cash equivalents .....................................................   $    283,951    $      6,897
           Short-term investments ........................................................         79,938              --
           Accounts receivable, net ......................................................         10,559           9,993
           Receivable from Parent ........................................................         45,726           3,591
           Inventories, net ..............................................................         11,315           6,952
           Deferred tax asset  ...........................................................          7,970           2,615
           Prepaid expenses and other current assets .....................................          2,142           3,115
                                                                                             ------------    ------------
         Total current assets ............................................................        441,601          33,163
         Property and equipment, net .....................................................         21,891          13,800
         Long-term investments ...........................................................         11,721              --
         Other assets, net ...............................................................          1,914           1,461
                                                                                             ------------    ------------

                  Total assets ...........................................................   $    477,127    $     48,424
                                                                                             ============    ============

         LIABILITIES AND STOCKHOLDERS' EQUITY
         Current liabilities:
           Short term debt - Parent ......................................................   $         --    $      1,900
           Accounts payable ..............................................................         16,485           9,013
           Accrued liabilities ...........................................................          8,225           4,480
           Deferred revenue ..............................................................          5,583             371
           Accrued income taxes ..........................................................          9,548              --
           Obligations under capital leases ..............................................          2,539           1,586
                                                                                             ------------    ------------
         Total current liabilities .......................................................         42,380          17,350
         Obligations under capital leases ................................................          1,561           1,175
         Deferred tax liability ..........................................................            115             275
                                                                                             ------------    ------------

                  Total liabilities ......................................................         44,056          18,800
                                                                                             ------------    ------------

         Commitments (Note 7)

         Stockholders' Equity:
         Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares
           issued or outstanding .........................................................             --              --
         Common stock, Class A, $0.01 par value, 250,000,000 shares
           authorized, 81,000,000 shares issued and outstanding ..........................            810             810
         Common stock, Class B, $0.01 par value, 200,000,000 shares authorized, 28,296,957 and 11,980,936 shares issued and outstanding at September 30, 2000 (unaudited)
           and December 31, 1999, respectively ...........................................            283             120
         Additional paid-in capital ......................................................        448,437          60,265
         Deferred compensation ...........................................................        (27,646)        (24,245)
         Retained earnings (accumulated deficit) .........................................         11,187          (7,326)
                                                                                             ------------    ------------
         Total stockholders' equity ......................................................        433,071          29,624
                                                                                             ------------    ------------

                  Total liabilities and stockholders' equity .............................   $    477,127    $     48,424
                                                                                             ============    ============


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS.

                               MCDATA CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                  SEPTEMBER 30,
                                                                        -------------                  -------------

                                                                    2000            1999            2000            1999
                                                                ------------    ------------    ------------    ------------
Revenues:
Product revenue .............................................   $     14,816    $      6,550    $     41,291    $     16,108
Product revenue - Parent ....................................         47,675          13,211         116,469          26,475
Service revenue - Parent ....................................          4,269           2,900          12,595          14,268
                                                                ------------    ------------    ------------    ------------
     Total revenue ..........................................         66,760          22,661         170,355          56,851

Cost of revenues:
Cost of product revenue .....................................          7,771           4,549          22,461          11,624
Cost of product revenue - Parent ............................         21,916           6,236          55,172          12,646
Cost of service revenue - Parent ............................          1,412           1,433           3,730           4,253
                                                                ------------    ------------    ------------    ------------
     Gross profit ...........................................         35,661          10,443          88,992          28,328



Operating expenses:
Research and development ....................................         10,650           6,529          27,844          16,850
Selling and marketing .......................................          9,155           3,723          23,138          10,824
General and administrative ..................................          2,068           1,081           4,983           2,914
Amortization of deferred compensation (excludes amortization of deferred compensation included in costs of product and
    service revenue of $500, $269, $1,436 and $297,
    respectively) ...........................................          1,621             602           4,622           1,078
                                                                ------------    ------------    ------------    ------------
      Operating expenses ....................................         23,494          11,935          60,587          31,666
                                                                ------------    ------------    ------------    ------------
Income (loss) from operations ...............................         12,167          (1,492)         28,405          (3,338)

Interest income .............................................          3,255              66           3,573             186
Interest expense ............................................           (136)           (350)           (415)           (895)
                                                                ------------    ------------    ------------    ------------
Income (loss) before income taxes ...........................         15,286          (1,776)         31,563          (4,047)
Income tax expense (benefit) ................................          6,328            (189)         13,050            (413)
                                                                ------------    ------------    ------------    ------------
Net income (loss) ...........................................   $      8,958    $     (1,587)   $     18,513    $     (3,634)
                                                                ============    ============    ============    ============



Basic net income (loss) per share ...........................   $       0.09    $      (0.02)   $       0.19    $      (0.04)
                                                                ============    ============    ============    ============

Shares used in computing basic net income
    (loss) per share ........................................        102,902          92,002          96,721          91,356
                                                                ============    ============    ============    ============

Diluted net income (loss) per share .........................   $       0.08    $      (0.02)   $       0.18    $      (0.04)
                                                                ============    ============    ============    ============

Shares used in computing diluted net income
    (loss) per share ........................................        112,357          92,002         104,514          91,356
                                                                ============    ============    ============    ============



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                               MCDATA CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                              NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                         ----------------------------
                                                                             2000            1999
                                                                         ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ....................................................   $     18,513    $     (3,634)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
     Depreciation and amortization ...................................          5,783           4,383
     Inventory provisions ............................................            986             339
     Noncash compensation expense ....................................          6,058           1,375
Changes in assets and liabilities:
     Accounts receivable .............................................           (566)            226
     Receivable from Parent ..........................................        (42,135)          4,959
     Inventories .....................................................         (5,827)         (8,491)
     Deferred tax asset ..............................................         (5,355)           (536)
     Prepaid expenses and other current assets .......................            973          (1,587)
     Other assets, net ...............................................           (778)          1,513
     Accounts payable ................................................          7,472           5,934
     Accrued liabilities .............................................          3,745            (455)
     Deferred revenue ................................................          5,212             181
     Accrued income taxes ............................................          9,548              --
     Deferred tax liability ..........................................           (160)           (222)
                                                                         ------------    ------------
Net cash provided by operating activities ............................          3,469           3,985
                                                                         ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment ..................................         (9,656)         (2,767)
Purchases of short-term and long-term investments ....................        (91,659)             --
                                                                         ------------    ------------
Net cash used in investing activities ................................       (101,315)         (2,767)
                                                                         ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of obligations under capital leases ..........................         (1,981)         (1,141)
Payment of debt to Parent ............................................         (1,900)             --
Proceeds from sale of common stock, net ..............................        378,781           1,197
                                                                         ------------    ------------
Net cash provided by financing activities ............................        374,900              56
                                                                         ------------    ------------

Net increase in cash and cash equivalents ............................        277,054           1,274
Cash and cash equivalents, beginning of period .......................          6,897           2,111
                                                                         ------------    ------------
Cash and cash equivalents, end of period .............................   $    283,951    $      3,385
                                                                         ============    ============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital lease obligations incurred ...................................   $      3,323    $      1,294
                                                                         ============    ============

Transfer of inventory to fixed assets ................................   $        497    $        773
                                                                         ============    ============



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                               MCDATA CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 1 - BACKGROUND AND BASIS OF PRESENTATION


     McDATA designs, develops, manufactures and sells fibre channel switching devices that enable enterprise-wide high performance storage area networks. The Company also provides services for EMC's ESCON switch business under a service agreement with McDATA Holdings Corporation. As of the interim balance sheet date, EMC owned 81 million shares of the Company's Class A common stock, or approximately 74% of the outstanding common stock of the Company, representing approximately 97% of the combined voting power of the Company's Class A and B common stock, and minority shareholders owned 28.3 million shares of Class B common stock, or approximately 26% of the outstanding common stock of the Company, representing approximately 3% of the combined voting power of the Company's Class A and B common stock. Each share of the Company's Class A common stock entitles its holder to one vote, and each share of the Company's Class B common stock entitles its holder to one-tenth (1/10) of one vote per share.

     The accompanying consolidated financial statements of McDATA and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. The consolidated balance sheet as of December 31, 1999 has been derived from the audited financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles. For further information, please refer to and read these interim consolidated financial statements in conjunction with the Company's audited financial statements for the year ended December 31, 1999, which are contained in the Company's Registration Statement on Form S-1, SEC File No. 333-38106, (as amended) filed with the Commission on August 8, 2000.

     The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the entire fiscal year or future periods.

NOTE 2 - NET INCOME (LOSS) PER SHARE

     Calculation of net income (loss) per share (in thousands, except per share information):

                                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                  SEPTEMBER 30,
                                                                  -------------                  -------------

                                                               2000           1999            2000           1999
                                                           ------------   ------------    ------------   ------------
Net income (loss) ......................................   $      8,958   $     (1,587)   $     18,513   $     (3,634)
                                                           ============   ============    ============   ============

Weighted average shares of common stock outstanding used
   in computing basic net income (loss) per share ......        102,902         92,002          96,721         91,356

Effect of dilutive stock options .......................          9,455             --           7,793             --
                                                           ------------   ------------    ------------   ------------

Weighted average shares of common stock used in
  computing diluted net income (loss) per share ........        112,357         92,002         104,514         91,356
                                                           ============   ============    ============   ============
Basic net income (loss) per share ......................   $       0.09   $      (0.02)   $       0.19   $      (0.04)
                                                           ============   ============    ============   ============

Diluted net income (loss) per share ....................   $       0.08   $      (0.02)   $       0.18   $      (0.04)
                                                           ============   ============    ============   ============

     During the three and nine months ended September 30, 1999, the effect of stock options was antidilutive, thus, the presentation of basic and dilutive net income per share is identical.

NOTE 3 - CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     All highly liquid investment securities with maturities of ninety days or less at date of purchase are classified as cash equivalents. Other investment securities that are not highly liquid or that have original maturities of more than ninety days at date of purchase but are expected to be held less than one year are considered short-term investments. As of September 30, 2000, all short-term investments are classified as available-for-sale and the fair market value of such investments approximated cost. Unrealized holding gains and losses were insignificant, and accordingly, comprehensive income (loss) for all periods approximated net income (loss).

NOTE 4 - INVENTORIES

      The components of inventory were as follows (in thousands):

                       SEPTEMBER 30,   DECEMBER 31,
                           2000            1999
                       ------------    ------------
Raw materials ......   $      9,242    $      6,450
Work-in-progress ...          1,696           1,081
Finished goods .....          5,166           1,485
                       ------------    ------------
                             16,104           9,016
Less reserves ......         (4,789)         (2,064)
                       ------------    ------------

                       $     11,315    $      6,952
                       ============    ============

NOTE 5 - INITIAL PUBLIC OFFERING AND INCOME TAXES

       On August 9, 2000, the Company completed its initial public offering of 14,375,000 shares of its Class B Common Stock (including the exercise of the underwriters' over-allotment option) and realized proceeds of approximately $377 million net of underwriters' commissions and offering costs. As a result of the offering, the Company is no longer eligible to be included in EMC's consolidated federal income tax return and will consequently file a separate income tax return for the tax period which begins immediately following the offering. As a separate tax filer, the Company has recorded its tax obligations to the federal government for the tax period following the offering as accrued income taxes.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, ("SAB 101") as amended. SAB 101 summarizes certain of the Commission's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company has applied SAB 101 and related interpretative guidance in the consolidated financial statements.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25, ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective as of July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not currently expect FIN 44 to have a material impact on its results of operations or financial position.

     In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FAS 133 ("FAS 138"). This statement amends the accounting and reporting standards for certain derivative instruments and hedging activities. For an entity that has adopted Statement of Financial Accounting Standards No. 133 prior to June 15, 2000, FAS 138 was effective as of July 1, 2000. The Company has adopted FAS 138 for the current quarter and there was not a material impact on the Company's results of operations or financial position.

NOTE 7 - SUBSEQUENT EVENTS

       In October 2000, the Company entered into an operating lease agreement for an additional 95,936 square feet of office space in Broomfield, Colorado. The lease commences at intermittent dates beginning in February 2001 and continues for a period of five years. Future minimum lease payments under this lease agreement (in thousands) for the years ending December 31 are as follows:

         2001                               $  1,415
         2002                                  1,824
         2003                                  1,860
         2004                                  1,897
         2005                                  1,936
         Thereafter                              606
                                            --------
                                            $  9,538
                                            ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read the following discussion and analysis in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Registration Statement on Form S-1 (as amended), SEC File No. 333-38106, filed with the Securities and Exchange Commission on August 8, 2000 (the "Registration Statement").

OVERVIEW

         We were acquired by EMC in December 1995. In October 1997, we reorganized to separate our fibre channel switching devices business from EMC. At that time we were re-incorporated in Delaware and became an indirect, majority-owned subsidiary of EMC through its direct, wholly-owned subsidiary, McDATA Holdings Corporation. As part of the reorganization, we became a company focused on designing, developing, manufacturing and selling fibre channel switching devices that enable enterprise-wide high performance storage area networks, or SANs. We also continue to provide services for McDATA Holdings Corporation's ESCON switch business under a services agreement. Since 1997, when we focused our business on fibre channel switching devices, we have incurred losses in all but the four most recent fiscal quarters.

         We are a provider of fibre channel switching solutions for enterprise storage applications. We sell our switching solutions through leading original equipment manufacturers, such as EMC, and resellers, such as IBM and Hitachi Data Systems. We also sell our products and services to distribution channel partners, including solutions providers and systems integrators, who combine our switching products with other system elements and services for enterprise data centers. In addition, we provide manufacturing and distribution management services to McDATA Holdings Corporation for ESCON switching solutions manufactured for and sold exclusively to IBM. In the nine months ended September 30, 2000, revenues from EMC represented approximately 76% of our total revenues and revenues from IBM were approximately 14% of our total revenues. No other customer accounted for more than 10% of our revenues for that nine month period. Although we plan to expand our target customer base in the remainder of 2000 and in 2001, we may not be successful in our efforts to diversify our product offerings and introduce these products to a larger number of customers.

         We currently derive substantially all of our revenues from a limited number of products. During 1998, 1999 and for the nine months ended September 30, 2000, a substantial majority of our revenues were derived from sales of our ED-5000 Enterprise Fibre Channel Director sold primarily to EMC and the FICON Bridge card sold exclusively to IBM.

         We generally recognize product revenue when products are shipped to customers. We do not provide our customers with product return programs. Reserves for warranty repairs are provided based upon historical warranty repairs experience. Service and maintenance revenues are recognized as earned.

         We do not have long term purchase commitments from our customers. Our customer contracts typically contain provisions regarding pricing, rescheduling, order cancellation, warranties, licensing, limitations of liability and field support. In addition, our original equipment manufacturer customer contracts typically contain further provisions regarding product specifications, manufacturing, labeling, shipping arrangements and forecasts.

         Our gross profit percentage may be impacted by changes in average unit selling prices due to competitive pressures, fluctuations in manufacturing volumes, the mix of products sold and the introduction of new products. Additionally, our future gross profit percentage may be impacted by the mix of distribution channels through which our products are sold.

         We currently outsource a significant portion of the manufacturing of the components that are used in our products to SCI Systems, Inc. ("SCI"), a third-party manufacturer. A significant portion of our cost of revenues consists of payments to SCI. Our agreement with SCI provides for rolling purchase orders and rolling six month forecasts. Component purchase prices are typically negotiated on an ongoing basis. We may be liable for materials that SCI purchases on our behalf that are not consumed in preparing components for us and cannot be redirected to other uses by SCI. We conduct final test and assembly, manufacturing, engineering, quality assurance and repair at our primary manufacturing facility in Louisville, Colorado.

         Research and development expenses consist primarily of salaries and related personnel expenses, materials used in fabrication of prototype equipment, fees paid to consultants, testing agencies and other service providers, design tools and equipment, and computer support services expenses. We believe that continued investment in research and development is critical to the success of our future operations. As a result, we expect these expenses to increase in the future.

         Selling and marketing expenses consist primarily of salaries, commissions and related personnel expenses, fees paid to consultants, advertisers and other service providers, and travel expenses. We expect selling and marketing expenses to increase as we add field sales personnel in order to expand market awareness and generate increased sales of our products. However, we cannot give any assurances that increased expenditures will result in higher net revenues.

         General and administrative expenses consist primarily of salaries and related personnel expenses, fees paid for legal, accounting and other professional services, and other general corporate expenses. We expect general and administrative expenses to increase as we add personnel and incur costs related to the anticipated growth of our business and the infrastructure required to operate as a public company.

RESULTS OF OPERATIONS

         The following table sets forth certain financial data for the periods indicated as a percentage of total revenues.


                                                   Three Months Ended          Nine Months Ended
                                                      September 30,               September 30,
                                                ------------------------     ------------------------
                                                   2000          1999           2000          1999
                                                ----------    ----------     ----------    ----------
Revenue:
   Product revenue ..........................         22.2%         28.9%          24.2%         28.3%
   Product revenue - Parent .................         71.4          58.3           68.4          46.6
   Service revenue - Parent .................          6.4          12.8            7.4          25.1
                                                ----------    ----------     ----------    ----------
         Total revenue ......................        100.0         100.0          100.0         100.0

Cost of revenue:
   Cost of product revenue ..................         11.7          20.1           13.2          20.5
   Cost of product revenue - Parent .........         32.8          27.5           32.4          22.2
   Cost of service revenue - Parent .........          2.1           6.3            2.2           7.5
                                                ----------    ----------     ----------    ----------
         Total cost of revenue ..............         46.6          53.9           47.8          50.2
                                                ----------    ----------     ----------    ----------
Gross profit (Note 1) .......................         53.4          46.1           52.2          49.8
                                                ----------    ----------     ----------    ----------

Operating expenses:
   Research and development .................         16.0          28.8           16.3          29.7
   Selling and marketing ....................         13.7          16.4           13.6          19.0
   General and administrative ...............          3.1           4.8            2.9           5.1
   Amortization of deferred compensation ....          2.4           2.7            2.7           1.9
                                                ----------    ----------     ----------    ----------
         Total operating expenses ...........         35.2          52.7           35.5          55.7
                                                ----------    ----------     ----------    ----------

Income (loss) from operations ...............         18.2          (6.6)          16.7          (5.9)
Interest income (expense), net ..............          4.7          (1.2)           1.8          (1.2)
                                                ----------    ----------     ----------    ----------
Income (loss) before income taxes ...........         22.9          (7.8)          18.5          (7.1)
Income tax expense (benefit) ................          9.5          (0.8)           7.6          (0.7)
                                                ----------    ----------     ----------    ----------
Net income (loss) ...........................         13.4%         (7.0)%         10.9%         (6.4)%
                                                ==========    ==========     ==========    ==========

----------

Note 1: The gross profit percentages would have been 54.2%, 47.3%, 53.1% and 50.4% for the respective periods indicated if costs associated with amortization of deferred compensation were excluded.

Three Months ended September 30, 2000 and 1999

         Revenues

         Total revenue increased by approximately 195% to $66.8 million for the three months ended September 30, 2000 from $22.7 million for the three months ended September 30,1999. This increase was primarily due to an increase in revenue for unit sales of McDATA's ED-5000 Enterprise Fibre Channel Director sold primarily to EMC to $53.6 million in the third quarter of 2000 from $12.1 million for the third quarter of 1999 and an increase in revenue for unit sales of the FICON Bridge card sold exclusively to IBM to $4.2 million in the third quarter of 2000 from $2.5 million for the third quarter of 1999. The Company's service fee revenue under the ESCON service agreement increased to $3.2 million for the three months ended September 30, 2000 from $2.9 million for the three months ended September 30, 1999. We anticipate that service revenue from McDATA Holdings Corporation, which relates to sales of ESCON products to IBM, will decrease in the future.

         Gross Profit

         Gross profit increased by approximately 241% to $35.7 million for the three months ended September 30, 2000 from $10.4 million for the three months ended September 30, 1999. Gross profit percentage increased to 53.4% for the three months ended September 30, 2000 from 46.1% for the three months ended September 30, 1999. Gross profit percentages on product revenues were approximately 52% in the three months ended September 30, 2000, compared to approximately 45% in the comparable period of 1999, reflecting a much higher proportion of sales from our ED-5000 product in the current year period, which has significantly higher profits than the mix of products sold in the prior year period. We expect our gross profit percentage from product sales to EMC to decline in future periods as a result of pricing on future products partially offset by expected declines in unit manufacturing costs. The number of manufacturing employees increased to 83 at September 30, 2000 from 63 at September 30, 1999, to accommodate volume and production of multiple fibre channel product lines simultaneously.

         Operating Expenses

         Research and Development. Research and development expenses increased by approximately 63% to $10.7 million for the third quarter of 2000 from $6.5 million for the third quarter of 1999. The increase was due primarily to increased staffing levels, which increased approximately 28% from 1999, combined with increased expenditures for prototype materials, design consulting services and other materials and services.

         Selling and Marketing Expenses. Selling and marketing expenses increased by approximately 146% to $9.2 million for the third quarter of 2000 from $3.7 million for the third quarter of 1999. This increase was due primarily to increased staffing levels, as the number of selling and marketing employees increased to 154 at September 30, 2000 from 72 at September 30, 1999. In addition, we are expanding our field offices and integration laboratory for product demonstrations and systems integration testing, and we are increasing our investment in public relations programs to increase brand awareness.

         General and Administrative Expenses. General and administrative expenses increased by approximately 91% to $2.1 million for the third quarter of 2000 from $1.1 million for the third quarter of 1999. This increase was due primarily to increased staffing levels, as the number of administrative employees increased to 81 at September 30, 2000 from 56 at September 30, 1999. In addition, we are investing in our business systems and facilities to keep pace with growth.

         Amortization of Deferred Compensation. In prior periods, we recorded deferred compensation in connection with stock options grants. We are amortizing these amounts on a straight-line basis over the vesting period of the applicable options, resulting in amortization expense of $2.1 million and $0.9 million in the three months ended September 30, 2000 and 1999, respectively (of which approximately $0.5 million and $0.3 million, respectively, was included in cost of product and service revenue).

         Interest Income, net. Interest income consisted primarily of interest earnings on our cash, cash equivalents and short- and long-term investments. Increases in interest income were due primarily from the investment of the net proceeds from our initial public offering in August 2000. Net interest income increased to $3.1 million for the third quarter of 2000 from net interest expense of $0.3 million for the third quarter of 1999. Interest expenses relate primarily to our capital leases and debt to parent, which was repaid in the third quarter of 2000.

         Provision for Income Taxes. The effective tax rates for the three months ended September 30, 2000 and 1999 were 41% and 11%, respectively. The effective tax rate in 2000 increased primarily due to the amortization of deferred compensation, which is not deductible for income tax purposes. As we become independent of the consolidated EMC group for tax filing purposes, we expect our tax rates to approximate statutory federal and state income tax rates with the exception of the amortization of deferred compensation.

Nine Months ended September 30, 2000 and 1999

         Revenues

         Total revenue increased by approximately 200% to $170.4 million for the nine months ended September 30, 2000 from $56.9 million for the nine months ended September 30, 1999. This increase was primarily due to an increase in revenue for unit sales of McDATA's ED-5000 Enterprise Fibre Channel Director sold primarily to EMC to $125.5 million for the first nine months of 2000 from $25.8 million for the first nine months of 1999 and an increase in revenue for unit sales of the FICON Bridge card sold exclusively to IBM to $17.6 million for the first nine months of 2000 from $3.4 million for the first nine months of 1999. These increases were offset in part by a decline in revenue under the ESCON service agreement of 24% in the first nine months of 2000 from the comparable period in 1999 due to reduced sales of ESCON switch products by McDATA Holdings Corporation. We anticipate that service revenue from McDATA Holdings Corporation, which relates to sales of ESCON products to IBM, will continue to decrease in the future.

         Gross Profit

         Gross profit increased by approximately 214% to $89.0 million for the nine months ended September 30, 2000 from $28.3 million for the nine months ended September 30, 1999. Gross profit percentages increased to 52.2% for the nine months ended September 30, 2000 from 49.8% for the comparable period in 1999. Gross profit percentages on product sales were approximately 50.8% in the nine months ended September 30, 2000, compared to approximately 43.0% in the comparable period of 1999, reflecting a much higher proportion of sales of our ED-5000 product in the current year period, which earned significantly higher profits than the mix of products sold in the prior year period. We expect our gross profit percentage from product sales to EMC to decline in future periods as a result of pricing on future products partially offset by expected declines in unit manufacturing costs. The number of manufacturing employees increased to 83 at September 30, 2000 from 63 at September 30, 1999, to accommodate production of multiple fibre channel product lines simultaneously.

         Operating Expenses

         Research and Development. Research and development expenses increased by approximately 65% to $27.8 million for the first nine months of 2000 from $16.9 million for the first nine months of 1999. The increase was due primarily to increased staffing levels, which increased approximately 28% from 1999, combined with increased expenditures for prototype materials, design consulting services and other materials and services.

         Selling and Marketing Expenses. Selling and marketing expenses increased by approximately 114% to $23.1 million for the first nine months of 2000 from $10.8 million for the first nine months of 1999. This increase was due primarily to increased staffing levels, as the number of selling and marketing employees increased to 154 at September 30, 2000 from 72 at September 30, 1999. In addition, we are expanding our field offices and integration laboratory for product demonstrations and systems integration testing, and we are increasing our investment in public relations programs to increase brand awareness.

         General and Administrative Expenses. General and administrative expenses increased by approximately 71% to $5.0 million for the first nine months of 2000 from $2.9 million for the first nine months of 1999. This increase was due primarily to increased staffing levels, as the number of administrative employees increased to 81 at September 30, 2000 from 56 at September 30, 1999. In addition we are investing in our business systems and facilities to keep pace with growth.

         Amortization of Deferred Compensation. During 1999 and the first nine months of 2000, we recorded deferred compensation of $37 million in connection with stock options grants. This amount represents the difference between the fair value of the common stock and the exercise price of the options at the date of grant. We are amortizing this amount on a straight-line basis over the vesting period of the applicable options, resulting in amortization expense of $6.1 million and $1.4 million in the nine months ended September 30, 2000 and 1999, respectively (of which approximately $1.4 million and $0.3 million, respectively, was included in cost of product and service revenue).

         Interest Income, net. Interest income consisted primarily of interest earnings on our cash, cash equivalents and short- and long-term investments. Increases in interest income were due primarily from the investment of the net proceeds from our initial public offering in August 2000. Net interest income increased to $3.2 million for the nine months ended September 30, 2000 from net interest expense of $0.7 million for the comparable period in 1999. Interest expenses relate primarily to our capital leases and debt to parent, which was repaid in the third quarter of 2000.

         Provision for Income Taxes. The effective tax rates for the nine months ended September 30, 2000 and 1999 were 41% and 10%, respectively. The effective tax rate in 2000 increased primarily due to the amortization of deferred compensation, which is not deductible for income tax purposes. As we become independent of the consolidated EMC group for tax filing purposes, we expect our tax rates to approximate statutory federal and state income tax rates with the exception of the amortization of deferred compensation.

LIQUIDITY AND CAPITAL RESOURCES

         We funded our operations through August 9, 2000 primarily through funds received from McDATA Holdings Corporation and John F. McDonnell (our chairman and chief executive officer) in exchange for our capital stock in connection with our reorganization in October 1997, and borrowings from EMC. In August of 2000, we raised net proceeds of approximately $377 million in our initial public offering. We believe the net proceeds of the initial public offering, together with existing cash balances and borrowing facilities to be negotiated with a bank, will be sufficient to meet our capital and operating requirements at least through the next twelve months, although we could be required, or could elect, to seek additional funding prior to that time.

         Net cash provided by operating activities was $3.5 million for the nine months ended September 30, 2000 compared to $4.0 million for the nine months ended September 30, 1999. This decrease is due primarily to an increase in receivables due from our parent company, partially offset by improved results from operations. Cash provided by operations in the nine months ended September 30, 2000 funded our expenditures for personnel, equipment and services to continue expansion of our fibre channel business.

         Net cash used in investing activities was $101.3 million for the nine months ended September 30, 2000, compared to $2.8 million for the nine months ended September 30, 1999. The increase is due primarily to additional investments in property and equipment and purchases of short-term and long-term investments.

         Net cash provided by financing activities was $374.9 million for the nine months ended September 30, 2000, compared to $0.1 million for the nine months ended September 30, 1999. The increase is due primarily to the net proceeds from the sale of common stock in our initial public offering, partially offset by repayment of debt to Parent and increases in the repayment of capital lease obligations.

         Our principal sources of liquidity at September 30, 2000 include $363.9 million of cash and cash equivalents and short-term investments, which largely consists of funds raised in our initial public offering and our equipment financing arrangements, which totaled approximately $4.1 million at September 30, 2000. A note payable to McDATA Holdings Corporation in the principal amount of $1.9 million was repaid in August 2000 with proceeds from the initial public offering. Borrowings under our equipment financing arrangements are secured by the related capital equipment and are payable through September 30, 2003.

         Our manufacturing and headquarters operations are currently in separate locations. In June 2000, we entered into a letter of intent to acquire, subject to certain conditions, approximately 83 acres of land at a cost of approximately $12.0 million for the purpose of consolidating our operations. Under this letter of intent, we made a fully refundable $100,000 earnest money deposit and have six months to conduct due diligence on the property to determine its suitability for our requirements. We may terminate the letter of intent for any reason during this six month period and have our earnest money deposit fully refunded. If we determine to complete the purchase after conducting our due diligence, we may develop the land for a corporate campus for our company or may enter into agreements to have the land sold and developed by a third party and leased back to us. We are in the process of seeking financing of the project. While we have not prepared any detailed analysis of the potential cost of development of the property, we currently estimate that the development cost for the first phase could range from $60.0 million to $70.0 million depending upon the size and scope of any development undertaken. Because we have not prepared any detailed analysis of potential costs, and because we have not finalized our plans regarding any potential development, the actual cost related to any future development could be materially higher or lower than our current estimate. If we decide to proceed, we will seek to finance up to 100% of the costs of the development through a lease arrangement, direct bank financing, third-party financing under a sale/leaseback, the use of proceeds from the August 2000 initial public offering or some other financing arrangement that may be available at the time the development commences, or a combination of these financing sources. If we determine to proceed with the development of the first phase of the corporate campus, it is likely that financing will be required within the next three months and the development activities may take up to 24 months to complete.

         On October 6, 2000, we entered into a lease agreement with Amber Drive I, LLC to lease 95,936 square feet of office space. The lease commences at intermittent dates from February through April 2001 and continues for a term of five years. Base annual rents range from $1.8 million to $1.9 million during the lease term. We intend to use this space to accommodate growth in engineering, marketing and sales.

         Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development of new products and expansion of sales and marketing, the timing of new product introductions and enhancements to existing products, and market acceptance of our products.

INFLATION

         We believe that our revenue and results of operations have not been significantly impacted by inflation during the last three fiscal years.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, ("SAB 101") as amended. SAB 101 summarizes certain of the Securities and Exchange Commission's views in applying generally accepted accounting principles to revenue recognition in financial statements. We have applied the provisions of SAB 101 and related interpretive guidance in the consolidated financial statements.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25, ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective as of July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The

Company does not currently expect FIN 44 to have a material impact on its results of operations or financial position.

     In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FAS 133 ("FAS 138"). This statement amends the accounting and reporting standards for certain derivative instruments and hedging activities. For an entity that has adopted Statement of Financial Accounting Standards No. 133 prior to June 15, 2000, FAS 138 was effective as of July 1, 2000. The Company has adopted FAS 138 for the current quarter and there was not a material impact on the Company's results of operations or financial position.

RISK FACTORS

RISKS RELATED TO OUR BUSINESS

We have incurred losses in the past and may not sustain profitability in the future.

         We have incurred losses in all but the four most recent fiscal quarters since 1997, when we focused our business on the design, development and manufacture of fibre channel switching devices. We may incur losses in the future. We cannot be certain that we can sustain our revenue growth rates or that we can sustain profitability. Our future operating results will depend on many factors, including the growth of the fibre channel market, market acceptance of new products, demand for our products and levels of product and price competition. In addition, we expect to incur continued significant product development, sales and marketing, and general and administrative expenses and, as a result, we may not be able to sustain profitability.

We depend on two key distribution relationships for most of our revenue and the loss of either of them could significantly reduce our revenues.

         We depend on EMC for most of our total revenue. Sales and services to EMC, which is an original equipment manufacturer customer, represented approximately 78% of our total revenue for the three months ended September 30, 2000. In addition, IBM represented approximately 12% of our total revenue for the same period. We anticipate that our future operating results will continue to depend heavily on sales to EMC and IBM. Therefore, the loss of either EMC or IBM as a customer, or a significant reduction in sales to either EMC or IBM in any fiscal period, could significantly reduce our revenue.

A large percentage of our quarterly sales occurs at the end of the quarter, contributing to possible quarterly fluctuations in revenue that could adversely affect our operating results.

         Our quarterly results have historically reflected an uneven pattern in which a disproportionate percentage of a quarter's total sales occurs in the last month, weeks or even days of each quarter. This pattern makes the prediction of revenue, earnings and working capital for each financial period especially difficult and increases the risk of unanticipated variations from budgeted quarterly results and financial condition. Additional factors that affect us which could cause our revenue and operating results to vary in future periods include:

- the size, timing, terms and fluctuations of customer orders, particularly large orders from our significant original equipment manufacturer or reseller customers;

-    our ability to attain and maintain market acceptance of our products;

-    seasonal fluctuations in customer buying patterns;

- the timing of the introduction or enhancement of products by us, our significant original equipment manufacturer or reseller customers or our competitors;

- our ability to obtain sufficient supplies of single- or limited-source components of our products; and

- increased operating expenses, particularly in connection with our strategies to increase brand awareness or to invest in accelerated research and development.

         Our uneven sales pattern makes it difficult for our management to predict near-term demand and adjust manufacturing capacity accordingly. If orders for our products vary substantially from the predicted demand, our ability to assemble, test and ship orders received in the last weeks and days of each quarter may be limited, which could seriously harm quarterly revenue or earnings. Moreover, an unexpected decline in revenue without a corresponding and timely reduction in expenses could intensify the impact of these factors on our business, financial condition and results of operations.

We currently have limited product offerings and must successfully introduce new and enhanced products that respond to rapid technological changes and evolving industry standards.

         In 1999 and for the nine months ended September 30, 2000, we derived approximately 43% and 74%, respectively, of our revenue from sales of our ED-5000 product. We expect that revenue from our Director class switching products will continue to account for a substantial portion of our revenue for the foreseeable future. Therefore, continued market acceptance of this product is critical to our future success. Factors such as performance, market positioning, the availability and price of competing products, the introduction of new technologies and the success of our original equipment manufacturer, reseller and systems integrator customers will affect the market acceptance of our products.

         In addition, our future success depends upon our ability to address the changing needs of customers and to transition to new technologies and industry standards. The introduction of competing products embodying new technologies or the emergence of new industry standards could render our products non-competitive, obsolete or unmarketable and seriously harm our market share, revenue and gross margin. Risks inherent in this transition include the inability to expand production capacity to meet demand for new products, the impact of customer demand for new products or products being replaced, and delays in the initial shipment of new products. There can be no assurance that we will successfully manage these transitions.

If we fail to expand our distribution channels and manage our distribution relationships, our revenue could be significantly reduced.

         Our success will depend on our continuing ability to develop and manage relationships with significant original equipment manufacturers, resellers and systems integrators, as well as on the sales efforts and success of these customers. We cannot assure you that we will be able to expand our distribution channels, manage our distribution relationships successfully or that our customers will market our products effectively. Our failure to expand our distribution channels or manage successfully our distribution relationships or the failure of our OEM and reseller customers to sell our products could reduce our revenue.

We are dependent on a single or limited number of suppliers for certain key components of our products, and the failure of any of those suppliers to meet our production needs could seriously harm our ability to manufacture our products, result in delays in the delivery of our products and harm our revenue.

         We currently purchase several key components from single or limited sources. We purchase application specific integrated circuits, or ASICs, printed circuit boards and power supplies from single sources, and gigabit interface converters and 1x9 transceivers from limited sources. Additional sole- or limited-sourced components may be incorporated into our products in the future. Delays in the delivery of components for our products could result in decreased revenue. We do not have any long-term supply contracts to ensure sources of supply. In addition, our suppliers may enter into exclusive arrangements with our competitors, stop selling their products or components to us at commercially reasonable prices or refuse to sell their products or components to us at any price, which could harm our operating results. If our suppliers are unable to provide, or we are unable otherwise to obtain these components for our products on the schedule and in the quantities we require, we will be unable to manufacture our products. If we fail to effectively manage our relationships with these key suppliers, or if our suppliers experience delays, disruptions, capacity constraints or quality control problems in their manufacturing operations, our ability to manufacture and ship products to our customers could be delayed, and our competitive position, reputation, business, financial condition and results of operations could be seriously harmed.

The loss of our contract manufacturer, or the failure to forecast demand accurately for our products or to manage our relationship with our contract manufacturer successfully, would negatively impact our ability to manufacture and sell our products.

         We rely on a third-party manufacturer to manufacture all of our circuit boards and to perform extensive testing and assembly of our products. We do not have a long-term supply contract with this manufacturer and, therefore, it is not obligated to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order. We generally place orders for circuit boards with our contract manufacturer approximately four to five months prior to the anticipated delivery date, with order volumes based on forecasts of demand for our products. If we fail to forecast demand for our products accurately, we may be unable to obtain adequate manufacturing capacity from our contract manufacturer to meet our customers' delivery requirements, or we may accumulate excess inventories. We may be unable to respond adequately to unexpected increases in customer purchase orders, and therefore be unable to benefit from this incremental demand. Our contract manufacturer has not provided assurances to us that adequate capacity will be available to us within the time required to meet additional demand for our products.

         In addition, we coordinate our efforts with those of our component suppliers and our contract manufacturer in order to rapidly achieve volume production. If we should fail to manage effectively our relationships with our component suppliers and our contract manufacturer, or if any of our suppliers or our manufacturer experience delays, disruptions, capacity constraints or quality control problems in their manufacturing operations, our ability to ship products to our customers could be delayed, and our competitive position and reputation could be harmed. Qualifying a new contract manufacturer and commencing volume production can be expensive and time consuming. If we are required to change or choose to change contract manufacturers, we may lose revenue and damage our customer relationships.

If we fail to successfully develop the McDATA brand, our revenue may not grow.

         Our name is not widely recognized as a brand in the marketplace. We have operated substantially as a separate company from McDATA Holdings Corporation and EMC only since October 1997. EMC, which currently accounts for the majority of our revenue, markets our products under its own brand name. As a result, we have not fully established our brand name. We believe that establishing and maintaining the McDATA brand is a critical component in maintaining and developing strategic original equipment manufacturer, reseller and systems integrator relationships, and the importance of brand recognition will increase as the number of vendors of competitive products increases. Our failure to successfully develop our brand may prevent us from expanding our business and growing our revenue. Similarly, if we incur excessive expenses in an attempt to promote and maintain the McDATA brand, our business, financial condition and results of operations could be seriously harmed.

The storage area network market in which we compete is still developing, and if this market does not continue to develop and expand as we anticipate, our business will suffer.

         The market for storage area networks, or SANs, and related products has only recently begun to develop and continues to evolve. Because this market is relatively new, it is difficult to predict its potential size or future growth rate. Our ED-5000 product, from which we derived approximately 43% of our total revenues in 1999 and 74% of our total revenues for the nine months ended September 30, 2000, is used extensively in SANs. Accordingly, continued widespread adoption of SANs as an integral part of data-intensive enterprise computing environments is critical to our future success. Potential end-user customers who have invested substantial resources in their existing data storage and management systems may be reluctant or slow to adopt a new approach, like SANs. Our success in generating net revenue in this developing market will depend on, among other things, our ability to:

- educate our potential original equipment manufacturer, reseller and systems integrator customers and end users about the benefits of SANs and the use of our products in the SAN environment; and

- predict, develop and base our products on standards that ultimately become industry standards.

The sales cycle for our products is long, and we may incur substantial non-recoverable expenses and devote significant resources to sales that do not occur when anticipated or at all.

         Our original equipment manufacturer, reseller and systems integrator customers typically conduct significant evaluation, testing, implementation and acceptance procedures before they begin to market and sell new solutions that include our products. This evaluation process is lengthy and may extend up to one year or more. This process is complex and may require significant sales, marketing and management efforts on our part. This process becomes more complex as we simultaneously qualify our products with multiple customers. As a result, we may expend significant resources to develop customer relationships before we recognize any revenue from these relationships.

Undetected software or hardware defects in our products could result in loss of or delay in market acceptance of our products and could increase our costs or reduce our revenue.

         Our products may contain undetected software or hardware errors when first introduced or when new versions are released. Our products are complex, and we have from time to time detected errors in existing products, and we may from time to time find errors in our existing, new or enhanced products. In addition, our products are combined with products from other vendors. As a result, should problems occur, it may be difficult to identify the source of the problem. These errors could result in a loss of or delay in market acceptance of our products and would increase our costs, reduce our revenue and cause significant customer relations problems.

If we lose key personnel or are unable to hire additional qualified personnel, we may not be successful.

         Our success depends to a significant degree upon the continued contributions of our key management, technical, sales and marketing, finance and operations personnel, many of whom would be difficult to replace. In particular, we believe that our future success is highly dependent on John F. McDonnell, our President and Chief Executive Officer and the Chairman of our Board of Directors. In addition, our engineering and product development teams are critical in developing our products and have developed important relationships with customers and their technical staffs. The loss of any of these key personnel could harm our operations and customer relationships. We do not have key person life insurance on any of our key personnel.

         We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing, and finance and operations personnel. Although we have been engaged in a search for a replacement for our Chief Financial Officer, given the demands of the business, our search has not been actively pursued. It is uncertain when we will find a suitable candidate for this position. As we increase our production and sales levels, we will need to attract and retain additional qualified skilled workers for our operations. In recent years there has been great demand among companies in the technology industry for these personnel. In particular, competition for these personnel has become increasingly intense in the greater Denver, Colorado metropolitan area, where we have our headquarters and certain of our manufacturing facilities, and the greater Toronto, Canada metropolitan area, where we have an engineering group. We cannot assure you that we will continue to be able to attract and retain qualified personnel, including a Chief Financial

Officer, or that delays in hiring required personnel, particularly engineers, will not delay the development or introduction of products or negatively impact our ability to sell our products.

If we cannot compete successfully in the future against existing or potential competitors, our operating results will suffer.

         The market for our fibre channel switching products is competitive, and is likely to become even more so. Our primary competitor in the fibre channel switch market is Brocade Communications Systems, Inc. Other companies are also providing fibre channel switches and other products to the SAN market, including Qlogic Corporation, Gadzoox Networks, Inc., Vixel Corporation and INRANGE Technologies Corporation. In the future, we may also compete with networking companies that may develop SAN products or other companies in related or other industries for which future direct participation in the market for switching devices may become strategic.

         EMC has agreed not to develop or manufacture products that compete with our products for two years after the completion of our initial public offering in August 2000. Upon the expiration of the two-year period, we have no agreement that would restrict EMC from competing with us in the development or manufacture of these products. In addition, EMC has recently agreed to resell certain products offered by two of our competitors. Moreover, under a cross license agreement between us and EMC, we have granted EMC a license under our patents to make, use and sell any products that EMC was selling or distributing up to August 9, 2000, including products that compete with ours.

         Continued or increased competition could result in pricing pressures, reduced sales, reduced margins, reduced profits, reduced market share or the failure of our products to achieve or maintain market acceptance. Some of our competitors and potential competitors have longer operating histories, greater name recognition, access to larger customer bases, more established distribution channels or substantially greater resources than we have. As a result, they may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements.

We do not have significant experience in international markets and may have unexpected costs and difficulties in developing international revenue.

         We intend to expand the marketing and sales of our products internationally. We have limited experience in marketing, distributing and supporting our products internationally and may not be able to maintain or increase international market demand for our products. In addition, our international operations are generally subject to inherent risks and challenges that could harm our operating results, including:

- expenses associated with developing and customizing our products for foreign countries;

-    multiple, conflicting and changing governmental laws and regulations;

- tariffs, quotas and other import restrictions on computer peripheral equipment;

-    longer sales cycles for our products;

-    reduced or limited protections of intellectual property rights;

- compliance with international standards that differ from domestic standards; and

-    political and economic instability.

         Any negative effects on our international business could harm our business, operating results and financial condition as a whole. To date, none of our international revenue or costs have been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and thus less competitive in foreign markets. A portion of our international revenue may be denominated in foreign currencies in the future, which will subject us to risks associated with fluctuations in those foreign currencies.

If we are unable to adequately protect our intellectual property, we may not be able to compete effectively.

         We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality and/or license agreements with our employees, consultants and corporate partners. Despite our efforts to protect our proprietary rights, unauthorized parties may copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult and the steps we have taken may not prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

         We may be a party to intellectual property litigation in the future, either to protect our intellectual property or as a result of alleged infringements of others' intellectual property. These claims and any resulting litigation could subject us to significant liability for damages or could cause our proprietary rights to be invalidated. Litigation, regardless of the merits of the claim or outcome, would likely be time consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation could also force us to do one or more of the following:

- stop using the challenged intellectual property or selling our products or services that incorporate it;

- obtain a license to use the challenged intellectual property or to sell products or services that incorporate it, which license may not be available on reasonable terms, or at all; and

- redesign those products or services that are based on or incorporate the challenged intellectual property.

         If we are forced to take any of these actions, we may be unable to manufacture and sell our products, and our revenue would be reduced.

         We currently hold a sublicense to certain IBM patents under the terms of a cross license agreement between IBM and EMC. We have granted IBM a license to all of our patents under this cross license agreement. Under the terms of that agreement, if EMC distributes the shares of our Class A common stock indirectly held by it to its stockholders as it currently contemplates, the sublicense we hold to those IBM patents will terminate. We are not aware of any issued or pending IBM patents that are infringed by our products, but if IBM, after the contemplated distribution by EMC of our Class A common stock to its stockholders, were to allege any such infringement, we may have difficulty negotiating a settlement. If we were unable to negotiate a settlement with IBM, our ability to produce an infringing product could be affected, which could materially and adversely affect our business.

If we become subject to unfair hiring claims, we could incur substantial costs in defending ourselves.

         Companies in our industry whose employees accept positions with competitors frequently claim that their competitors have engaged in unfair hiring practices or that employees have misappropriated confidential information or trade secrets. We may receive claims of this kind or other claims relating to our employees in the future as we seek to hire qualified personnel. We could incur substantial costs in defending ourselves or our employees against such claims, regardless of their merits. In addition, defending ourselves or our employees from such claims could divert the attention of our management away from our operations.

RISK RELATED TO OUR RELATIONSHIP WITH EMC

We have entered into agreements with EMC that, due to our parent-subsidiary relationship, may contain terms less beneficial to us than if they had been negotiated with unaffiliated third parties.

         In October 1997, in connection with the reorganization of our business, we entered into certain agreements with EMC relating to our business relationship with EMC after the 1997 reorganization. In addition, we have recently entered into agreements with EMC relating to our relationship with EMC after the completion of our initial public offering in August 2000 and the contemplated distribution by EMC of our Class A common stock. We have also recently entered into an OEM Purchase and License Agreement with EMC that governs EMC's purchases of McDATA products and grants EMC rights to use, support and distribute software for use in connection with these products. These agreements were negotiated and made in the context of a parent-subsidiary relationship. As a result, some of these agreements may have terms and conditions, in the case of the OEM agreement, including the terms of pricing, that are less beneficial to us than agreements negotiated with unaffiliated third parties. Revenue from EMC represented approximately 76% of our total revenue for the nine month period ended September 30, 2000. In addition, in some instances, our ability to terminate these agreements is limited, which may prevent us from being able to negotiate more favorable terms with EMC or from entering into similar agreements with third parties.

We depend heavily on EMC as our key OEM customer; if our relationship with EMC adversely changes, our revenue will be significantly reduced.

         For the nine month period ended September 30, 2000, our product sales to EMC represented approximately 68% of our total revenue. In addition, during the same period, revenue under our service agreement with McDATA Holdings Corporation, pursuant to which we manufacture and supply ESCON switching devices for IBM, represented approximately 6% of our total revenue. EMC has recently agreed to resell products offered by two of our competitors, and nothing restricts EMC from expanding those relationships in a manner that could be adverse to us. After the proposed distribution by EMC of our Class A common stock to its stockholders, if our business relationship with EMC ends or significantly changes, resulting in reduced sales to EMC, our revenue will be significantly reduced.

We will be controlled by EMC as long as it owns a majority of the combined voting power of our common stock, and our other stockholders will be unable to affect the outcome of the stockholders' voting during that time.

         Upon the completion of our initial public offering in August 2000 of our Class B common stock, EMC continued to own 100% of our Class A common stock through McDATA Holdings Corporation, which represents approximately 97% of the combined voting power of all classes of our voting stock. In addition, EMC is not prohibited from selling a controlling interest in us to a third-party or to third parties. As long as EMC controls a majority of the voting power of our outstanding common stock, EMC will continue to be able to elect our entire board of directors and to remove any director, with or without cause. As a result, EMC will control all matters affecting us, including:

- the composition of our board of directors and, through it, determination with respect to our business direction and policies, including the appointment and removal of officers;

- any determinations with respect to mergers, acquisitions or other business combinations;

-    our acquisition or disposition of assets;

-    our financing;

-    the payment of dividends on our common stock; and

-    determinations with respect to our tax returns.

         The ability of EMC to affect the outcome of any stockholder vote could delay or prevent someone from acquiring or merging with us and could prevent Class B common stock holders from receiving a premium for their shares.

As long as EMC owns a controlling interest in our company, we may have potential business conflicts of interest with EMC with respect to our relationships. We may not resolve these conflicts on the most favorable terms to us.

         Conflicts of interest may arise between EMC and us in a number of areas relating to our past and ongoing relationships including:

- tax, indemnification and other matters arising in connection with our past and current position as a subsidiary of EMC and as a member of EMC's consolidated financial reporting group;

-    intellectual property matters;

-    environmental matters;

-    employee retention and recruiting;

- sales or distribution by EMC of all or any portion of its ownership interest in us; and

-    business opportunities that may be attractive to both EMC and us.

         Subject to certain exceptions, for a period of two years after our August 2000 initial public offering, EMC has agreed that it will not develop or manufacture products that are competitive to our products. For the same period of time and subject to certain exceptions, we have agreed not to develop or manufacture products that are competitive to EMC's products. Upon the termination of that non-competition restriction, EMC may compete directly with us. In addition, EMC has recently entered into reseller relationships with two of our competitors, and nothing restricts EMC from expanding or extending those relationships in a manner that could adversely affect our business.

         We may not be able to resolve any potential conflicts, and even if we do, the resolution may be less favorable than if we were dealing with an unaffiliated party. The agreements that we have entered into with EMC may be amended upon agreement between the parties. While we are controlled by EMC, EMC may be able to require us to agree to amendments to these agreements that may be less favorable to us than the current terms of the agreements or agreements not negotiated in a parent-subsidiary context.

Some of our directors and executive officers may have conflicts of interest because of their ownership of EMC capital stock.

         Some of our directors and executive officers own a substantial amount of EMC common stock and options to purchase EMC common stock. In addition, one of our directors, David A. Donatelli, is currently employed by EMC. Ownership of EMC common stock by our directors and officers or the position of employment by Mr. Donatelli at EMC could create, or appear to create, potential conflicts of interest when directors and officers are faced with decisions that could have different implications for EMC and us.

RISKS RELATING TO THE SECURITIES MARKETS AND OWNERSHIP OF OUR COMMON STOCK

Substantial sales of our common stock may occur and which could cause the stock price to decline.

         EMC currently intends to distribute the 81 million shares of our Class A common stock it indirectly owns to EMC stockholders on a pro rata basis approximately six months after our August 2000 initial public offering. Substantially all of these shares will be eligible for immediate resale in the public market. We are unable to predict whether significant amounts of our Class B common stock will be sold in the open market in anticipation of, or following, this distribution. We are also unable to predict whether a sufficient number of buyers of Class B common stock will be in the market at that time. In addition, current and former employees hold a substantial number of Class B shares, which they will be able to sell in the public market in early February 2001. Any sales of substantial amounts of our Class B common stock in the public market, or the perception that such sales might occur, whether as a result of EMC's distribution of the Class A common stock or otherwise, could harm the market price of the Class B common stock.

Provisions of our agreements with EMC relating to our relationship with EMC after the distribution by EMC of our Class A common stock indirectly held by it to its stockholders may affect the operation of our business, limit our ability to finance our operations, or prevent a change in control of our company.

         Under the terms of the Tax Sharing Agreement between EMC and us, until 27 months after the date of EMC's distribution of our Class A common stock indirectly held by it to its stockholders, we may not, without the consent of EMC or the receipt by EMC of a private letter ruling from the Internal Revenue Service that the tax treatment of the distribution will not be adversely affected:

- enter into any transaction that would result in any person acquiring a 50% or greater interest in us;

- take or fail to take any other action which would cause the distribution to be taxable to EMC stockholders;

- issue stock or other equity interests in us, or redeem or repurchase any of our capital stock which would involve the acquisition by one or more persons of more than 35% of our stock; or

- undertake any transaction which would be treated as a liquidation or reorganization for tax purposes.

         These restrictions may prevent us from being acquired, either in a negotiated transaction or otherwise, from using shares of our common stock as payment in the acquisition by us of other companies or from financing our operations through sales of securities.

         Under the terms of the Master Confidential Disclosure and License Agreement between EMC and us, EMC has granted us a license under existing EMC patents. If we are acquired, our acquirer will retain this license as long as our acquirer grants to EMC a license under all of the acquirer's patents for all products licensed under the agreement under the same terms as the license we have granted to EMC under the agreement. The potential loss of the license from EMC after an acquisition of us by a third party may make an acquisition of us by a third party unlikely.

We may be obligated to indemnify EMC if the distribution is not tax free.

         The Tax Sharing Agreement that we have entered into with EMC obligates us to indemnify EMC from taxes relating to the failure of EMC's distribution to EMC's stockholders of our Class A common stock (that it indirectly holds) to be tax free if that failure results from, among other things:

- any act or omission by us that would cause the distribution to fail to qualify as a tax free distribution under the Internal Revenue Code;

- any act or omission by us that is inconsistent with any representation made to the Internal Revenue Service in connection with the request for a private letter ruling regarding the tax-free nature of the distribution by EMC of our Class A common stock indirectly held by it to its stockholders;

-    any acquisition by a third party of our stock or assets; or

-    any issuance by us of stock or any change in ownership of our stock.

         As a result, we may be liable to EMC under the Tax Sharing Agreement upon the occurrence of events that are beyond our control. If the distribution of our Class A common stock fails to qualify as a tax-free distribution, EMC would incur tax liability as if our Class A common stock that was distributed by EMC had been sold by EMC for its fair market value in a taxable transaction. In the event that we are required to indemnify EMC because the distribution of our Class A common stock fails to qualify as a tax-free distribution, our liability could exceed 35% of the value of the Class A common stock distributed by EMC as determined on the date of the distribution.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         The majority of McDATA's operations are based in the U.S. and, accordingly, a majority of our transactions are denominated in U.S. dollars. Our interest income is sensitive to changes in the general level of U.S. interest rates; however, due to the nature of our short-term investments, we have concluded that there is no material market risk exposure.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in a matter that may arise from time to time may harm our business, financial condition or results of operations. We are not currently involved in any litigation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         In connection with our initial public offering completed in August of 2000, we filed the Registration Statement which was declared effective by the Commission on August 8, 2000. Pursuant to the Registration Statement, we sold 14,375,000 shares of our Class B Common Stock, $0.01 par value per share, which included 1,875,000 shares sold to the underwriters upon the exercise of their over-allotment option. The aggregate offering price of the shares sold was $402,500,000, $23,143,750 of which was applied towards the underwriters' discounts and commissions. The net proceeds to us from the sale of Class B Common Stock in the initial public offering were approximately $376,607,000 after deducting expenses related to the offering of approximately $2.75 million. The managing underwriters of the offering were Credit Suisse First Boston Corporation, Deutsche Bank Securities Inc., and Merrill Lynch, Pierce, Fenner & Smith, Incorporated.

         We used a portion of the net proceeds from the offering to repay a $1.9 million promissory note in favor of McDATA Holdings Corporation and have invested the remaining amounts in interest bearing investment grade securities. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the Registration Statement.

ITEM 5. OTHER INFORMATION

         On October 6, 2000, we entered into a lease agreement with Amber Drive I, LLC to lease 95,936 square feet of office space in Broomfield, Colorado. The lease agreement is for a term of five years. A copy of the lease has been filed as an exhibit to this Quarterly Report. We intend to use this space to accommodate growth in engineering, marketing and sales.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits filed for the Company through the filing of this Form 10-Q.

(3.1)             Amended and Restated Certificate of Incorporation of the
                  Company

(3.2)             Amended and Restated By-laws of the Company

(4.1)             Form of Company's Class B Common Stock Certificates

(4.2) Investors' Rights Agreement dated as of October 1, 1997 by and among the Company, EMC Corporation, McDATA Holdings Corporation and Certain Investors

(4.3) Amendment No. 1 to the Investors' Rights Agreement dated May 23, 2000 by and among the Company, McDATA Holdings Corporation and certain Investors

(10.1) Asset Transfer Agreement dated as of October 1, 1997 by and among the Company, EMC Corporation, and McDATA Holdings Corporation

(10.2) Investors' Rights Agreement dated as of October 1, 1997 by and among the Company, EMC Corporation, McDATA Holdings Corporation and certain Investors (see Exhibit 4.2)

(10.3) Amendment No. 1 to the Investors' Rights Agreement dated May 23, 2000 by and among the Company, McDATA Holdings Corporation and certain Investors (see Exhibit 4.3)

(10.4) Services Agreement dated as of October 1, 1997 by and among EMC Corporation, McDATA Holdings Corporation and the Company

(10.5) Letter Agreement dated April 19, 1999 by and between the Company and McDATA Holdings Corporation

(10.6) Technology Rights Agreement dated as of October 1, 1997 by and among the Company, EMC Corporation and McDATA Holdings Corporation

(10.7) Amended and Restated Tax Sharing Agreement dated as of May 31, 2000 by and among EMC Corporation, McDATA Holdings Corporation and the Company

(10.8) Form of Master Transaction Agreement entered into by and among the Company and EMC Corporation dated May 31, 2000

(10.9) Form of Indemnification and Insurance Matters Agreement entered into by and among the Company and EMC Corporation dated May 31, 2000

(10.10) Master Confidential Disclosure and License Agreement dated as of May 31, 2000 by and among the Company and EMC Corporation

(10.11)+ Reseller Agreement dated as of February 22, 2000 by and between International Business Machines Corporation and the Company

(10.12) Amendment Number One to the Resale Agreement dated June 30, 2000 by and between International Business Machines Corporation and the Company

(10.13)+ OEM Purchase and License Agreement dated as of May 19, 2000 by and between EMC Corporation and the Company

(10.14)+ Development Agreement dated as of May 19, 2000 by and between EMC Corporation and the Company

(10.15)+ Manufacturing Agreement dated as of June 17, 1992 by and between SCI Systems, Inc. and the Company

(10.16)+ OEM and License Agreement dated as of April 27, 1999 by and between Brocade Communication Systems, Inc. and the Company

(10.17) Lease dated September 12, 1997 by and between the Company and WHLNF Real Estate Limited Partnership

(10.18) Lease dated November 2, 1999 by and between the Company and the Mills Family LLC

(10.19) Lease dated May 28, 1997 by and between the Company and 1211486 Ontario Limited

10.19.1           Lease dated October 6, 2000, by and between Company and Amber
                  Drive I, LLC

(10.20)*          Form of Severance Agreement

(10.21)*          1997 Stock Option Plan

(10.22)*          Form of Stock Option Agreement for 1997 Stock Option Plan

(10.23)*          Description of the Company's Management Bonus Program

27                Financial Data Schedule

----------
( ) Exhibits previously filed in the Company's Registration Statement on Form S-1, SEC File No. 333-38106, declared effective on August 8, 2000.

+ Portions of these Exhibits have been omitted and filed separately with the Securities and Exchange Commission pursuant to an order for confidential treatment.

* Executive compensation plans and arrangements.

(b) Reports on Form 8-K filed during the third quarter of 2000 and through the filing of this Form 10-Q: None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       McDATA CORPORATION



                                       By: /s/ Dee J. Perry
                                          -----------------------------------
                                          Dee J. Perry
                                          Chief Financial Officer and Vice
                                          President of Finance and
                                          Administration (Principal Financial
                                          and Chief Accounting Officer)

November 13, 2000

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
(3.1)             Amended and Restated Certificate of Incorporation of the
                  Company

(3.2)             Amended and Restated By-laws of the Company

(4.1)             Form of Company's Class B Common Stock Certificates

(4.2) Investors' Rights Agreement dated as of October 1, 1997 by and among the Company, EMC Corporation, McDATA Holdings
                  Corporation and Certain Investors

(4.3)             Amendment No. 1 to the Investors' Rights Agreement dated May
                  23, 2000 by and among the Company, McDATA Holdings Corporation and certain Investors

(10.1) Asset Transfer Agreement dated as of October 1, 1997 by and among the Company, EMC Corporation, and McDATA Holdings
                  Corporation

(10.2) Investors' Rights Agreement dated as of October 1, 1997 by and among the Company, EMC Corporation, McDATA Holdings
                  Corporation and certain Investors (see Exhibit 4.2)

(10.3)            Amendment No. 1 to the Investors' Rights Agreement dated May
                  23, 2000 by and among the Company, McDATA Holdings Corporation and certain Investors (see Exhibit 4.3)

(10.4) Services Agreement dated as of October 1, 1997 by and among EMC Corporation, McDATA Holdings Corporation and the Company

(10.5)            Letter Agreement dated April 19, 1999 by and between the
                  Company and McDATA Holdings Corporation

(10.6) Technology Rights Agreement dated as of October 1, 1997 by and among the Company, EMC Corporation and McDATA Holdings
                  Corporation

(10.7)            Amended and Restated Tax Sharing Agreement dated as of May 31,
                  2000 by and among EMC Corporation, McDATA Holdings Corporation and the Company

(10.8) Form of Master Transaction Agreement entered into by and among the Company and EMC Corporation dated May 31, 2000

(10.9) Form of Indemnification and Insurance Matters Agreement entered into by and among the Company and EMC Corporation dated May 31, 2000

(10.10) Master Confidential Disclosure and License Agreement dated as of May 31, 2000 by and among the Company and EMC Corporation

(10.11)+ Reseller Agreement dated as of February 22, 2000 by and between International Business Machines Corporation and the
                  Company

(10.12)           Amendment Number One to the Resale Agreement dated June 30,
                  2000 by and between International Business Machines
                  Corporation and the Company

(10.13)+ OEM Purchase and License Agreement dated as of May 19, 2000 by and between EMC Corporation and the Company

(10.14)+ Development Agreement dated as of May 19, 2000 by and between EMC Corporation and the Company

(10.15)+ Manufacturing Agreement dated as of June 17, 1992 by and between SCI Systems, Inc. and the Company

(10.16)+ OEM and License Agreement dated as of April 27, 1999 by and between Brocade Communication Systems, Inc. and the Company

(10.17) Lease dated September 12, 1997 by and between the Company and WHLNF Real Estate Limited Partnership

(10.18) Lease dated November 2, 1999 by and between the Company and the Mills Family LLC

(10.19) Lease dated May 28, 1997 by and between the Company and 1211486 Ontario Limited

10.19.1           Lease dated October 6, 2000, by and between Company and Amber
                  Drive I, LLC

(10.20)*          Form of Severance Agreement

(10.21)*          1997 Stock Option Plan

(10.22)*          Form of Stock Option Agreement for 1997 Stock Option Plan

(10.23)*          Description of the Company's Management Bonus Program

27                Financial Data Schedule

------------------
( ) Exhibits previously filed in the Company's Registration Statement on Form S-1, SEC File No. 333-38106, declared effective on August 9, 2000.

+ Portions of these Exhibits have been omitted and filed separately with the Securities and Exchange Commission pursuant to an order for confidential treatment.

* Executive compensation plans and arrangements.