Form 10-K
period 2000-12-31
MCDATA CORP
filed 2001-03-02
CIK 731502

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

    [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM             TO

                          COMMISSION FILE NO. 000-31257

                               MCDATA CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            A DELAWARE CORPORATION                       84-1421844
         (State or other jurisdiction                 (I.R.S. Employer
       of incorporation or organization)             Identification No.)

               310 INTERLOCKEN PARKWAY, BROOMFIELD, COLORADO 80021
                         TELEPHONE NUMBER (303) 460-9200

                                   ----------

           Securities registered pursuant to Section 12(b) of the Act:

                                                   NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                       WHICH REGISTERED
             -------------------                   ------------------------
           McDATA Class B Common Stock              Nasdaq National Market
          ($0.01 per share, par value)

                                   ----------

          Securities registered pursuant to Section 12(g) of the Act:

                           McDATA Class A Common Stock
                          ($0.01 per share, par value)
                             Nasdaq National Market

         At February 8, 2001, 81,000,000 shares of the registrant's Class A Common Stock were outstanding and approximately 29,379,954, shares of the registrant's Class B Common Stock were outstanding. At February 8, 2001, the aggregate market value of the registrant's Class A Common Stock held by non-affiliates was approximately $3.0 billion and the aggregate market value of the registrant's Class B Common Stock held by non-affiliates was approximately $798.0 million.

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                             ---   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

================================================================================

                               MCDATA CORPORATION
                                    FORM 10-K

                                TABLE OF CONTENTS



                                   DESCRIPTION

        ITEM                                                                                                          PAGE
        ----                                                                                                          ----
                                                              PART I

         1.     Business...........................................................................................     2
         2.     Properties.........................................................................................    13
         3.     Legal Proceedings..................................................................................    13
         4.     Submission of Matters to a Vote of Security Holders................................................    13

                                                              PART II

         5.     Market for Registrant's Common Equity and Related Stockholder Matters..............................    14
         6.     Selected Financial Data............................................................................    14
         7.     Management's Discussion and Analysis of Financial Condition and Results of Operations..............    16
         7A.    Quantitative and Qualitative Disclosures about Market Risk.........................................    27
         8.     Consolidated Financial Statements and Supplementary Data...........................................    27
         9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............    27

                                                             PART III

         10.    Directors and Executive Officers of the Registrant.................................................    28
         11.    Executive Compensation.............................................................................    32
         12.    Security Ownership of Certain Beneficial Owners and Management.....................................    39
         13.    Certain Relationships and Related Transactions.....................................................    40

                                                              PART IV

         14.    Financial Statement Schedules, Reports on Form 8-K and Exhibits....................................    41

                               MCDATA CORPORATION
                                    FORM 10-K

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Some of the information presented in this Annual Report on Form 10-K (the "Annual Report") contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Although McDATA Corporation ("McDATA" or the "Company"), which may also be referred to as "we," "us" or "our") believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its businesses and operations, there can be no assurance that actual results will not differ materially from our expectations. Factors that could cause actual results to differ materially from expectations include:

     o changes in our relationship with EMC Corporation ("EMC") and International Business Machines Corporation ("IBM");

     o a loss of any of our key customers, distributors, resellers or our manufacturers;

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

     o continued market acceptance of our products, name recognition of our products and changes in customer buying patterns;

     o   delays in the development of new products and new technology; and

     o one-time events and other important risks and factors disclosed previously and from time to time in our filings with the U.S. Securities and Exchange Commission, including the risk factors discussed in this Annual Report.

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

                                     PART I

ITEM 1. BUSINESS

WHO WE ARE

    McDATA Corporation is the leading provider of high availability storage area network director switching devices that enable enterprises to connect and centrally manage large numbers of storage and networking devices. We design, develop, manufacture and sell switching devices that enable enterprise-wide high performance storage area networks, or SANs. Our products enable business enterprises to cost-effectively manage growth in storage capacity requirements, improve the networking performance of their servers and storage systems, and scale the size and scope of their SAN or other information infrastructure while allowing them to operate data-intensive applications on the SAN. We sell our products through industry leading original equipment manufacturers and resellers, including EMC and IBM, as well as systems integrators. Our goal is to build on our leadership position in providing director class switching devices to become the leading provider of a full range of switching solutions for the entire business enterprise.

RECENT DEVELOPMENTS

    On August 9, 2000, we completed an initial public offering of 14,375,000 shares of our Class B common stock resulting in net proceeds of approximately $377 million. On February 7, 2001, EMC distributed our Class A common stock to its shareholders on a pro rata basis. As a result of the distribution, EMC no longer owns our Class A common stock.

INDUSTRY BACKGROUND

SIGNIFICANT GROWTH IN CRITICAL DATA REQUIREMENTS

    During the past decade, the volume and value of data created throughout business enterprises has increased dramatically. As a result, the demand for data storage capacity has exploded as enterprises increasingly need to access, process and manipulate data that is critical to their businesses. International Data Corporation, an independent information technology research firm known as IDC, estimates that multi-user disk storage grew from more than 7,000 terabytes in 1993 to more than 185,000 terabytes in 1999, and will reach more than 1.9 million terabytes in 2003. One terabyte is one trillion bytes. This growth in the volume of data storage has been driven by a number of factors including:

     o the rapid expansion of data intensive applications such as e-mail, data mining and enterprise resource planning;

     o the increase in complexity of enterprise computing environments and use of multiple, incompatible servers and operating systems;

     o the need to store redundant copies of enterprise data for business continuance applications;

     o   the increase in the number of users accessing the network;

     o   the growth of e-commerce;

     o the rapid growth of web hosting, digital video and other multimedia applications; and

     o the decline in the cost of storage as a result of advances in storage technology.

    In addition, organizations have recognized that rapid and reliable access to enterprise data 24 hours a day, 7 days a week, 365 days a year (24x7) is essential to operating a business. The growing dependence on data for fundamental business processes has greatly increased the number of input-output data storage transactions required of storage servers and systems. The continued deployment of client-server and Internet-based applications combined with the rapid growth of enterprise data has placed significant strain on traditional data storage architectures. Furthermore, the increased use of open-system computing environments, which link multiple applications, files and databases to networked computers, makes the task of data management increasingly difficult. As a result, data storage products and services have accounted for an increasing percentage of business enterprises' information technology budgets and management resources.

    Business enterprises have historically attempted to support and manage data requirements by directly attaching storage devices to the individual servers on a local area network. Servers communicate in this direct attached environment using the small computer systems interface. The small computer systems interface protocol, however, has several drawbacks, including a short transport distance, limited performance and capacity of the connection, limited configuration flexibility, low reliability and inability to support more than a limited number of connections. According to IDC, advances in technology increased local area network transmission speeds by 100 times during the 1990's, while storage-to-server data transmission speeds utilizing the small computer systems input-output interface have increased less than 20 times during this period. The result has been significant congestion at the point of communication between storage systems and servers.

    To address the limitations of traditional server-to-storage connections, Fibre Channel technology and related industry standards evolved in the early 1990's as a means to facilitate high-performance storage connectivity. Fibre Channel technology supports large data transfers at transmission speeds of one billion bits, or one gigabit, per second, and is therefore well-suited for data transfers between storage systems and servers, with guaranteed delivery and transmission distances of up to 10 kilometers. "Fibre" refers to the optical or copper cable through which the communication among data storage systems and workstations, servers and other peripherals flows. Connecting network devices through Fibre Channel technology enables the efficient and reliable transfer of data from one network device to another, allowing access from any server to any storage device on the network. Fibre Channel offers the connectivity, distance and access benefits of a network, combined with the high performance and increased capacity of a channel. Since its introduction, Fibre Channel technology has earned widespread acceptance from industry and independent testing organizations. IDC forecasts that the market for Fibre Channel host bus adapters, hubs and switches will exceed $4 billion by 2003.

THE EMERGENCE OF STORAGE AREA NETWORKS (SANS)

    The introduction of Fibre Channel technology to facilitate high performance storage connectivity has facilitated the development of storage area networks. SANs enable fast, efficient and reliable transfer of data between multiple storage devices and servers to improve the management of data within a business enterprise. SANs also permit the traffic from storage applications to be handled outside of the local area network by decoupling computer storage systems from servers, which enhances the local area network's performance. SANs advance the traditional small computer systems interface-based direct attached storage and server configuration to a network of storage devices that can be accessed by multiple servers and network users, significantly increasing the performance and availability of enterprise data storage.

    SANs are typically configured in either a switched fabric or arbitrated loop topology. A Fibre Channel switch or two or more Fibre Channel switches interconnected in such a way that data can be physically transmitted between any two ports on any of the switches is referred to as a "fabric." Fabric allows business enterprises to connect any device on the network to any other device on the network. Fabric switching configurations enable every device on the network to have full network bandwidth. Arbitrated loop topology is the simplest SAN configuration, which interconnects up to approximately 126 devices on the network. In an arbitrated loop configuration, unlike a fabric configuration, all devices share available network bandwidth on the network, resulting in decreased performance as the number of devices in the loop increases.

    A SAN incorporates one or more classes of networking devices that connect the SAN with server and storage devices. These devices are:

     o SAN Director -- the backbone device that enables the broadest connectivity of servers and storage devices in a SAN configuration. It has the highest bandwidth performance and provides the highest number of ports per size of device (which is referred to as port density) of all SAN networking devices. A director class switch, unlike other types of SAN networking devices, has incorporated throughout its design fault tolerant technology and redundancy, which allows the switch to continue performing its function when one or more of its components have failed. The redundancy is achieved by including spare or backup components in the architecture of the switch that, in the event of failure of functioning switch components, assume the function of those failed components. SAN directors support a fabric configuration and provide a highly available platform for a centralized SAN management system. SAN directors can be used in configurations that connect large numbers of servers with multi-terabyte storage arrays in either a fabric or arbitrated loop configuration.

     o SAN Switch -- a device that addresses typical department level requirements to connect a range of server and storage devices with less capability than a SAN director. SAN switches provide increased flexibility in building larger SAN configurations and higher performance than storage hubs. Typical configurations connect a limited number of servers with multi-hundred gigabyte storage arrays.

     o SAN Hub -- a networking device that addresses entry level, or workgroup, performance requirements. SAN hubs link servers with storage devices in an arbitrated loop configuration in which all devices on the network share available bandwidth. Some hubs offer basic device level management but do not offer fabric or centralized SAN management. Typical workgroup configurations use a hub to connect one to four servers with one or two storage array devices.

     To date, many Fibre Channel SAN solutions are deployed only within particular areas of an end-user's organization, as opposed to on an enterprise-wide basis. This localized deployment requires that each SAN be administered and managed locally, which hinders access to and sharing of information on a centrally-managed enterprise-wide basis.

     As organizations deploy SANs across the enterprise, they seek to address the following requirements:

     o Provide the ability to scale. Enterprises deploy SANs in order to provide the ability to scale servers and storage capacity independently, connecting hundreds of storage devices or subsystems to multiple servers, allowing users to scale and upgrade the capabilities of their information infrastructures for demanding enterprise data needs.

     o Ensure interoperability. Enterprises require SAN infrastructure interoperability, which allows them to integrate SAN products into existing storage architectures, thereby preserving investments in legacy equipment.

     o Offer on-demand availability to data. Enterprises demand SAN products that are designed with significant high availability, functionality and features that address the demand for information infrastructures with substantial fault tolerance and higher availability of data.

     o Promote cost effective use and management of data. Enterprises require SAN products designed to provide centralized monitoring and control of storage and networking devices across the enterprise. This enables enterprise users to minimize downtime by monitoring, detecting, isolating and troubleshooting faults as they occur, thereby lowering the total cost of ownership as SAN resources are utilized more efficiently.

     o Optimize performance in an increasingly complex information infrastructure. Enterprises rely on SANs to provide multiple users simultaneous access to stored data over independent paths within the SAN. This permits access to data by more users than is possible with traditional storage architectures. SAN switches need to provide high port count and throughput capability. These features enable higher performance and more cost effective scaling because more devices can be connected than with clustered switches.

     In order to address these requirements, organizations are increasingly adopting an enterprise-wide strategy to SAN deployment, requiring SAN infrastructure providers to adopt features and practices that deliver on the full promise of SANs.

THE MCDATA SOLUTION

     McDATA is the leading provider of high availability SAN backbone director class switching devices for connecting servers and storage devices. We combine years of experience in designing, developing and manufacturing high performance switching technologies with a knowledge of business critical applications, service and support to solve complex business problems at the core of a business enterprise's data infrastructure. Our solutions include hardware and software products, methodologies and education that enable businesses to scale their operations globally through a comprehensive, manageable, flexible data infrastructure that is optimized for rapid deployment and responsiveness to customer needs. We believe that the completeness of our hardware, software and services necessary to provide interoperable SAN solutions will enable us to be one of the first companies to offer enterprise-wide SAN solutions to our customers. The advantages of our solutions include the following:

     o Scalability -- Dynamic Growth. Our solutions are designed to enable users to consolidate, add or reconfigure servers and storage devices within an enterprise-wide network of data storage and switching devices. The architecture of our products is designed to permit businesses to expand their computing and storage resource needs without causing business interruption or a decline in overall storage system performance.

     o Connectivity -- Interoperability. We are at the forefront of providing products that interoperate with the majority of popular servers and storage devices. Our products are designed to protect customers' investment in their information infrastructure.

     o Availability -- Information Anywhere, Anytime. Our SAN solutions are designed to offer users a reliable and a highly available information infrastructure. Our products are designed to provide maximum availability by using fault-tolerant technology incorporating spare, or "redundant," components in the architecture of the product. These products offer internally redundant capabilities that enable customers to run their businesses on a 24x7 basis with 99.999%, or "five-nines," operational availability.

     o Manageability -- Comprehensive Control for Low Total Cost of Ownership. Our switching and network management software solutions are designed to enable customers to manage their entire SAN fabric from a central point. For example, our Enterprise Fabric Connectivity Manager Software, or EFCM, is designed to minimize downtime by proactively monitoring, detecting and isolating fabric conditions that may interrupt the access to or availability of data. Our products are easy to install and operate, have powerful, built-in diagnostic capabilities designed to enhance troubleshooting methods that reduce the time it takes to restore a fabric to full operation. Product features simplify the overall administration, service and support of the infrastructure, permitting more efficient use of personnel and increased data availability.

     o Performance -- High Price to Performance Value. Our products are designed to offer maximum performance throughout a fabric as the increase in business applications drives growth in storage and server connections. We have designed the technology for our products to provide customers with more data transmission ports per switch. This results in a lower price per port than similarly sized products with fewer ports that must be networked together in order to provide the same number of available ports.

THE MCDATA STRATEGY

     We are focused on becoming the leading provider of enterprise-wide SAN switching solutions. The key elements of our strategy are the following:

     o Capitalize on our market leadership. We intend to capitalize on our market leadership in providing SAN backbone director class switching devices through continual enhancement of our existing products and the development of new products. We have experience in developing high availability switching solutions that are essential to business computing, including SAN solutions and other information infrastructures.

     o Leverage technology leadership to provide an enterprise-wide solution. We intend to leverage our leadership in high availability SAN backbone director class switching devices technology for the data center environment with our common application specific integrated circuit, or ASIC, architecture into products that are suitable for other segments of the enterprise. To extend the industry leading technology of our high availability SAN backbone director class switching devices, we plan to offer a complete portfolio of managed switching solutions for the entire enterprise. We will leverage our backbone infrastructure experience to enable customers to architect, design and deploy large scale, centrally managed, enterprise-wide SAN solutions with a high level of infrastructure availability, performance and manageability. The key attributes of our SAN backbone director class product, our experience in the enterprise and our expanded hardware and software products will provide customers with a complete line of solutions for their entire enterprise SAN infrastructure requirements.

     o Extend leadership in interoperability. We intend to lead the development and establishment of the next generation of standards for the SAN and information infrastructure industry. We have developed and operate a state-of-the-art interoperability lab that enables us to develop products that we certify as interoperable with a wide variety of SAN and other information infrastructures. Our leadership of the Open Standards Fabric Initiative and our continued investment in our interoperability efforts will enable us to define and support standards for new SAN market opportunities.

     o Develop and deploy a fabric management system. We intend to leverage our Enterprise Fabric Connectivity Manager installed base to deploy a fabric switching and network management software system that enables multi-device, multi-vendor software-based management. We will combine the capabilities of our ASIC technology with our management software products to achieve high availability through the fabric. We will invest in our network management software tools to continuously improve overall fabric performance. Our network management software works in conjunction with McDATA management software tools and other system and storage management platforms to provide a proactive, single system view capability that is required to provide the highest availability of data.

     o Expand multi-channel distribution capability across the enterprise. We will continue to develop and expand our direct assist sales model with our existing and future original equipment manufacturer, reseller and systems integrator customers. With these new relationships, we intend to develop new markets both in the United States and abroad. In 2000 we entered into renewed arrangements with EMC and IBM. In February 2001, we entered into an OEM purchase agreement with Hewlett-Packard Company regarding the sale of our products. Our future success depends in part on the successful creation of an open market channel through distributors and resellers. To this end, we have developed a network of leading distributor and reseller partners. We intend to enter into agreements with additional distributors and resellers, both in the United States and abroad, to increase our geographic coverage and address new vertical markets.

     o Increase brand awareness. We plan to actively build awareness of our brand to position ourselves as the leading provider of high performance, highly available SAN and information infrastructure products for enterprise business applications. We will extend our brand through our distribution and original equipment manufacturer partners. We intend to promote our brand through increased investment in a range of marketing programs, including advertising in industry print publications, trade show participation, direct marketing and public relations.

McDATA PRODUCTS

    McDATA designs, develops, manufactures and sells switching devices and related software that enable enterprise-wide high performance SANs. We are a technology and market leader for SAN backbone director class switching devices. We are developing a comprehensive suite of SAN switching products that leverage the core technology advantages of our hardware and software design architecture to address the connectivity needs of business enterprises. Our products are as follows:

     o ED-5000 Enterprise Fibre Channel Director. The ED-5000 provides high performance switching for mass storage clusters and client-server environments. The ED-5000 is a 32-port Fibre Channel switch that offers high-performance connectivity and high availability as well as shared network management protocol support in high-end open systems, such as those using UNIX, Windows2000 and Linux. The product is a high-end solution for applications requiring gigabit performance and 24x7 operation. The ED-5000 provides full redundancy in a non-blocking, any-to-any, 32-port, configuration within the switch. The major sub-assemblies of the ED-5000 are "hot-swappable," meaning that a replacement may be substituted for a defective assembly while the product is performing its normal functioning, thereby allowing customers to replace and service the unit without interrupting the basic operation of the switch.

     o ES-3016 Switch. The ES-3016 is a 16-port enterprise fabric switch that encompasses many of the high-availability features previously found only in data center offerings. Targeted to the needs of department environments, the ES-3016 Switch provides an excellent foundation from which to build a department-sized SAN or to connect a growing department network into the enterprise-wide SAN.

     o ES-1000 Fibre Channel Switch. The ES-1000 is an entry level Fibre Channel switching device that, when combined with the ED-5000 Director, enables an end-to-end switching solution for the consolidation of workgroup and department level storage and servers. High availability features include redundant fans, power supplies and other components. The ES-1000 switch is equipped to be managed with our enterprise software products, providing a centralized, fabric-wide statistical view of the entire storage network.

     o Software Products. Our management software products, branded Enterprise Fabric Connectivity Manager (or EFCM) and Product Manager (or PM), which are licensed separately from our other products, leverage our director class experience to provide open-systems network management capabilities. This software platform utilizes standards-based and proprietary technologies to provide user-friendly distributed network management configuration and control capabilities. Using Java-based and client-server technologies, we have designed the EFCM and PM management architecture to be operating system independent.

     o OpenReady(TM) Solutions. Our OpenReady(TM) solutions (formerly known as FabricReady(TM)) are comprised of our director products and other SAN networking devices and form comprehensive enterprise storage connectivity solutions. These OpenReady offerings are preconfigured and qualified with hardware, software and services necessary to provide interoperable SAN solutions. OpenReady offerings provide customers and channel partners with an integrated, application based SAN solution for solving business critical problems across the enterprise. It offers customers a predictable and reliable way to deploy SAN solutions into their production environments while substantially minimizing overall risks and the costs associated with new technologies. OpenReady services combine our long standing commitment and investments in interoperability with the capability to provide complete end-to-end SAN infrastructure solutions based on the integration and rigorous testing of applications. We currently provide OpenReady solutions for NT and Sun consolidation and local area network-free back-up applications.

     o Protocol routers and host bus adapters represent significant enabling technologies that provide an essential part of a total OpenReady solution. Host bus adapters are required to provide the Fibre Channel interface on the server platforms. We offer the majority of popular interfaces from leading vendors such as Emulex Corporation, JNI and QLogic as part of a qualified packaged solution to end-user and systems integrator channels.

     o The small computer system interface to Fibre Channel router devices are another key element in our OpenReady solutions portfolio. The EB-1200 is sold as part of a bundled solution to end-user and systems integrator channels. The EB-1200 provides two 16-bit small computer system interface ports and one 1.062 gigabit Fibre Channel port connection for customers requiring Fibre Channel connectivity to existing small computer system interface devices. Additionally, we are working with router companies, including Crossroads Systems, Inc., Chaparral Network Storage, Inc. and Pathlight to integrate and qualify third party software to enable serverless back-up.

     o FICON(TM) Bridge. We designed and manufacture the FICON(TM) feature card within IBM's 9032 Model 5 Director that functions as a bridge between FICON and ESCON protocols. FICON is designed to provide Fibre Channel connectivity to mainframe storage devices. FICON takes advantage of the American National Standards Institute Fibre Channel standard transport with the introduction of IBM's performance-enhancing S/390 layer. The FICON Bridge card helps provide customers with investment protection for currently installed ESCON control units, such as disk storage and tape control units.

TECHNOLOGY

    We have developed ASIC technology that serves as the foundation for the development of a complete family of SAN products. Our ASICs provide building blocks at the circuit level for implementing Fibre Channel switches. These ASICs combine a number of Fibre Channel functions in a single chip that substantially reduces the number of components needed in our Fibre Channel switches. Our years of design expertise in Fibre Channel technology and large scale switching solutions allows us to deploy high availability SAN fabrics.

    These ASICs are used in our next generation switch products, and have been shipped and are in production. The implementation of our new switch architecture is based on a common hardware and software design. The architecture enables product designs that span from the high-end Data Center to low-end workgroup storage computing environments with gigabit performance and 24x7 operation.

    Our technology/architecture allows us to offer director class switches with a higher number of data transmission ports per switch than similarly sized products and department and workgroup switches with a higher port density per unit of rack space than similarly sized products. Switches with fewer ports must be networked together to provide the same number of available ports. Our comparatively high number of available ports per switch allows our switches to offer higher performance than switches that must be networked together because none of our switch ports needs to be diverted to network to other switches, which degrades overall performance of the switching solution. Our next generation switch enables a fabric to scale up to 8000 ports. In addition to the support of high data throughput speed of the switch, our architecture supports very low latency, generally indicating a two microsecond delay regardless of the number of the ports of the switch. The architecture supports transmission of up to 2.125 gigabits per second and in the future will support transmission of up to 10 gigabits per second.

     We expect that our next generation of switch products will include the following characteristics:

     o   system status monitoring;

     o ability to automatically replace faulty internal component parts without interruption of data transmission through the switch;

     o   non-disruptive serviceability;

     o   component failure detection and reporting;

     o   user friendly operation;

     o   automated call home facilities;

     o   network management that supports both in-band and out-of-band systems;
         and

     o   management via our EFCM software management products.

     Our software product architecture is based on a McDATA-developed embedded real-time operating system which provides state-of-the-art characteristics. Coupled with hardware architecture, the software design delivers Fibre Channel services for the entire family of SAN products, using a single, common code image.

CUSTOMERS

Two major customers in 2000, EMC and IBM, are significant providers of enterprise storage systems. In 2000, EMC accounted for approximately 76%, and IBM accounted for approximately 14% of our total revenue, respectively. In addition to our original equipment manufacturers, we also have relationships with resellers and systems integrators, including Hitachi Data Systems, MSI, Inc., Netmarks Inc., and Salem Computer Group. These and our other systems integrator partners will continue to be a strategic focus for us as we continue to expand our business and deploy our OpenReady solutions.

    In February 2001, we announced that we entered into a distribution agreement with Avnet, Inc. for the sale of our products. In February 2001, we entered into an OEM purchase agreement with Hewlett-Packard Company regarding the sale of our products.

BACKLOG

     We manufacture our products on the basis of our forecast of near-term demand and maintain inventory in advance of receipt of firm orders from customers. Products are configured to customer specifications and are generally shipped by us shortly after receipt of the order. For this reason, our backlog at any particular time is not meaningful because it is not necessarily indicative of future sales levels.

SALES AND MARKETING

    Our sales and marketing approach is focused on an indirect sales model executed through original equipment manufacturers, such as EMC, resellers, such as IBM, and systems integrator customers. We support these distribution customers in a direct assist model with our field sales and service personnel. In addition, our professional and educational services teams are recognized within the industry as technical experts with proven deployment methodologies and a comprehensive Fibre Channel education curricula.

    Our original equipment manufacturer and reseller customers incorporate our switches into their end-user products that are installed and field-serviced by the original equipment manufacturer technical support organizations. IBM Global Services provides our first level of field support for all products that are sold directly or through our indirect channel partners. The sales cycle used in selling to an original equipment manufacturer customer can vary significantly in terms of its length and complexity. Often, it involves the use of our testing labs or those of our strategic partners, where substantial testing takes place. It also often involves the submission of proposal documentation and presentations to the customer. This sales process generally involves the combined efforts of our sales and marketing, engineering and management teams and can take from several weeks to more than one year.

    In May of 2000, we entered into a five-year agreement to sell our products to EMC under which we will manufacture our products for EMC's internal use or for delivery directly to EMC's end user customers. Under the terms of this agreement, we are obligated to provide varying degrees of support for these products to EMC's end user customers.

    We also entered into a Resale Agreement with IBM in February of 2000 that governs IBM's purchases of our products and appoints IBM as a non-exclusive authorized reselling agent of ours to resell our products and services to IBM reseller and end-user customers. This agreement also grants to IBM the non-exclusive, non-transferable worldwide right and license to use and to distribute software in connection with these products. The agreement does not transfer any intellectual property and does not commit IBM to purchase any products from us. The agreement has an initial term of five years. Either IBM or we may terminate the agreement in the event of a material breach without cure within 30 days or in the event of any insolvency.

    We also intend to continue to sell our products to a limited number of systems integrators who combine our products with products of other vendors to provide complete SAN solutions. Systems integrators typically provide installation, service and technical support to their end-user customers.

    As of December 31, 2000, our sales organization was located in several major cities in North America and one in each of Germany, the United Kingdom and Japan. Our sales and marketing organization consisted of 172 people, including field sales personnel, systems engineers, channel sales professionals, professional and educational services providers and sales operations professionals.

CUSTOMER SERVICE AND SUPPORT

    We believe that superior customer service and support are critical to maintain successful long-term relationships with our customers and enhance our leadership position in the SAN market. This service and support will also contribute to building our brand, as our products are introduced and integrated with products of other manufacturers and resellers.

    We provide technical support to our original equipment manufacturer customers and systems integrators, enabling them to provide technical support to their end users. We do this by providing training and documentation together with 24x7 support. When a customer issue originates from our call center, we remain in contact with the customer until the issue is resolved. Our customer support includes a comprehensive array of full-service support elements, including: 24x7 call home monitoring; spare parts depots; direct support through IBM Global Services; and field engineers, manufacturer-based technical support specialists and regional support specialists available to handle on-site requirements.

MANUFACTURING

    Our manufacturing facility, located in Louisville, Colorado, is approximately 91,000 square feet. We perform final assembly and testing, finished goods distribution, customer service repair and logistics in this facility. We currently anticipate that this facility will be adequate for us to meet demand for our products for the foreseeable future. In addition, we have available additional manufacturing floor space, multiple shifts and outsourcing options to provide significantly higher volume manufacturing capability if required. As of December 31, 2000, we employed 132 people in manufacturing and customer service.

    We subcontract a majority of our production activities, including the manufacture, assembly and testing of a substantial part of our products. We currently utilize SCI Systems Inc. as the primary contract manufacturer for printed circuit board assembly and testing and box build. SCI has multiple sites in multiple countries that can be used for disaster recovery or to significantly expand their manufacturing capacity. We currently depend upon LSI Logic for the production of our ASICs.

    We depend on SCI, LSI Logic and our other subcontractors to deliver high-quality products in a timely manner, but we cannot assure you that they will be able to do so. We currently do not have a long-term supply contract with any of our subcontractors.

    We design test processes for all of our products to identify the causes and measure the frequency of product failures. We and our major component suppliers use these test processes in connection with the manufacture of our products. Our tests include environmental stress screening, which seeks to ensure product performance and reduce premature product failures, and other test processes, which are designed to identify product defects prior to shipping. In addition to qualifying our products, we also qualify our component suppliers based on their ability to manufacture components within defined specifications.

     Recently, we have engaged Celestica Corporation, on a purchase order basis only, as the manufacturer of our SAN switches.

RESEARCH AND DEVELOPMENT

    The SAN and other information infrastructure markets are characterized by rapid technological change, including changes in customer requirements, frequent new product introductions and enhancements, and evolving industry standards. We believe that continued research and development efforts are an important factor in our ability to maintain technological competitiveness. As of December 31, 2000, we employed 197 individuals in engineering and development efforts that are focused on the development, enhancement and testing of switches, ASICs and the associated software offerings that address the needs of the SAN market. In addition, we currently cooperate with leading software companies, including Microsoft Corporation and Tivoli, a division of IBM, to develop and test the interoperability of our products with their software to provide both our and their end users with more fully tested, interoperable SAN solutions. We do not believe that our relationships with these companies are material to our business, financial condition or results of operation. We intend to dedicate resources to the continued development of the Fibre Channel standards and to achieve interoperability with the Fibre Channel devices of other companies. Finally, our Systems Integration Lab is the industry's foremost Fibre Channel switched fabric interoperability lab and is staffed by Fibre Channel and open systems experts.

    Our research and development expenditures were approximately $38 million in 2000, approximately $24 million in 1999 and approximately $18 million in 1998. Expenses associated with our Systems Integration Lab are incorporated in our marketing expenditures and are not included in our research and development costs.

COMPETITION

    Although the competitive environment in the SAN market has not yet developed fully, we anticipate that the current and potential market for our products will be highly competitive, continually evolving and subject to rapid technological change. New SAN products are being introduced by various server and storage providers and existing products will be continually enhanced. Our primary competitor in the Fibre Channel switch market is Brocade Communications Inc. Other companies are also providing Fibre Channel switches and other products to the SAN market, including Gadzoox Networks, Inc., Vixel Corporation, Qlogic Corporation and InRange Technologies Corporation. In addition, a number of companies, including Emulex Corporation, Interphase Corporation, JNI Corporation, and Crossroads Systems, Inc. are developing, or have developed, Fibre Channel products other than switches, including adapters and hubs. We anticipate that these and other manufacturers of network equipment may introduce new Fibre Channel switch products in the near future. In the future, we may also compete with networking companies or other companies in related or other industries for which future direct participation in the market for switching devices may become strategic. In addition, although EMC has agreed for a period of two years after the completion of our August 2000 initial public offering not to develop or manufacture products that compete with our products, upon the expiration of that two-year period, EMC may directly compete with us. Moreover, we have granted EMC a license under our patents to make, use and sell any products that EMC is selling or distributing up to the date of the offering, including products that compete with ours.

    It is also possible that our existing or potential customers could develop and introduce products competitive with our product offerings. We believe the competitive factors in this market segment include: product performance and features; product reliability and interoperability; price; ability to meet delivery schedules; customer service and technical support; and systems management.

    Some of our current and potential competitors have established operating histories, greater resources and name recognition, and a larger installed base of customers than we have. As a result, these competitors may have greater credibility with our existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours. This may allow them to respond more quickly than we can to new or emerging technologies and changes in customer requirements. In addition, some of our current and potential customers have already established supplier or joint development relationships to discourage these customers from purchasing additional products from us or persuade them to replace our products with their products. Increased competition could result in pricing pressures, reduced sales, reduced margins, reduced profits, reduced market share or the failure of our products to achieve or maintain market acceptance. We may not have the financial resources, technical expertise or marketing, manufacturing, distribution and support capabilities to compete successfully in the future. Additionally, we may not be able to compete successfully against current or future competitors and competitive pressures may materially harm our business.

INTELLECTUAL PROPERTY

    Our success depends on our ability to protect our proprietary technology and to operate without infringing the proprietary rights of third parties. We rely on a combination of patents, copyrights, trademarks and trade secrets, as well as confidentiality agreements and other contractual restrictions with employees and third parties, to establish and protect our proprietary rights. We cannot be certain that the steps we take to protect our intellectual property will adequately protect our proprietary rights, that others will not copy or otherwise obtain and use our products and technology without authorization, independently develop or otherwise acquire equivalent or superior technology or that we can maintain such technology as trade secrets. In addition, the laws of some of the countries in which our products are or may be sold may not protect our proprietary rights as fully as the laws of the United States.

    As of December 31, 2000, we held 21 U.S. patents and had 17 additional U.S. patents pending. We are seeking additional patent protection for certain additional aspects of our technology. However, it is possible that patents may not be issued for these applications. It is possible that litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of our resources and could materially harm our business. From time to time, we have received, and may receive in the future, notice of claims of infringement of other parties' proprietary rights. Infringement or other claims could be asserted or prosecuted against us in the future, and it is possible that past or future assertions or prosecutions could harm our business. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause delays in the development and release of our products, or require us to develop non-infringing technology or enter into royalty or licensing arrangements. Such royalty arrangements, if required, may not be available on terms acceptable to us, or at all. For these reasons, infringement claims could materially harm our business.

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

    EMC and IBM entered into a cross-license agreement on March 19, 1999, and amended that agreement on May 12, 2000, under which each party, on behalf of itself and its subsidiaries, granted the other a license under patents issued or issuing on applications entitled to an effective filing date through December 31, 2005. Under the terms of this cross-license agreement, patents held by us were licensed to IBM and patents held by IBM were sublicensed to us by EMC. Each party released the other and its subsidiaries from claims of patent infringement committed prior to the date of the cross-license. Effective as of the February 7, 2001 distribution of our Class A common stock by EMC, IBM, pursuant to the cross-license agreement, retained the benefit of a license to our patents with an effective filing date through the date of such distribution, but the sublicense to us under IBM patents terminated upon such date in accordance with the terms of the cross license agreement. We believe that the termination of the sublicense does not materially affect our business. We believe that the cross-license agreement further provides that if either party transfers a product line after the effective date of the cross license agreement, either as part of or separate from a disposition of a subsidiary to any third party, and if such transfer includes patents and tangible assets having a net value of at least $100,000,000, relating to the product line being transferred with the subsidiary, then after written request by the transferring party and, if applicable, by such third party, to the other party within 60 days following the transfer, the other party will grant to the ex-subsidiary, in the case of a disposition of a subsidiary, a royalty-free license under its licensed patents, subject to the following limitations: (1) the field would be limited to only the particular product line being transferred, including subsequent versions under development by the transferring party at the time of the disposition, (2) the license would only cover, in any twelve month period, a volume of licensed products generating revenue equal to 110% of product revenue for the preceding twelve month period, (3) the ex-subsidiary would be required to grant IBM a royalty-free cross-license under its patents and (4) the license to the ex-subsidiary would terminate should the license from IBM to EMC terminate. Although we believe that the foregoing provision applies after the distribution of our Class A common stock by EMC, there can be no assurance that IBM will agree with our interpretation. In addition, even if IBM accepts our interpretation, the cross-license agreement does not specify the consequences if a transferred subsidiary exceeds the limit of 10% annual increases in product revenue.

EMPLOYEES

    At December 31, 2000, we had 606 full-time employees. Of these employees, 197 were engaged in engineering and development, 172 in sales and marketing, 132 in manufacturing and customer support, and 105 in finance and administration. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good. We anticipate that we will need to hire additional employees to meet the expected growth of our business.

ITEM 2. PROPERTIES

     Our principal facilities for administration, sales, marketing, customer support, manufacturing, research and development are located in two facilities in the greater Broomfield, Colorado area. We currently occupy 122,000 square feet of office space under a lease that expires in December 2003 and approximately 91,000 square feet of manufacturing space under a lease that expires in February 2003. We also occupy 12,895 square feet of office space in Toronto, Ontario under a lease that expires in June 2003. We plan to occupy an additional 96,000 square feet of office space in Broomfield, Colorado in the first and second quarters of 2001 under a lease that expires in mid-February, 2006.

     Our manufacturing and headquarters operations are currently in separate locations in the greater Broomfield, Colorado area. After reviewing our anticipated facility growth requirements over the next several years, and in light of lease terms on our currently occupied space, we have approved the development of the first phase of a centrally located corporate campus for the purpose of consolidating our operations. Accordingly, on February 9, 2001, we entered into a lease and associated agreements with Deutsche Bank AG, New York Branch ("Deutsche Bank") for the lease of a 167,000 (approx.) square foot multi-story office and engineering building to be constructed on a 109 acre parcel of land located in Broomfield, Colorado. Construction of the building is anticipated to commence in the first half of 2001 and is scheduled to be completed no later than February 2003. The initial term of the lease is for 78 months and the lease rate is based on the one month LIBOR rate plus between 20 and 45 basis points.

     We may, at our option, purchase the facility during or at the end of the term of the lease at approximately the amount expended by Deutsche Bank to acquire the land and construct the building (approximately $60 million). If we do not renew the lease, exercise the purchase option by the end of the lease or arrange for the sale of the property to a third party for an equivalent amount, we have guaranteed a residual value of the facility as a percentage of the total original cost (approximately 85% of such costs).

     As part of the above transaction, we have agreed to restrict up to $60 million (plus 5 percent) of our investment securities as collateral for specified obligations of ours under the lease. These investment securities are restricted as to withdrawal and are managed by a third party subject to certain limitations. In addition, the lease agreement requires that the we maintain compliance with certain affirmative and negative covenants, representations and warranties, including certain defined financial covenants.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, we become involved in various lawsuits and legal proceedings that arise in the normal course of business. Litigation is subject to inherent uncertainties and an adverse result in a matter that may arise from time to time may harm our business, financial condition or results of operation. In the opinion of management, the ultimate disposition of any of the claims will not have a material adverse effect on our consolidated results of operations, financial position or cash flow.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No shareholder meeting was held in the fourth quarter of 2000. We intend to hold our annual meeting of shareholders in August of 2001. Accordingly, shareholder proposals for inclusion in the annual meeting proxy statement should be sent to our Secretary at 310 Interlocken Parkway, Broomfield, Colorado 80021 and must be received by April 2, 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Class B common stock has been quoted on the Nasdaq National Market under the symbol "MCDT" since our initial public offering on August 9, 2000. Our Class A common stock has been quoted on the Nasdaq National Market under the symbol "MCDTA" since EMC's distribution of that stock on February 7, 2001. Prior to those respective times there was no public market for either class of stock.

     We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and we have not declared or paid any cash dividends on our capital stock since inception, and do not anticipate paying any cash dividends in the foreseeable future. At December 31, 2000, there was one stockholder of record of our Class A common stock and approximately 380 stockholders of record of our Class B common stock.

     The following table sets forth the range of high and low closing prices per share of our Class B common stock reported on the Nasdaq National Market during 2000 and 2001:

         2000                                High          Low
         ----                                ----          ---
         First Quarter                        N/A          N/A
         Second Quarter                       N/A          N/A
         Third Quarter                    $133.00       $78.25
         Fourth Quarter                   $128.94       $43.00

         2001
         ----
         First Quarter                    $ 69.25       $22.625
         (through Feb. 22, 2001)

Sale of Unregistered Securities

     From January 1, 2000 to August 8, 2000, we granted stock options to purchase 3,525,425 shares of our Class B common stock at exercise prices ranging from $11.54 to $28.00 per share to employees and directors pursuant to our 1997 Stock Option Plan. On August 8, 2000, we filed a Form S-8 Registration Statement that registered our Class B common stock relating to options granted on and after August 8, 2000. From January 1, 2000 to August 8, 2000, we issued and sold an aggregate of 1,902,852 shares of our Class B common stock to employees and directors for aggregate consideration of $2,102,998 pursuant to exercise of options granted under our 1997 Stock Option Plan. The issuance of options and the issuance of Class B common stock upon the exercise of these options was exempt from registration under the Securities Act of 1933 either pursuant to Rule 701 under the Securities Act of 1933, as a transaction pursuant to a compensatory benefit plan, or pursuant to this Section 4(2) of the Securities Act of 1933, as a transaction by an issuer not involving a public offering. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

    You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other financial information appearing elsewhere in this document. The consolidated statements of operations data set forth below with respect to the years ended December 31, 2000, 1999 and 1998, and the consolidated balance sheets data as of December 31, 2000 and 1999 are derived from our audited financial statements appearing in Item 14. The consolidated statement of operations data set forth below with respect to the year ended December 31, 1997, and the consolidated balance sheet data as of December 31, 1998 was derived from audited financial statements not included herein. The consolidated statement of operations data set forth below with respect to the year ended December 31, 1996 and the consolidated balance sheet data at December 31, 1997 and 1996 are derived from unaudited consolidated financial statements not included herein, which, in the opinion of our management, reflect all normal recurring adjustments that we consider necessary for a fair presentation of such information in accordance with generally accepted accounting principles. Historical results are not necessarily indicative of the results of any future period.

                                                                            YEARS ENDED DECEMBER 31,
                                                   -----------------------------------------------------------------------

                                                      2000         1999          1998           1997(1)           1996(1)
                                                   ----------   ----------    ----------       ----------       ----------
                                                                      (in thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Total revenue..................................    $  248,686   $   95,263    $   36,548       $   33,023       $   32,200

Total cost of revenue..........................       119,543       50,280        13,105           11,270            8,004
                                                   ----------   ----------    ----------       ----------       ----------
Gross profit...................................       129,143       44,983        23,443           21,753           24,196
Operating expenses.............................        85,724       45,913        32,008           22,983           15,265
                                                   ----------   ----------    ----------       ----------       ----------
Income (loss) from operations..................        43,419         (930)       (8,565)          (1,230)           8,931
                                                   ----------   ----------    ----------       ----------       ----------
Net income (loss)..............................    $   30,764   $   (1,616)   $   (5,118)      $     (574)      $    5,770
                                                   ==========   ==========    ==========       ==========       ==========


Basic net income (loss) per share..............    $     0.31   $    (0.02)   $    (0.06)      $    (0.01)      $     0.06
                                                   ==========   ==========    ==========       ==========       ==========
Shares used in computing basic
  net income (loss) per share(2)...............        99,989       91,638        91,000           91,000           91,000

Diluted net income (loss) per share............    $     0.28   $    (0.02)   $    (0.06)      $    (0.01)      $     0.06
                                                   ==========   ==========    ==========       ==========       ==========
Shares used in computing diluted
  net income (loss) per share(2)...............       107,953       91,638        91,000           91,000           91,000


                                                                 DECEMBER 31,
                                        --------------------------------------------------------------

                                           2000         1999         1998         1997         1996
                                        ----------   ----------   ----------   ----------   ----------
                                                                (in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Total assets.........................   $  511,369   $   48,424   $   39,383   $   39,463   $   26,593
Working capital......................      404,359       15,813       14,028       24,666       13,092
Debt payable to parent...............           --        1,900        1,900        1,900           --
Long-term portion of
  Capital lease obligations..........        1,624        1,175        1,262          335          388
Total stockholders equity............      453,813       29,624       25,999       31,115       16,431

----------
(1) In October 1997, EMC reorganized McDATA to separate our Fibre Channel devices business from EMC. As part of this reorganization, we became a company focused on designing, developing, manufacturing and selling Fibre Channel switching devices. As a result, the historical financial information for the three years ended December 31, 1997 has been adjusted to reflect the impact of the reorganization as if it occurred at the beginning of 1995.

(2) Per share computations for 1996 and 1997 have been calculated using the actual number of shares issued on October 1, 1997 because the capital structure for prior periods was not indicative of the current structure.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    You should read the following discussion and analysis in conjunction with "Risk Factors" and our consolidated financial statements and the related notes appearing elsewhere in this document.

                              RESULTS OF OPERATIONS

    The following table sets forth certain financial data for the periods indicated as a percentage of total revenues.

                                             YEARS ENDED DECEMBER 31
                                            2000      1999       1998
                                           ------    ------     ------
Revenue:
     Product revenue                         23.5%     30.9%      14.3%
     Product revenue - Parent                69.5      50.5       15.4
     Service revenue - Parent                 7.0      18.6       70.3
                                           ------    ------     ------
              Total revenue                 100.0     100.0      100.0
Cost of revenue:
    Cost of product revenue                  12.7      22.4       10.4
    Cost of product revenue - Parent         33.1      24.4        8.8
    Cost of service revenue - Parent          2.3       6.0       16.7
                                           ------    ------     ------
             Total cost of revenue           48.1      52.8       35.9
                                           ------    ------     ------
Gross profit                                 51.9      47.2       64.1
                                           ------    ------     ------
Operating Expenses:
    Research and development                 15.2      25.2       50.0
    Selling and marketing                    13.6      16.6       28.2
    General and administrative                3.0       4.1        9.3
    Amortization of deferred
        Compensation                          2.6       2.3         --
                                           ------    ------     ------
          Total operating expenses           34.4      48.2       87.5
                                           ------    ------     ------
Income (loss) from operations                17.5      (1.0)     (23.4)
Interest income (expense), net                3.3      (0.9)       0.8
                                           ------    ------     ------
Income (loss) before income taxes            20.8      (1.9)     (22.6)
Income tax expense (benefit)                  8.4      (0.2)      (8.6)
                                           ------    ------     ------
Net income (loss)                            12.4%     (1.7)%    (14.0)%
                                           ======    ======     ======


Years ended December 31, 2000 and 1999

REVENUES

    Total revenue increased by approximately 161% to $248.7 million for 2000 from $95.3 million for 1999. This increase was primarily due to an increase in product revenue, including sales of McDATA's ED-5000 Enterprise Director, which is sold primarily to EMC and of the FICON Bridge card sold exclusively to IBM, to $231.4 million in 2000 from $77.6 million in 1999. Service revenue from EMC decreased to $17.3 million in 2000 from $17.7 million in 1999, primarily because revenue under the Company's ESCON service agreement decreased by approximately 16.4% to $14.5 million in 2000 from $17.3 million in 1999. We anticipate that service fee revenue from EMC under the ESCON service agreement will continue to decrease in the future. As ESCON revenue continues to decrease we anticipate that it will represent an increasingly smaller percentage of total revenue.

GROSS PROFIT

    Gross profit increased by approximately 187% to $129.1 million in 2000 from $45.0 million in 1999. Gross profit percentages increased to 51.9% in 2000 from 47.2% in 1999. Gross profit percentages on product sales were approximately 51% in 2000 compared to approximately 43% in the prior year, reflecting a much higher proportion of sales of our ED-5000 product in the current year, which has earned significantly higher profits than the mix of products sold in the prior year. We expect our gross profit percentage from product sales to EMC to decline in future periods as a result of recently negotiated pricing on future products partially offset by expected declines in unit manufacturing costs.

OPERATING EXPENSES

    Research and Development. Research and development expenses increased by approximately 58% to $37.8 million for 2000 from $24.0 million for 1999. The increase was due primarily to increased staffing levels, as the number of engineering employees increased to 197 at December 31, 2000 from 154 at December 31, 1999, and to expenditures for prototype materials, design consulting services and other materials and services.

    Selling and Marketing Expenses. Selling and marketing expenses increased by approximately 115% to $34.0 million for 2000 from $15.8 million for 1999. This increase was due primarily to increased staffing levels, as the number of selling and marketing employees increased to 172 at December 31, 2000 from 79 at December 31, 1999, increases in costs associated with consulting and public relations programs to increase brand awareness, and increases in costs associated with expanding and operating our field offices and integration laboratory for product demonstration and systems integration testing.

    General and Administrative Expenses. General and administrative expenses increased by approximately 90% to $7.5 million for 2000 from $3.9 million for 1999. This increase was due primarily to increased staffing levels, as the number of administrative employees increased to 105 at December 31, 2000 from 56 at December 31, 1999, increases in costs associated with recruiting and relocating employees and increases in costs for business system consulting and facility move expenses.

    Amortization of Deferred Compensation. During 2000 and 1999, we recorded deferred compensation, net of forfeitures, of $9.0 million and $27.1 million, respectively, in connection with stock options grants. We are amortizing this amount on a straight-line basis over the vesting period of the applicable options, resulting in amortization expense of $8.4 million and $2.9 million in the years ended December 31, 2000 and 1999, respectively (of which approximately $1,907,000 and $709,000, respectively, is included in cost of product and service revenue).

    Provision for Income Taxes. The effective tax rates for the years ended December 31, 2000 and 1999 were 40.4% and 10.3%, respectively. The effective tax rate in 2000 increased primarily due to the amortization of deferred compensation, which is not deductible for income tax purposes. As a result of becoming independent of the consolidated EMC group for tax filing purposes, we expect our future tax rates to approximate statutory federal and state income tax rates with the exception of the amortization of deferred compensation.


Years Ended December 31, 1999 and 1998

REVENUE

    Product revenue, including sales to EMC, increased approximately 613% to $77.6 in 1999 from $10.9 million in 1998. This increase primarily reflects increased sales of our ED-5000 Fibre Channel Director to EMC and the FICON Bridge card to IBM during 1999. Service revenue from EMC, which consists primarily of fees earned under McDATA's service fee arrangement for producing ESCON director products, decreased approximately 31% to $17.7 million for 1999 from $25.7 million for 1998. Actual revenue realized from McDATA's service fee arrangement has declined due to reduced shipments of ESCON director products in 1999 in comparison to 1998.

GROSS PROFIT

    Our gross profit increased approximately 92% to $45.0 million for 1999 from $23.4 million for 1998. Our gross profit percentage decreased to 47% in 1999, from 64% in 1998. This decrease in gross profit percentage is primarily due to the change in mix between products and sales service fees. Gross profit percentage on the service fee arrangement has exceeded those earned from product sales. Gross profit percentage on product revenue in 1999 of approximately 43% increased from 1998, reflecting a larger component of 1999 activity attributable to sales of McDATA's director class product; the gross profit percentage on the director class product is higher than the margins earned on non-director class products manufactured by third parties and resold by us.

OPERATING EXPENSES

    Research and Development. Research and development expenses increased approximately 31% to $24.0 million in 1999 from $18.3 million in 1998. This increase in expenses primarily reflects increased staffing levels and expenses related to the completion of development for Fibre Channel products introduced during 1999.

    Selling and Marketing. Selling and marketing expenses increased approximately 53% to $15.8 million in 1999 from $10.3 million in 1998. The increased expenditures in 1999 primarily reflect increased staffing levels, establishment of compensation plans related to field sales and support activities and investments in demonstration equipment and facilities.

    General and Administrative. General and administrative expenses increased approximately 16% to $3.9 million in 1999 from $3.4 million in, 1998. The increased expenditures in 1999 primarily reflected increased staffing levels and increased expenditures in facilities and networking equipment to support our overall expansion in staffing levels.

    Amortization of Deferred Compensation. During 1999, we recorded deferred compensation, net of forfeitures, of $27.1 million in connection with stock option grants. We are amortizing this amount on a straight-line basis over the vesting period of the applicable options, resulting in amortization expense of $2.9 million in 1999 (of which, approximately $709,000 is included in cost of product and service revenue). No compensation was recorded in 1998.

    Provision for Income Taxes. The effective tax rates for 1999 and 1998, were 10.3% and 37.9%, respectively. The effective tax rate for 1999 was significantly reduced by the portion of the pre-tax loss associated with amortization of deferred compensation, a portion of which is not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

    We have funded our operations through the end of 2000 primarily through funds generated from operations and funds received from the initial public offering of our capital stock in August 2000. Net cash provided by operating activities was $22.7 million for the year ended December 31, 2000, reflecting net income for the year offset by net increases in working capital components consistent with growth of the business.

    Net cash used in investing activities was $229.7 million, primarily related to purchases of short-term and long-term investments using proceeds from our initial public offering, purchases of equipment for use by our employees and for developing, testing and demonstrating our products, and expansion of our facilities.

    Net cash provided by financing activities totaled $374.7 million in 2000, reflecting the sale of shares in our initial public offering as well as proceeds from the exercise of employee stock options, partially offset by the repayment of debt to Parent and increases in the repayment of capital lease obligations.

    Our principal sources of liquidity at December 31, 2000 consisted of our cash and short-term investment securities on hand, which totaled approximately $365.7 million, and our equipment financing arrangements, which totaled approximately $4.1 million at December 31, 2000. A note payable to Parent in the principal amount of $1.9 million was repaid during 2000 with proceeds from the initial public offering. Borrowings under our equipment financing arrangements are secured by the related capital equipment and are payable through December 31, 2003.

    We believe our existing cash and short-term investment balances and borrowing facilities to be negotiated with a bank, if needed, will be sufficient to meet our capital and operating requirements at least through the next twelve months, although we could be required, or could elect, to seek additional funding prior to that time.

    On February 9, 2001, we entered into a lease and associated agreements with Deutsche Bank AG, New York Branch ("Deutsche Bank") for the lease of a 167,000 (approx.) square foot multi-story office and engineering building to be constructed on a 109 acre parcel of land located in Broomfield, Colorado. For further information on the lease, please see "Item 2. Properties" in the Annual Report. Construction must be completed no later than February 2003. As part of the transaction, we have guaranteed a residual value of the facility to Deutsche Bank of approximately 85% of the total original cost. We have agreed to restrict up to $60 million (plus 5 percent) of our investment securities as collateral for specified obligations of ours under the lease. These investment securities are restricted as to withdrawal and are managed by a third party subject to certain limitations. In addition, the lease agreement requires that the Company maintain compliance with certain affirmative and negative covenants, representations and warranties, including certain defined financial covenants.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 on January 1, 1999. To date, the Company has not entered into any derivative instruments, so the adoption has had no effect on the financial position or results of operations of the Company.

    In December 1999, the Securities and Exchange Commission (the "Commission") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended. SAB 101 summarizes certain of the Commission's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company has applied the provisions of SAB 101 and the related interpretive guidance in the consolidated financial statements. The adoption of SAB 101 did not have a material impact on the Company's financial condition or results of operations.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25, ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective as of July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material impact on the Company's financial condition or results of operations.

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company is exposed to market risk, primarily from changes in interest rates, foreign currency exchange rates and credit risks.

Interest Rate Risk

    The Company earns interest income on both its cash and cash equivalents and its investment portfolio. The Company's investment portfolio consists of readily marketable investment-grade debt securities of various issuers and maturities ranging from overnight to two years. All investments are denominated in U.S. dollars and are classified as "available for sale." These instruments are not leveraged, and are not held for trading purposes. As interest rates change, the amount of unrealized gain or loss on these securities will change.

    Changes in market interest rates may impact the future earnings of the Company. For example, if interest rates were to increase or decrease 1% and such increase or decrease affected the Company's entire balance of cash and cash equivalents and investments as of December 31, 2000, and assuming that such holdings remained constant through the year 2001, the result would be an increase or decrease in the Company's interest income for the year 2001 of $3.9 million. A 1% increase or decrease in interest rates would approximate a 15% increase or decrease from the interest rates earned by the Company during the year ending December 31, 2000.

Foreign Currency Exchange Risk

     The Company operates sales and support offices in several countries. All of the Company's sales contracts have been denominated in U.S. dollars, therefore the Company's transactions in foreign currencies are limited to operating expense transactions. Due to the limited nature and amount of these transactions, we do not believe we have had material exposure to foreign currency exchange risk.

Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, short- and long-term investments and trade receivables. The Company places its temporary cash investments and short- and long-term investments in investment grade instruments and limits the amount of investment with any one financial institution. The Company evaluates the credit risk associated with each of its customers and has concluded that it does not have a material exposure to credit risk with its customers.

RISK FACTORS

RISKS RELATED TO OUR BUSINESS

We have incurred losses in the past and may not sustain profitability in the future.

      We have incurred losses in all but the five most recent fiscal quarters since 1997, when we focused our business on the design, development and manufacture of Fibre Channel switching devices. We may incur losses in the future. We cannot be certain that we can sustain our revenue growth rates or that we can sustain profitability. Our future operating results will depend on many factors, including the growth of the Fibre Channel market, market acceptance of new products, demand for our products and levels of product and price competition. In addition, we expect to incur continued significant product development, sales and marketing, and general and administrative expenses and, as a result, we may not be able to sustain profitability.

We depend on two key distribution relationships for most of our revenue and the loss of either of them could significantly reduce our revenues.

      We depend on EMC for most of our total revenue. Sales and services to EMC, which is an original equipment manufacturer customer, represented approximately 76% of our total revenue for the fiscal year ended December 31, 2000. In addition, IBM represented approximately 14% of our total revenue for the same period. We anticipate that our future operating results will continue to depend heavily on sales to EMC and IBM. Therefore, the loss of either EMC or IBM as a customer, or a significant reduction in sales to either EMC or IBM in any fiscal period, could significantly reduce our revenue.

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

      Our quarterly results have historically reflected an uneven pattern in which a disproportionate percentage of a quarter's total sales occurs in the last month, weeks or even days of each quarter. This pattern makes the prediction of revenue, earnings and working capital for each financial period especially difficult and increases the risk of unanticipated variations from budgeted quarterly results and financial condition. Additional factors that affect us which could cause our revenue and operating results to vary in future periods include:

     o the size, timing, terms and fluctuations of customer orders, particularly large orders from our significant original equipment manufacturer or reseller customers;

     o   our ability to attain and maintain market acceptance of our products;

     o   seasonal fluctuations in customer buying patterns;

     o the timing of the introduction or enhancement of products by us, our significant original equipment manufacturer or reseller customers or our competitors;

     o our ability to obtain sufficient supplies of single- or limited-source components of our products; and

     o increased operating expenses, particularly in connection with our strategies to increase brand awareness or to invest in accelerated research and development.

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

     In 2000, we derived approximately 68% of our revenue from sales of our ED-5000 product. We expect that revenue from our Director class switching products will continue to account for a substantial portion of our revenue for the foreseeable future. Therefore, continued market acceptance of this product is critical to our future success. Factors such as performance, market positioning, the availability and price of competing products, the introduction of new technologies and the success of our original equipment manufacturer, reseller and systems integrator customers will affect the market acceptance of our products.

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

    We currently purchase several key components from single or limited sources. We purchase application specific integrated circuits, or ASICs, printed circuit boards and power supplies from single sources, and gigabit interface converters and 1x9 transceivers from limited sources. Additional sole- or limited-sourced components may be incorporated into our products in the future. Delays in the delivery of components for our products could result in decreased revenue. We do not have any long-term supply contracts to ensure sources of supply. In addition, our suppliers may enter into exclusive arrangements with our competitors, stop selling their products or components to us at commercially reasonable prices or refuse to sell their products or components to us at any price, which could harm our operating results. If our suppliers are unable to provide, or we are unable otherwise to obtain these components for our products on the schedule and in the quantities we require, we will be unable to manufacture our products. We have experienced and may continue to experience production delays and quality control problems with certain of our suppliers, which, if not effectively managed, could prevent us from satisfying our production requirements. If we fail to effectively manage our relationships with these key suppliers, or if our suppliers experience delays, disruptions, capacity constraints or quality control problems in their manufacturing operations, our ability to manufacture and ship products to our customers could be delayed, and our competitive position, reputation, business, financial condition and results of operations could be seriously harmed.

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

    In addition, we coordinate our efforts with those of our component suppliers and our contract manufacturer in order to rapidly achieve volume production. We have experienced and may continue to experience production delays and quality control problems with certain of our suppliers and with our contract manufacturer, which, if not effectively managed, could prevent us from satisfying our production requirements. If we should fail to manage effectively our relationships with our component suppliers and our contract manufacturer, or if any of our suppliers or our manufacturer experience delays, disruptions, capacity constraints or quality control problems in their manufacturing operations, our ability to ship products to our customers could be delayed, and our competitive position and reputation could be harmed. Qualifying a new contract manufacturer and commencing volume production can be expensive and time consuming. If we are required to change or choose to change contract manufacturers, we may lose revenue and damage our customer relationships.

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

     The market for storage area networks, or SANs, and related products has only recently begun to develop and continues to evolve. Because this market is relatively new, it is difficult to predict its potential size or future growth rate. Our ED-5000 product, from which we derived approximately 68% of our total revenues in 2000, is used extensively in SANs. Accordingly, continued widespread adoption of SANs as an integral part of data-intensive enterprise computing environments is critical to our future success. Potential end-user customers who have invested substantial resources in their existing data storage and management systems may be reluctant or slow to adopt a new approach, like SANs. Our success in generating net revenue in this developing market will depend on, among other things, our ability to:

     o educate our potential original equipment manufacturer, reseller and systems integrator customers and end users about the benefits of SANs and the use of our products in the SAN environment; and

     o predict, develop and base our products on standards that ultimately become industry standards.

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

     We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing, and finance and operations personnel. As we increase our production and sales levels, we will need to attract and retain additional qualified skilled workers for our operations. In recent years there has been great demand among companies in the technology industry for these personnel. In particular, competition for these personnel has become increasingly intense in the greater Denver, Colorado metropolitan area, where we have our headquarters and certain of our manufacturing facilities, and the greater Toronto, Canada metropolitan area, where we have an engineering group. We cannot assure you that we will continue to be able to attract and retain qualified personnel, or that delays in hiring required personnel, particularly engineers, will not delay the development or introduction of products or negatively impact our ability to sell our products.

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

     We intend to expand the marketing and sales of our products internationally. We have limited experience in marketing, distributing and supporting our products internationally and may not be able to maintain or increase international market demand for our products. In addition, our international operations are generally subject to inherent risks and challenges that could harm our operating results, including:

     o expenses associated with developing and customizing our products for foreign countries;

     o   multiple, conflicting and changing governmental laws and regulations;

     o tariffs, quotas and other import restrictions on computer peripheral equipment;

     o   longer sales cycles for our products;

     o   reduced or limited protections of intellectual property rights;

     o compliance with international standards that differ from domestic standards; and

     o   political and economic instability.

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

     We may be a party to intellectual property litigation in the future, either to protect our intellectual property or as a result of alleged infringements of others' intellectual property. These claims and any resulting litigation could subject us to significant liability for damages or could cause our proprietary rights to be invalidated. Litigation, regardless of the merits of the claim or outcome, would likely be time consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation could also force us to do one or more of the following:

     o stop using the challenged intellectual property or selling our products or services that incorporate it;

     o obtain a license to use the challenged intellectual property or to sell products or services that incorporate it, which license may not be available on reasonable terms, or at all; and

     o redesign those products or services that are based on or incorporate the challenged intellectual property.

     If we are forced to take any of these actions, we may be unable to manufacture and sell our products, and our revenue would be reduced.

     We currently hold a sublicense to certain IBM patents under the terms of a cross license agreement between IBM and EMC. We have granted IBM a license to all of our patents under this cross license agreement. Under the terms of that agreement, effective upon EMC's February 7, 2001 distribution of our shares of our Class A common stock indirectly held by it to its stockholders, the sublicense we hold to those IBM patents terminated. We are not aware of any issued or pending IBM patents that are infringed by our products, but if IBM were to allege any such infringement, we may have difficulty negotiating a settlement. If we were unable to negotiate a settlement with IBM, our ability to produce an infringing product could be affected, which could materially and adversely affect our business.

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

Our stock price is volatile.

     Since the initial public offering of our Class B common stock in August 2000 and the distribution of our Class A common stock by EMC in February 2001, the market price of our stock has been volatile. Because we are a technology company, the market price of our stock is subject to the same volatility and fluctuations that have recently characterized the stock prices of other technology companies. This volatility is often unrelated or disproportionate to the operating performance of these companies and, as a result, the price of our stock could fall regardless of our performance.

RISK RELATED TO OUR RELATIONSHIP WITH EMC

We have entered into agreements with EMC that, due to our prior parent-subsidiary relationship, may contain terms less beneficial to us than if they had been negotiated with unaffiliated third parties.

     In October 1997, in connection with the reorganization of our business, we entered into certain agreements with EMC relating to our business relationship with EMC after the 1997 reorganization. In addition, we have recently entered into agreements with EMC relating to our relationship with EMC after the completion of our initial public offering in August 2000 and the distribution by EMC of our Class A common stock in February 2001. We have also recently entered into an OEM Purchase and License Agreement with EMC that governs EMC's purchases of McDATA products and grants EMC rights to use, support and distribute software for use in connection with these products. The agreement does not provide for the purchase of a guaranteed minimum amount of product. These agreements were negotiated and made in the context of our prior parent-subsidiary relationship. As a result, some of these agreements may have terms and conditions, in the case of the OEM agreement, including the terms of pricing, that are less beneficial to us than agreements negotiated with unaffiliated third parties. Revenue from EMC represented approximately 76% of our total revenue for the fiscal year ended December 31, 2000. In addition, in some instances, our ability to terminate these agreements is limited, which may prevent us from being able to negotiate more favorable terms with EMC or from entering into similar agreements with third parties.

We depend heavily on EMC as our key OEM customer; if our relationship with EMC adversely changes, our revenue will be significantly reduced.

     For the fiscal year ended December 31, 2000, our product sales to EMC represented approximately 69% of our total revenue. In addition, during the same period, revenue under our service agreement with EMC Corporation, pursuant to which we manufacture and supply ESCON switching devices for IBM, represented approximately 6% of our total revenue. EMC has recently agreed to resell products offered by two of our competitors, and nothing restricts EMC from expanding those relationships in a manner that could be adverse to us. If our business relationship with EMC ends or significantly changes, resulting in reduced sales to EMC, our revenue will be significantly reduced.

Provisions of our agreements with EMC relating to our relationship with EMC after the distribution by EMC of our Class A common stock indirectly held by it to its stockholders may affect the operation of our business, limit our ability to finance our operations or prevent a change in control of our company.

     Under the terms of the Tax Sharing Agreement between EMC and us, until 27 months after the date of EMC's distribution of our Class A common stock indirectly held by it to its stockholders, we may not, without the consent of EMC or the receipt by EMC of a private letter ruling from the Internal Revenue Service that the tax treatment of the distribution will not be adversely affected:

     o enter into any transaction that would result in any person acquiring a 50% or greater interest in us;

     o take or fail to take any other action which would cause the distribution to be taxable to EMC stockholders;

     o issue stock or other equity interests in us, or redeem or repurchase any of our capital stock which would involve the acquisition by one or more persons of more than 35% of our stock; or

     o undertake any transaction which would be treated as a liquidation or reorganization for tax purposes.

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

     The Tax Sharing Agreement that we have entered into with EMC obligates us to indemnify EMC from taxes relating to the failure of EMC's distribution to EMC's stockholders of our Class A common stock (that it indirectly holds) to be tax free if that failure results from, among other things:

     o any act or omission by us that would cause the distribution to fail to qualify as a tax free distribution under the Internal Revenue Code;

     o any act or omission by us that is inconsistent with any representation made to the Internal Revenue Service in connection with the request for a private letter ruling regarding the tax-free nature of the distribution by EMC of our Class A common stock indirectly held by it to its stockholders;

     o   any acquisition by a third party of our stock or assets; or

     o   any issuance by us of stock or any change in ownership of our stock.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For a discussion of the information required by this item, you should refer to page 19 under the caption entitled "Quantitative and Qualitative Disclosures About Market Risk."

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    For a discussion of the information required by this item, you should refer to pages F-1 through F-21.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     We have nothing to report under this item.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information regarding our executive officers and directors as of the date of this Annual Report:

NAME                             AGE                        POSITION
----                             ---                        --------
John F. McDonnell                56     Chairman of the Board of Directors, Chief Executive
                                        Officer and President
Earl T. Carothers                55     Vice President of Corporate Quality and
                                        Customer Services
Janet K. Cooper                  47     Chief Financial Officer and Senior Vice President
                                        of Finance and Administration
Michael B. Gustafson             34     Vice President of Worldwide Sales
James E. Kuenzel                 47     Vice President of Engineering
Thomas O. McGimpsey              39     Vice President of Corporate Services, Secretary
                                        and General Counsel
Dee J. Perry                     49     Vice President of Finance
John H. Runne                    52     Senior Vice-President of Corporate Development
Jeffery O. Vogel                 45     Vice President of Solutions and Systems Integration Services
David M. Weishaar                49     Vice President of Manufacturing
John W. Gerdelman(1)             48     Director
Charles C. Johnston(1)           65     Director
D. Van Skilling(1)               67     Director
Thomas M. Uhlman(2)              53     Director
Laurence G. Walker(2)            52     Director

---------
(1) Member of Audit Committee
(2) Member of Compensation Committee


EXECUTIVE OFFICERS AND DIRECTORS

    John F. McDonnell is a founder of McDATA and has served as Chief Executive Officer and President of McDATA since its inception in 1982, and has served as Chairman of the Board of Directors since 1998. Mr. McDonnell has more than 31 years of experience in the data communications field, including 26 years in corporate and technical management and 5 years in engineering. Prior to founding McDATA, he held various corporate management and engineering positions at Storage Technology Corporation and Computer Communications, Inc. Mr. McDonnell attended California State University at Long Beach.

    Earl T. Carothers has been Vice President of Corporate Quality and Customer Services since December 2000. Prior to joining McDATA, Mr. Carothers was President and CEO of Global Knowledge Group, Inc. from January 2000 to November 2000, Vice President and General Manager of the IT Solutions Division of Intergraph Corporation from October 1998 to January 2000, Vice President of Customer Service and Quality at Compaq Computer Corporation from July 1996 to September 1997, Vice President of Customer Services, Systems Integration and Sales Operations at Dell Computer Corporation from January 1994 to July 1996, and held various management positions with Digital Equipment Corporation from 1971 to 1994. Mr. Carothers has a Certificate of International Management from INSEAD, Fontainebleau, France.

    Janet K. Cooper has been the Senior Vice President of Finance and Administration and Chief Financial Officer since January 2001. Prior to joining McDATA, Ms. Cooper was Senior Vice President of Finance at Qwest Communications International, Inc. from June 2000 to January 2001, Vice President of Finance and Controller of US WEST from June 1999 to June 2000, Vice President, Treasurer and Controller of US WEST from March 1999 to June 1999, Vice President and Treasurer of US WEST from May 1998 to March 1999, Vice President of Treasury and Tax Business of The Quaker Oats Company from 1997 to 1998, and Vice President and Treasurer of The Quaker Oats Company from 1992 to 1997. Ms. Cooper joined The Quaker Oats Company in 1978 and held various financial and managerial positions. Ms. Cooper received a B.S. in Math, Computer Science and Economics and an M.S. in Applied Mathematics from the University of Illinois, and an M.B.A. in Finance and International

Business from the University of Chicago. Ms. Cooper also sits on the Board of Directors for Lennox International Inc. and The Toro Company.

    Michael B. Gustafson has been Vice President of Worldwide Sales since March 1999. From May 1998, when he joined McDATA, until March 1999, Mr. Gustafson served as a regional sales manager of McDATA. Prior to joining McDATA, Mr. Gustafson spent 9 years with IBM serving in various sales management positions, including most recently as Business Unit Executive and Director of U.S. Channel Field Sales of IBM from June 1997 until May 1998. Mr. Gustafson received his Bachelor of Science degree in business administration from Washington University in St. Louis.

    James E. Kuenzel has been Vice President of Engineering since joining McDATA in November 1999. He was previously Vice President of Engineering at Cabletron Systems Inc. from February 1998 until October 1999 and held a variety of engineering management positions at Digital Equipment Corporation over a period of twenty years, including having served as the Vice President of Engineering from January 1997 until February 1998 and as a Director of Engineering from March 1994 until January 1997. Mr. Kuenzel received his associate degree in electronics from the Philco Ford Technical Institute.

    Thomas O. McGimpsey has been Vice President of Corporate Services since February 2001 and Vice President, Secretary and General Counsel since July 2000. Prior to joining McDATA, Mr. McGimpsey was the Senior Corporate and Securities Attorney at U S WEST, Inc. and U S WEST Communications, Inc. from 1998 until July 2000. From 1996 to 1998, Mr. McGimpsey was in private practice as an associate attorney at the law firm of Ballard Spahr Andrews & Ingersoll, LLP. From 1994 to 1996, Mr. McGimpsey was in private practice as an associate attorney at the law firm of Holland & Knight, LLP. Mr. McGimpsey received his Juris Doctor degree from the University of Colorado in 1991 and his Bachelor of Science Degree in Computer Science from Embry-Riddle Aeronautical University in 1984.

    Dee J. Perry has been Vice President of Finance since January 2001 and was the Chief Financial Officer and Vice President of Finance and Administration from January 1991 to January 2001. Ms. Perry was previously Controller at Celestial Seasonings from April 1989 to September 1990 and Controller at NBI, Inc. from April 1985 to March 1989. Ms. Perry received her Bachelor of Arts and Master of Science degrees in accounting from the University of Colorado and her Master of Business Administration degree from Arizona State University.

    John H. Runne has been Senior Vice President of Corporate Development since December 2000. Prior to joining McDATA, Mr. Runne was President of Runne & Associates Inc. from 1995 and has served as Vice Chairman of the Board of EDSS, Inc, Director of Helus, Inc., a member of the Advisory Board of Presideo, Inc. and a member of the Advisory Board of SalesRepsOnline.com since 1997. Mr. Runne received his bachelor degree in Business from the University of Texas.

    Jeffery O. Vogel has been the Vice President of Solutions and Systems Integration Services since November 2000, and prior to that was Vice President of Marketing and System Integration Services since joining McDATA in December 1998. He served as Vice President of Marketing and Business Development at Vixel Corporation, a provider of Fibre Channel software, switches, hubs and other components for storage area networks, from November 1993 until November 1998. Previously, he held sales, marketing and IT management positions at Hitachi Data Systems, Seagate Technology, Inc., Western Digital Corporation and Bank of America. Mr. Vogel received his Bachelor of Science degree in engineering from the DeVry Institute.

    David M. Weishaar has been the Vice President of Manufacturing since joining McDATA in July 1999. From January 1999 to June 1999, Mr. Weishaar was a self-employed consultant. From November 1994 to December 1998 Mr. Weishaar served as Vice President of Manufacturing and Customer Service, and Chief Quality Officer for Stratus Computer and from June 1993 to November 1994 he served as the Vice President of Manufacturing at Stratus Computer. He has also held executive management positions at Sun Microsystems, Sequoia Systems, and ZTEL, Inc., and management positions at Digital Equipment Corporation. He received his Bachelor of Science degree in Electrical Engineering from the University of Wyoming and his Master of Business Administration degree from Northeastern University.

    John W. Gerdelman, Managing Member, Mortonsgroup LLC, has served as a director of McDATA since May 1998. Mr. Gerdelman has been Managing Member of Mortonsgroup LLC, an early stage venture firm, since October 1999. From April 1999 to October 1999, Mr. Gerdelman was Chief Executive Officer of USA.NET, a provider of outsourced e-mail applications for consumers and business customers. Mr. Gerdelman was employed by MCI Telecommunications Corporation as an Executive Vice President from 1986 through April 1999. He received his Bachelor of Science degree in chemistry from the College of William and Mary. Mr. Gerdelman currently serves as a director of Sycamore Networks, Inc. and Genuity.

    Charles C. Johnston, Chairman, Ventex Technology, Inc. and AFD Technologies, LLC, has served as a director of McDATA since May 1998. Mr. Johnston has been Chairman of Ventex Technology, Inc., an electronic transformer company, and AFD Technologies, LLC, a chemical company, since 1993. Mr. Johnston was founder, Chairman and CEO of ISI Systems, a computer software company, from 1970 to 1992 before it was sold to Teleglobe Corporation of Montreal, Canada. He served in various capacities at International Business Machines Corporation from 1959 until 1965 and served as Director of Grumman Corporation and Teleglobe Corporation from 1989 to 1994. He received his Bachelor of Science degree in 1957 from the Worcester Polytechnic Institute. He currently serves as a director of Bitwise Designs, Inc., Hydron Technologies, Inc., Internet Commerce Corporation and Waste Systems International, Inc.

    D. Van Skilling, President, Skilling Enterprises, Chairman Emeritus, Experian, has served as a director of McDATA since May 1998. Mr. Skilling retired as Chairman and Chief Executive Officer of Experian Information Solutions, Inc., formerly TRW Information Systems & Services, in April 1999. From September 1996 until April 1999, Mr. Skilling was Chairman and Chief Executive Officer of Experian. From March 1970 until September 1996, Mr. Skilling was the Executive Vice President of TRW Information Systems and Services. He received his Bachelor of Science degree in chemistry from Colorado College and his Master of Business Administration degree in International Business from Pepperdine University. He currently serves on the Boards of Directors of The Lamson & Sessions Company, First American l Corporation and American Business Bank.

    Thomas M. Uhlman, President, New Ventures Group, Lucent Technologies, Inc., has served as a director of McDATA since May 1998. Mr. Uhlman has been President, New Ventures Group of Lucent Technologies since 1997. From 1996 to 1997, Mr. Uhlman was Senior Vice President, Corporate Strategy, Business Development and Public Affairs of Lucent Technologies. From 1995 to 1996 Mr. Uhlman was the Vice President, Corporate Development of AT&T Corp. Prior to joining AT&T, he was with Hewlett-Packard Company in various advisory and management roles. He received his Ph.D. in Political Science from the University of North Carolina, his Masters Degree in management from Stanford University and his Bachelor of Arts degree in political science and psychology from the University of Rochester.

    Laurence G. Walker, Chief Executive Officer, C-Port Corporation, which recently became a wholly-owned subsidiary of Motorola, has served as a director of McDATA since May 1998. Mr. Walker co-founded C-Port in November 1997 and has been Chief Executive Officer since that time. From June 1997 until October 1997, Mr. Walker was self employed. From August 1996 until May 1997, Mr. Walker served as Chief Executive Officer of CertCo, a digital certification supplier. Prior to that, he was Vice President and General Manager, Network Product Business Unit, Digital Equipment Corporation from January 1994 to July 1996. From 1981 to 1994, he held a variety of other management positions at Digital Equipment Corporation. He received his Ph.D. and Master of Science degree in electrical engineering from the Massachusetts Institute of Technology and his Bachelor of Science degree in Electrical Engineering from Princeton.

    Our Board of Directors is divided into three classes, the members of which serve for a staggered three-year term and until they or their successors are duly elected and qualified. Mr. Gerdelman serves in the class whose term expires at the annual meeting of stockholders in 2001; Messrs. Skilling and Uhlman serve in the class whose term expires at the annual meeting of stockholders in 2002; and Messrs. Johnston, McDonnell and Walker serve in the class whose term expires at the annual meeting of stockholders in 2003. Upon the expiration of the term of a class of directors, directors in that class will be elected for three-year terms at the annual meeting of stockholders in the year in which that term expires.

    Our officers serve at the discretion of the Board of Directors. There are no family relationships among our directors and officers.

OTHER MATTERS

     On February 8, 2001, David A. Donatelli resigned from the Board of Directors as part of EMC's distribution of our Class A common stock. Dee J. Perry is expected to assist the Company in transition efforts until her retirement, which is expected to occur during the first quarter of 2001.

BOARD OF DIRECTORS COMMITTEES AND OTHER INFORMATION

    Our Board of Directors has an Audit Committee and a Compensation Committee. The Audit Committee, currently comprised of Messrs. Gerdelman, Johnston and Skilling, determines our accounting policies and practices and financial reporting and internal control structures, recommends to our Board of Directors the appointment of independent auditors to audit our financial statements each year and confers with the auditors and our officers for purposes of reviewing our internal controls, accounting practices, financial structures and financial reporting. The Compensation Committee, currently comprised of Messrs. Uhlman and Walker reviews salaries, incentives and other forms of compensation for our executive officers and administers our incentive compensation plan. The Compensation Committee has delegated its duties with respect to option grants for non-executive officers to a compensation subcommittee, which is chaired by Mr. McDonnell, in accordance with the terms of the Company's 1997 Stock Option Plan.


             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file with the Commission reports of ownership and changes in ownership of common stock and other equity securities of our Company. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish to us copies of all Section 16(a) forms they file.

     Based solely on a review of the copies of Section 16(a) forms furnished to us and written representations that no other filings were required, we believe that all the Securities and Exchange Commission filing requirements applicable to our executive officers, directors and greater than 10% shareholders were complied with for 2000 with the exception of James E. Kuenzel, our Vice President of Engineering. On August 9, 2000, Mr. Kuenzel purchased 100 shares of McDATA Class B common stock. On August 14, 2000, 100 shares of McDATA Class B common stock were inadverteantly sold on Mr. Kuenzel's behalf by his broker. No Form 4 was filed for the purchase or sale at that time. On February 27, 2001, a Form 4 was filed which reported the purchase and sale. Mr. Kuenzel has disgorged the profit received upon the sale of these shares to the Company.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth information for the fiscal year ended December 31, 2000 concerning the compensation paid to our Chief Executive Officer and our four other most highly compensated executive officers whose total salary and bonus for such fiscal year exceeded $100,000, collectively referred to below as the Named Executive Officers:

                           SUMMARY COMPENSATION TABLE

                                                                                         LONG-TERM
                                                                                        COMPENSATION
                                                                                           AWARDS
                                                                                        ------------
                                                               ANNUAL COMPENSATION       SECURITIES       OTHER
                                                             ------------------------    UNDERLYING    COMPENSATION
NAME AND PRINCIPAL POSITION                                  SALARY($)    BONUS($)(1)    OPTIONS(#)         ($)
---------------------------                                  ---------    -----------   -------------  ------------
John F. McDonnell................................   2000     $ 280,883      $ 92,155         --         $ 5,373(2)
  Chief Executive Officer and President             1999     $ 269,039      $ 35,131         --         $ 9,525(3)

Michael B. Gustafson.............................   2000     $ 115,935      $275,626      200,000       $ 8,055(4)
  Vice President of Worldwide Sales                 1999     $ 100,384      $112,916      120,000       $45,547(5)

David M Weishaar.................................   2000     $ 200,000      $ 51,363         --         $   630(6)
  Vice President of Manufacturing                   1999     $  92,308      $  2,231         --         $77,339(7)

James E. Kuenzel.................................   2000     $ 200,000      $ 50,578         --         $39,257(8)
  Vice President of Engineering                     1999     $  33,846      $     --         --         $28,003(9)

Dee J. Perry.....................................   2000     $ 176,718      $ 48,064         --         $ 4,102(10)
  Chief Financial Officer and Vice President        1999     $ 140,002      $ 14,785         --         $ 5,776(11)
  of Finance and Administration

----------
(1) Includes performance bonuses and commissions accrued in 2000 and 1999 whether paid in that year or a succeeding year.
(2) For 2000, this amount includes $2,580 for term life insurance premiums, $2,347 paid to Mr. McDonnell's account in our 401(k) plan and $445 for reimbursement of travel expenses.
(3) For 1999, this amount includes $1,806 for term life insurance premiums, $2,000 paid to Mr. McDonnell's account in our 401(k) plan and $5,719 for reimbursement of travel expenses.
(4) For 2000, this amount includes $144 for term life insurance premiums for Mr. Gustafson, $2,000 paid to Mr. Gustafson's account in our 401(k) plan and $5,911 for reimbursement of travel expenses.
(5) For 1999, this amount includes $96 for term life insurance premiums for Mr. Gustafson, $4,765 paid to Mr. Gustafson's account in our 401(k) plan and $40,686 for reimbursement of relocation expenses.
(6) For 2000, this amount includes $630 for term life insurance premiums for Mr. Weishaar.
(7) For 1999, this amount includes $301 for term life insurance premiums for Mr. Weishaar and $77,038 for reimbursement of relocation expenses.
(8) For 2000, this amount includes $630 for term life insurance premiums, $5,605 paid to Mr. Kuenzel's account in our 401(k) plan, and $33,022 for reimbursement of relocation expenses.
(9) For 1999, this amount includes $117 for term life insurance premiums for Mr. Kuenzel, and $27,886 for reimbursement of relocation expenses.
(10) For 2000, this amount includes $522 for term life insurance premiums and $3,580 paid to Ms. Perry's account in our 401(k) plan.
(11) For 1999, this amount includes $412 for term life insurance premiums for Ms. Perry and $5,364 paid to Ms. Perry's account in our 401(k) plan.

OPTION GRANTS IN LAST FISCAL YEAR

    The following table sets forth certain information for each grant of stock options during the year ended December 31, 2000 to each of the Named Executive Officers. All of these options granted by us were granted under our 1997 Stock Option Plan and have a term of 10 years, subject to earlier termination in the event an optionee's services to us cease. For more information, see "Employee Benefit Plans" below for descriptions of the material terms of these options. During the year ended December 31, 2000, we granted options to purchase an aggregate of 3,882,375 shares of Class B common stock under the 1997 Stock Option Plan. Options were granted at an exercise price equal to the fair market value (as determined under the 1997 Stock Option Plan) of our Class

B common stock on the date prior to the grant. Potential realizable values are net of exercise prices before taxes, and are based on the assumption that our Class B common stock appreciates at the annual rate shown, compounded annually, from the date of grant until the expiration of the ten-year term and that the option is exercised at the exercise price and sold on the last day of its term at the appreciated price. These numbers are calculated based on Securities and Exchange Commission requirements and do not reflect any projection or estimate of future stock price growth. No stock appreciation rights were granted during the fiscal year ended December 31, 2000.

                                                INDIVIDUAL GRANTS
                                                -----------------
                                                                                     POTENTIAL REALIZABLE
                                             PERCENT OF                                VALUE AT ASSUMED
                                  NUMBER        TOTAL                                  ANNUAL RATES OF
                                    OF         OPTIONS                                   STOCK PRICE
                                SECURITIES   GRANTED TO    EXERCISE                    APPRECIATION FOR
                                UNDERLYING    EMPLOYEES    PRICE PER                     OPTION TERM
                                  OPTIONS        IN          SHARE     EXPIRATION    ----------------------
        NAME                      GRANTED       2000       ($/SHARE)      DATE           5%         10%
---------------------------     ----------   ----------    ---------   ----------    ----------  ----------
John F. McDonnell..........         --           --           --           --            --          --
Michael B. Gustafson.......       200,000       5.15        $11.54       3/15/10     $1,451,489  $3,678,358
David M. Weishaar..........         --           --           --           --            --          --
James E. Kuenzel...........         --           --           --           --            --          --
Dee J. Perry...............         --           --           --           --            --          --

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

    The following table sets forth information with respect to the Named Executive Officers concerning exercisable and unexercisable options held as of December 31, 2000. The dollar value of in-the-money options at December 31, 2000 is calculated by determining the difference between the fair market value of $54.75 per share and the option exercise price.

                                                     NUMBER OF SECURITIES                 VALUE OF
                                                          UNDERLYING                    UNEXERCISED
                                                          UNEXERCISED                   IN-THE-MONEY
                                                          OPTIONS AT                     OPTIONS AT
                                                       DECEMBER 31, 2000             DECEMBER 31, 2000
                          SHARES                  ---------------------------   ---------------------------
                        ACQUIRED ON    VALUE
        NAME            EXERCISE(#)  REALIZED($)  EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----------------------  -----------  -----------  -----------   -------------   -----------   -------------
John F. McDonnell.....           --           --      690,000         250,000   $37,087,500   $  13,437,500
Michael B. Gustafson..       40,000  $   754,800       30,000         330,000     1,593,600      15,567,600
David M. Weishaar.....           --           --      150,000         450,000     7,837,500      23,512,500
James E. Kuenzel......          322       17,408      149,678         450,000     7,783,256      23,400,000
Dee J. Perry..........      300,000   14,375,000           --         200,000            --      10,750,000



MANAGEMENT BONUS PROGRAM

    All of our executive officers and many of our other senior employees are eligible for a bonus based upon achievement of specified annual or quarterly objectives. There is no formal agreement with respect to this program and objectives for bonuses are set annually by the Board of Directors. Currently the bonus is calculated as a percentage of base compensation and can range from 10% to 35% for non-executive officers and from 25% to 50% for executive officers. For non-executive officers, the bonus is tied to achievement of quarterly objectives agreed to by the employee and their manager. For executive officers, the bonus is tied to achievement of annual planned operating profit or revenue and achievement of quarterly objectives. Typically, 70% of an executive officer's bonus is tied to achievement of annual planned profit and 30% to achievement of quarterly objectives. Unlike other executive officers, Mr. Gustafson's compensation is tied more directly to bonuses based on the achievement of annual and quarterly objectives.

CHANGE OF CONTROL ARRANGEMENTS/EMPLOYMENT AGREEMENTS

    All of our executive officers have entered into severance agreements and key employee agreements with us. Our severance agreements grant our executive officers a payment, in a lump sum or according to our normal payroll timetable, equal to four times (eight times for Ms. Cooper, our new Chief Financial Officer) the average of their quarterly compensation over the preceding eight calendar quarters, payment for all accrued but unused vacation days, the provision of health benefits for a period of time and automatic acceleration of the vesting of all stock options held if we terminate their employment upon a change in control and provide that our executive officers will not engage in any activity that conflicts with their obligations to us, induce other employees to leave us, or compete with us for a period of one year after termination of their employment. Under the terms of the key employee agreement, all confidential, proprietary or other trade secret information and all other discoveries, inventions, processes, methods and improvements made by the employee are our property. In addition, pursuant to the agreement, employees may not compete with us for one year after termination of their employment.

LIMITATION OF LIABILITY AND INDEMNIFICATION

     Our amended and restated certificate of incorporation and amended and restated by-laws provide that we shall indemnify our directors and officers to the fullest extent that Delaware law permits. Delaware law permits a corporation to indemnify any director, officer, employee or agent made or threatened to be made a party to any pending or completed proceeding if the person acted in good faith and in a manner that the person reasonably believed to be in the best interests of the corporation and, with respect to any criminal proceeding, had no reasonable cause to believe that his or her conduct was unlawful.

     Our amended and restated certificate of incorporation limits the liability of our directors to the maximum extent permitted by Delaware law. Delaware law provides that directors will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except liability for:

     - any breach of their duty of loyalty to the corporation or its stockholders;

     - acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;

     - unlawful payments of dividends or unlawful stock repurchases or redemptions; or

     - any transaction from which the director derived an improper personal benefit.

     This provision has no effect on any non-monetary remedies that may be available to us or our stockholders, nor does it relieve us or our officers or directors from compliance with federal or state securities laws.

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers, or persons controlling us under the provisions that we describe above or otherwise, we have been informed that in the opinion of the Securities and Exchange Commission, this indemnification is against public policy as expressed in the Securities Act of 1933 and is therefore unenforceable.

     Our amended and restated by-laws also permit us to purchase and maintain insurance on behalf of any officer or director for any liability arising out of his or her actions in that capacity, regardless of whether our by-laws would otherwise permit indemnification for that liability. We currently have liability insurance for our officers and directors.

     At the present time, there is no pending litigation or proceeding involving any of our directors, officers, employees or agents in which indemnification will be required or permitted. We are not aware of any threatened litigation or proceeding which may result in a claim for indemnification.

EMPLOYEE BENEFIT PLANS

1997 Stock Option Plan

    Our Board of Directors and our stockholders approved and adopted our 1997 Stock Option Plan in October 1997. As of December 31, 2000, approximately 2,576,175 million shares of our Class B common stock were reserved for issuance under the 1997 Stock Option Plan. Under the terms of the 1997 Stock Option Plan, our Board of Directors may grant incentive stock options and non-qualified stock options to our employees and non-qualified stock options to our directors, provided that certain eligibility requirements are satisfied. Our Board of

Directors administers the 1997 Stock Option Plan, but has delegated to the Compensation Committee the authority to administer the plan.

    Subject to the provisions of the 1997 Stock Option Plan, our Board of Directors or Compensation Committee has the authority to select eligible persons to whom options will be granted and determine the terms of each option, including:

    o  the duration of the option, which may not exceed 10 years;

    o whether an option will be an incentive stock option or a non-qualified stock option;

    o the number of shares of Class B common stock covered by the option; and

    o when the option becomes exercisable.

    The exercise price per share of Class B common stock for:

    o non-qualified options must be no less than 85% of the fair market value per share of the Class B common stock subject to the option;

    o incentive stock options must be no less than the fair market value of the Class B common stock subject to the option; and

    o incentive stock options granted to an employee owning more than 10% of the total combined voting power of all classes of our capital stock, or of any related company, must not be less than 110% of the fair market value per share of the Class B common stock.

    Initially, each incentive stock option granted is exercisable over a period determined by the Board of Directors or the Compensation Committee in its discretion, not to exceed ten years from the date of the grant as required by the Internal Revenue Code of 1986. In addition, the exercise period for an incentive stock option may not exceed five years from the date of the grant if the option is granted to an individual who, at the time of the grant, owns more than 10% of the total combined voting power of all classes of our capital stock. The Board of Directors or the Compensation Committee generally has the right to accelerate the exercisability of any options granted under the 1997 Stock Option Plan that would otherwise be unexercisable. In the event of certain changes in control, the acquiring or successor corporation may assume or grant substitute options for options then outstanding under the 1997 Stock Option Plan, or such options shall terminate.

    The 1997 Stock Option Plan expires on September 30, 2007, except as to options or awards outstanding on that date. Subject to the terms of the 1997 Stock Option Plan, the Board of Directors or the Compensation Committee may terminate or amend the 1997 Stock Option Plan at any time.

    As of December 31, 2000, options for the purchase of an aggregate of 11,891,136 shares of Class B common stock at a weighted average exercise price of $7.41 were outstanding under the 1997 Stock Option Plan.

  401(k) Plan

    The Company has adopted a 401(k) Plan. Participants in our 401(k) plan may contribute up to 15% of their total annual compensation, not to exceed the specified statutory limit, which was $10,500 in calendar year 2000. The 401(k) plan permits, but does not require, us to make contributions to the 401(k) plan on behalf of our employees. Our current practice is to match $.50 on each dollar of an employee's contributions up to the first 6% of an employee's compensation with a total maximum matching contribution of 3% of an employee's compensation. All contributions to the 401(k) plan by or on behalf of employees are subject to the aggregate annual limits prescribed by the Internal Revenue Service. Under our 401(k) plan, our participants received full and immediate vesting of their contributions and are vested in matching contributions over a three year period.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    No interlocking relationship exists between our Board of Directors or Compensation Committee and the board of directors or compensation committee of any other entity, nor has any interlocking relationship existed in the past.

DIRECTOR COMPENSATION

     With the exception of John F. McDonnell and David A. Donatelli, all of our directors are compensated for their services as board or committee members in fiscal year 2000. Each director other than Mr. McDonnell and Mr. Donatelli received in fiscal year 2000 an annual director's fee of $10,000, plus $1,000 for each board meeting and $1,000 for each committee meeting. Our practice has been to grant directors options to purchase 50,000 shares of our Class B common stock when they became directors and to grant them options to purchase an additional 20,000 shares of our Class B common stock each year thereafter. In October 1997, before he became a director, Mr. McDonnell was granted an option to purchase 1,000,000 shares of our Class B common stock and has not been granted options since. Mr. Donatelli has not been granted any options to purchase our common stock.

         REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

     The following is the report of the Compensation Committee of the Board of Directors with respect to the compensation paid to the Company's executive officers during fiscal year 2000. Actual compensation earned during fiscal year 2000 by the Named Executive Officers is shown in the Summary Compensation Table.

COMPENSATION PHILOSOPHY

   The Company operates in the extremely competitive and rapidly changing high technology industry. The Compensation Committee believes that the compensation programs for the executive officers should be designed to attract, motivate and retain talented executives responsible for the success of the Company and should be determined within a competitive framework and based on the achievement of designated business objectives, individual contribution, customer satisfaction and financial performance. Within this overall philosophy, the Compensation Committee's objectives are to:

      o Provide a competitive total compensation package that takes into consideration the compensation practices of companies with which the Company competes for executive talent.

      o Provide variable compensation opportunities that are linked to achievement of financial, organization, management and individual performance goals.

      o Align the financial interests of executive officers with those of stockholders by providing executives with an equity stake in the Company.

COMPONENTS OF EXECUTIVE COMPENSATION

   The compensation program for the Company's executive officers consists of the following components:

      o   Base Salary

      o   Management Bonus Program

      o   Long-Term Stock Option Incentives

BASE SALARY

   The Compensation Committee reviewed fiscal 2000 salaries for the Chief Executive Officer in January 2000, and the other Named Executive Officers in late 1999. Base salaries were established by the Compensation Committee based upon competitive compensation data, an executive's job responsibilities, level of experience, individual performance and contribution to the business. No specific formula was applied to determine the weight of each factor. The Compensation Committee based its determination of Mr. McDonnell's salary on both his individual performance and the salaries paid to chief executive officers of peer companies. Based on its review, Mr. McDonnell's salary was increased by five percent for 2000.

MANAGEMENT BONUS PROGRAM

   All of our executive officers are eligible for a bonus based upon achievement of specified annual or quarterly objectives. There is no formal agreement with respect to this program and objectives for bonuses are set annually by the Board of Directors. Currently the bonus is calculated as a percentage of base compensation and can range from 25% to 50% for executive officers. For executive officers, the bonus is tied to achievement of annual planned operating profit or revenue and achievement of quarterly objectives. Typically, 70% of an executive officer's bonus is tied to achievement of annual planned profit and 30% to achievement of quarterly objectives. Unlike other executive officers, Mr. Gustafson's compensation is tied more directly to bonuses based on the achievement of annual and quarterly objectives.


LONG-TERM STOCK OPTION INCENTIVES

     The Compensation Committee provides the Company's executive officers with long-term incentive compensation through grants of options to purchase the Company's Class B common stock. The goal of the long-term stock option incentive program is to align the interests of executive officers with those of the Company's stockholders and to provide each executive officer with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business. It is the belief of the Compensation Committee that stock options directly motivate an executive to maximize long-term stockholder value. The options also utilize vesting periods that encourage key executives to continue in employ of the Company. The Compensation Committee considers the grant of each option subjectively, reviewing factors such as the anticipated future contribution of the executive toward the attainment of the Company's long-term strategic performance goals. In 2000, the Compensation Committee typically granted new hire options to executive officers joining the Company. The Compensation Committee is evaluating the use of options for retention and the possibility of having annual option grants for executive officers. In fiscal 2000, no options were granted to Mr. McDonnell because the Compensation Committee believed that his current option status was competitive based on market data and his future vesting.

SECTION 162(m)

     The Company has considered the potential future effects of Section 162(m) of the Internal Revenue Code on the compensation paid to the Company's executive officers. Section 162(m) disallows a tax deduction for any publicly held corporation for individual compensation exceeding $1.0 million in any taxable year for any of the Named Executive Officers, unless compensation is performance-based. The Company will seek to qualify the variable compensation paid to its executive officers for an exemption from the deductibility limitations of Section 162(m).

                                             Respectfully submitted by:

                                             The Compensation Committee
                                             Thomas M. Uhlman, Chairman
                                             Laurence G. Walker

                                PERFORMANCE GRAPH

    Set forth below is a line graph comparing the annual percentage change in the cumulative return to the stockholders of our Class B Common Stock with the cumulative return of the NASDAQ Market Index and the SIC Code Computer Peripheral Equipment Index for the period commencing August 9, 2000 and ending on December 31, 2000. Returns for the indices are weighted based on market capitalization at the beginning of each measurement point.

                                    [GRAPH]

COMPANY/INDEX                    8/9/2000   8/31/2000   9/29/2000   10/31/2000   11/30/2000   12/29/2000
------------------------------   --------   ---------   ---------   ----------   ----------   ----------
McDATA Corporation               $ 100.00   $  125.71   $  143.63   $    97.42   $    63.11   $    63.99
SIC Code Computer
   Perip. Equipment Index          100.00      112.31       86.41        83.39        66.72        72.85
NASDAQ                             100.00      111.50       97.44        88.85        68.69        65.17

----------
(1) The graph assumes that $100 was invested on August 9, 2000 in the Company's Class B common stock, in the NASDAQ Market Index and the SIC Code Computer Peripheral Equipment Index, and that all dividends were reinvested. No dividends have been declared or paid on the Company's Class B common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

    The information contained above under the captions "Report of the Compensation Committee of the Board of Directors" and "Performance Graph" shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information concerning the beneficial ownership of our common stock as of December 31, 2000. Unless otherwise indicated, the address of each listed shareholder is c/o McDATA Corporation, 310 Interlocken Parkway, Broomfield, CO 80021.

    We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. We have based our calculation of the percentage of beneficial ownership on the number of shares of Class A common stock outstanding on December 31, 2000, or the number of shares of Class B common stock outstanding on December 31, 2000, as the case may be. There were 81,000,000 shares of Class A common stock outstanding on December 31, 2000, and 28,907,689 shares of Class B common stock outstanding on December 31, 2000.

    In computing the number of shares of Class B common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of December 31, 2000. Asterisks represent beneficial ownership of less than one percent.

                                                                   NUMBER OF SHARES OF       PERCENT OF SHARES OF
                                                                      COMMON STOCK            COMMON STOCK CLASS
                                                                   BENEFICIALLY OWNED         BENEFICIALLY OWNED
                                                                -----------------------       ------------------

          NAME AND ADDRESS OF THE BENEFICIAL OWNER               CLASS          NUMBER
          ----------------------------------------               -----          ------
          5% STOCKHOLDER
          EMC Corporation..........................             Class A       81,000,000             100.00%
          Waddell & Reed Investment Management
             Company...............................             Class B        2,419,650               8.37%
          T. Rowe Price Associates, Inc............             Class B        1,819,700               6.29%
          Patricia L. McDonnell(1).................             Class B        4,051,500              14.02%
          John F. McDonnell(2).....................             Class B        6,700,000              23.18%
          EXECUTIVE OFFICERS AND DIRECTORS
          John F. McDonnell(2).....................             Class B        6,700,000              23.18%
          Richard A. Carlson(3)....................             Class B          600,000               2.08%
          Earl T. Carothers........................             Class B               --                 --
          Michael B. Gustafson(4)..................             Class B          100,000                 *
          James E. Kuenzel.........................             Class B          150,000                 *
          Thomas O. McGimpsey(5)...................             Class B               --                 --
          Dee J. Perry.............................             Class B          600,000               2.08%
          John H. Runne............................             Class B              811                 *
          Jeffery O. Vogel(6)......................             Class B          100,000                 *
          David M. Weishaar........................             Class B          150,000                 *
          David A. Donatelli.......................             Class B               --                 --
          John W. Gerdelman(7).....................             Class B           35,000                 *
          Charles C. Johnston(8)...................             Class B           35,000                 *
          D. Van Skilling(9).......................             Class B           35,000                 *
          Thomas M. Uhlman(10).....................             Class B           35,000                 *
          Laurence G. Walker(11)...................             Class B           35,100                 *
          All Executive Officers and Directors as a
            group (16 persons).....................             Class B        8,575,911              29.67%

----------

    (1) Includes 50,500 shares held by Patricia L. McDonnell, as custodian for a custodial account.

    (2) Includes 40,000 shares held by the McDonnell Family Partnership, L.L.L.P., a limited liability limited partnership of which Mr. McDonnell is the general partner and 690,000 shares subject to options exercisable within 60 days after December 31, 2000. The number of shares of common stock beneficially owned by John F. McDonnell does not include 4,001,000 shares held by Patricia L. McDonnell, Mr. McDonnell's wife, and 50,500 shares held by Patricia L. McDonnell, as custodian for a custodial account.
         Mr. McDonnell disclaims beneficial ownership of the shares of Class B common stock held by Mrs. McDonnell personally and as custodian.

    (3) Includes 100,000 shares held by Kelly L. Carlson, Mr. Carlson's daughter, and 100,000 shares held by Alan J. Carlson, Mr. Carlson's son. Mr. Carlson disclaims beneficial ownership of the shares of Class B common stock held by Kelly Carlson and Alan Carlson.

    (4) Includes 60,000 shares subject to stock options exercisable within 60 days after December 31, 2000.

    (5) Mr. McGimpsey joined McDATA in July 2000 and does not beneficially hold any shares of common stock of McDATA as of December 31, 2000.

    (6) Includes 100,000 shares subject to stock options exercisable within 60 days after December 31, 2000.

    (7) Includes 35,000 shares subject to stock options exercisable within 60 days after December 31, 2000.

    (8) Includes 35,000 shares subject to stock options exercisable within 60 days after December 31, 2000.

    (9) Includes 35,000 shares subject to stock options exercisable within 60 days after December 31, 2000.

    (10) Includes 35,000 shares subject to stock options exercisable within 60 days after December 31, 2000.

    (11) Includes 35,000 shares subject to stock options exercisable within 60 days after December 31, 2000.

    (*)  Less than 1 percent.


OTHER MATTERS

    In October 2000, new SEC rules went into effect that establish affirmative defenses to insider trading claims under certain defined circumstances, irrespective of the possession of material non-public information, for transactions planned before coming into possession of such information. Generally, such persons may purchase or sell such securities pursuant to a binding pre-existing plan, contract or instruction (collectively a "Pre-Existing Plan") which sets forth either (1) the amount, price and date of such trade, (2) a formula, algorithm or computer program for determining amounts, prices and dates; or (3) such Pre-Existing Plan does not permit the person to exercise any subsequent influence over the trade. We anticipate that a number of executives may establish Pre-Existing Plans in the near future for the purpose of selling a portion of their shares of Class B common stock on or after May 2001 for purposes of diversifying their holdings. Mr. Kuenzel is in the process of establishing a Pre-Existing Plan and we anticipate other officers may do so in the near future.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Since January 1, 1999, there has not been nor is there currently proposed any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds $60,000 and in which any director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest other than (1) compensation agreements and other arrangements, which are described in "Item 11 - Executive Compensation" and (2) the transactions described in our Registration Statement on Form S-1, SEC File No. 333-38106, declared effective on August 8, 2000.

    In connection with the February 7, 2001 distribution of our Class A common stock by EMC, the Investors' Rights Agreement to which Mr. McDonnell was a party, was terminated in accordance with its terms.

                                     PART IV

ITEM 14. FINANCIAL STATEMENT SCHEDULES, REPORTS ON FORM 8-K AND EXHIBITS

                                                                                                                  Page
                                                                                                                  ----
          (a)         Documents filed as part of this report


          (i)         Index to Consolidated Financial Statements........................................           F-1
                      Report of Independent Accountants.................................................           F-2
                      Consolidated Financial Statements:
                      Consolidated Balance Sheets as of December 31, 2000 and 1999......................           F-3
                      Consolidated Statements of Operations for the years ended December 31, 2000, 1999
                         and 1998.......................................................................           F-4
                      Consolidated Statements of Changes in Stockholders' Equity for the years ended
                         December 31, 2000, 1999 and 1998...............................................           F-5
                      Consolidated Statements of Cash Flows for the years ended December 31, 2000,
                         1999 and 1998..................................................................           F-6
                      Consolidated Statements of Comprehensive Income (Loss) for the years ended
                         December 31, 2000, 1999 and 1998...............................................           F-7
                      Notes to Consolidated Financial Statements........................................     F-8 through F-21
          (ii)        Consolidated Financial Statement Schedule:
                      Schedule II-Valuation and Qualifying Accounts.....................................           S-1

Financial statement schedules other than the one listed above have been omitted because the required information is contained in the consolidated financial statements and notes thereto or because such schedules are not required or applicable.

(b)      Reports on Form 8-K:

         We filed the following reports on Form 8-K during the fourth quarter of 2000 and through the filing of this Annual Report:

(i) Form 8-K dated January 12, 2001 providing notification that EMC's Board approved the declaration of a dividend of McDATA Class A common stock.
(ii) Form 8-K dated January 25, 2001 providing excerpts from the EMC Information Statement relating to the dividend of McDATA Class A common stock.
(iii) Form 8-K dated February 1, 2001 providing notification that McDATA and Hewlett-Packard Company entered into an OEM Purchase Agreement.
(iv) Form 8-K dated February 2, 2001 providing notification that established "when-issued" trading for McDATA Class A common stock.
(v) Form 8-K dated February 8, 2001 providing notification that the dividend of McDATA Class A common stock had occurred.

(c)      Exhibits:

         Exhibits identified in parentheses below are on file with the Commission and are incorporated herein by reference. All other exhibits are provided as part of this submission.

 (3.1)        Amended and Restated Certificate of Incorporation of the Company

 (3.2)        Amended and Restated By-laws of the Company

 (4.1)        Form of Company's Class B Common Stock Certificates

 (4.1.1)      Form of Company's Class A Common Stock Certificates

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

 10.3.1       Termination of Investors' Rights Agreement, dated as of January
              24, 2001, by and among the Company, McDATA Holdings Corporation and Certain Investors.

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

 (10.16)+ OEM and License Agreement dated as of April 27, 1999 by and between Brocade Communication Systems, Inc. and the Company

 (10.17) Lease dated September 12, 1997 by and between the Company and WHLNF Real Estate Limited Partnership

 (10.18) Lease dated November 2, 1999 by and between the Company and the Mills Family LLC

 (10.19)      Lease dated May 28, 1997 by and between the Company and 1211486
              Ontario Limited

 [10.19.1]    Lease dated October 6, 2000, by and between the Company and Amber
              Drive I, LLC

 10.19.2 Lease dated February 9, 2001 by and between the Company and Deutsche Bank

 10.19.3      Participation Agreement dated February 9, 2001 by and between the
              Company and Deutsche Bank

 (10.20)*     Form of Severance Agreement

 (10.21)*     1997 Stock Option Plan

 (10.22)*     Form of Stock Option Agreement for 1997 Stock Option Plan

 (10.23)*     Description of the Company's Management Bonus Program

   21         Subsidiaries of Company

   23         Consent of PricewaterhouseCoopers LLP

   24         Power of Attorney

----------

( ) Exhibits previously filed in the Company's Registration Statement on Form S-1, SEC File No. 333-38106, declared effective on August 8, 2000.

[ ] Exhibits previously filed in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

+ Portions of these Exhibits have been omitted and filed separately with the Securities and Exchange Commission pursuant to an order for confidential treatment.

* Executive compensation plans and arrangements.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Broomfield, State of Colorado, on March 2, 2001.

                                                   McDATA Corporation
                                                   By: /s/ Janet K. Cooper
                                                   Senior Vice President of
                                                   Finance and Administration
                                                   and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

PRINCIPAL EXECUTIVE OFFICER
/s/ John F. McDonnell                 President and Chief Executive Officer

PRINCIPAL FINANCIAL OFFICER
/s/ Janet K. Cooper                   Senior Vice President of Finance and
                                      Administration and Chief Financial Officer

PRINCIPAL ACCOUNTING OFFICER
/s/ Janet K. Cooper                   Senior Vice President of Finance and
                                      Administration and Chief Financial Officer

DIRECTORS:
/s/ John F. McDonnell                 Chairman of the Board

/s/ John W. Gerdelman

/s/ Charles C. Johnston

/s/ D. Van Skilling

/s/ Thomas M. Uhlman

/s/ Laurence G. Walker

                               McDATA CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                PAGE
                                                                                                ----
       Report of Independent Accountants....................................................     F-2
       Consolidated Balance Sheets..........................................................     F-3
       Consolidated Statements of Operations................................................     F-4
       Consolidated Statements of Changes in Stockholders' Equity...........................     F-5
       Consolidated Statements of Cash Flows................................................     F-6
       Consolidated Statements of Comprehensive Income (Loss)...............................     F-7
       Notes to Consolidated Financial Statements...........................................     F-8

       Schedule:
           Schedule II - Valuation and Qualifying Accounts..................................     S-1

       Note: All other financial statement schedules are omitted because they are not applicable or required information is included in the consolidated financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of McDATA Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(i) on page 41 present fairly, in all material respects, the financial position of McDATA Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(ii) on page 41 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP

Broomfield, Colorado
January 24, 2001, except for Note 16 which is as of February 9, 2001

                               McDATA CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                DECEMBER 31,
                                                                          ------------------------
                                                                             2000          1999
                                                                          ----------    ----------
ASSETS
Current assets:
    Cash and cash equivalents .........................................   $  174,630    $    6,897
    Short-term investments ............................................      191,060            --
    Accounts receivable, net of allowance for doubtful
        accounts of $284 and $95, respectively ........................       14,708         9,993
    Receivable from Parent ............................................       44,089         3,591
    Inventories, net ..................................................       23,105         6,952
    Deferred tax asset ................................................        9,232         2,615
    Prepaid expenses and other current assets .........................        3,467         3,115
                                                                          ----------    ----------
Total current assets ..................................................      460,291        33,163
Property and equipment, net ...........................................       26,894        13,800
Long-term investments .................................................       22,378            --
Other assets, net .....................................................        1,806         1,461
                                                                          ----------    ----------
          Total assets ................................................   $  511,369    $   48,424
                                                                          ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Short-term debt--Parent ...........................................   $       --    $    1,900
    Accounts payable ..................................................       26,547         9,013
    Accrued liabilities ...............................................        9,058         4,480
    Deferred revenue ..................................................        7,778           371
    Income taxes payable ..............................................       10,103            --
    Obligations under capital leases ..................................        2,446         1,586
                                                                          ----------    ----------
Total current liabilities .............................................       55,932        17,350
Obligations under capital leases ......................................        1,624         1,175
Deferred tax liability ................................................           --           275
Commitments and contingencies (Note 13)
Stockholders' equity:
    Preferred stock, $0.01 par value, 25,000,000 shares
        Authorized, no shares issued or outstanding ...................           --            --
    Common stock, Class A, $0.01 par value, 250,000,000
        shares authorized, 81,000,000 shares issued and
        outstanding ...................................................          810           810
    Common stock, Class B, $0.01 par value, 200,000,000
        shares authorized, 28,907,689 and 11,980,936 shares issued
        and outstanding, respectively .................................          289           120
    Additional paid-in capital ........................................      454,009        60,265
    Deferred compensation .............................................      (24,850)      (24,245)
    Accumulated other comprehensive income ............................          117            --
    Retained earnings (accumulated deficit) ...........................       23,438        (7,326)
                                                                          ----------    ----------
Total stockholders' equity ............................................      453,813        29,624
                                                                          ----------    ----------
          Total liabilities and stockholders' equity ..................   $  511,369    $   48,424
                                                                          ==========    ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               McDATA CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          YEAR ENDED DECEMBER 31,
                                                                  --------------------------------------
                                                                     2000          1999          1998
                                                                  ----------    ----------    ----------
Revenues:
Product revenue ...............................................   $   58,541    $   29,466    $    5,242
Product revenue--Parent ......................................       172,824        48,111         5,632
Service revenue--Parent ......................................        17,321        17,686        25,674
                                                                  ----------    ----------    ----------
          Total revenue .......................................      248,686        95,263        36,548
Cost of revenues:
Cost of product revenue .......................................       31,518        21,337         3,786
Cost of product revenue--Parent ..............................        82,314        23,245         3,208
Cost of service revenue--Parent ..............................         5,711         5,698         6,111
                                                                  ----------    ----------    ----------
          Gross profit ........................................      129,143        44,983        23,443
Operating expenses:
Research and development ......................................       37,818        24,001        18,298
Selling and marketing .........................................       33,955        15,787        10,305
General and administrative ....................................        7,492         3,940         3,405
Amortization of deferred compensation (excludes
    amortization of deferred compensation included in
    costs of  product and service revenue of $1,907,
    $709 and $0, respectively) ................................        6,459         2,185            --
                                                                  ----------    ----------    ----------
          Operating expenses ..................................       85,724        45,913        32,008
                                                                  ----------    ----------    ----------
Income (loss) from operations .................................       43,419          (930)       (8,565)
Interest income ...............................................        8,761           241           632
Interest expense ..............................................         (525)       (1,113)         (309)
                                                                  ----------    ----------    ----------
Income (loss) before income taxes .............................       51,655        (1,802)       (8,242)
Income tax expense (benefit) ..................................       20,891          (186)       (3,124)
                                                                  ----------    ----------    ----------
Net income (loss) .............................................   $   30,764    $   (1,616)   $   (5,118)
                                                                  ==========    ==========    ==========

Basic net income (loss) per share .............................   $     0.31    $    (0.02)   $    (0.06)
                                                                  ==========    ==========    ==========
Shares used to compute basic net income (loss) per share ......       99,989        91,638        91,000
                                                                  ==========    ==========    ==========
Diluted net income (loss) per share ...........................   $     0.28    $    (0.02)   $    (0.06)
                                                                  ==========    ==========    ==========
Shares used to compute diluted net income (loss) per share ....      107,953        91,638        91,000
                                                                  ==========    ==========    ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               McDATA CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                     Common Stock
                                   ------------------------------------------                               Accumulated
                                         Class A               Class B          Additional                     Other
                                   --------------------  --------------------    Paid-In       Deferred    Comprehensive
                                      Shares     Amount     Shares     Amount    Capital     Compensation     Income
                                   -----------   ------  -----------   ------   ----------   ------------  -------------
Balances at December 31, 1997 ....  81,000,000   $  810   10,000,000   $  100   $   30,797   $       --    $       --

Issuance of common stock,
Class B upon exercise of
stock options ....................          --       --        2,000       --            2           --            --

Net loss .........................          --       --           --       --           --           --            --
                                    ----------   ------   ----------   ------   ----------   ----------    ----------

Balances at December 31, 1998 ....  81,000,000      810   10,002,000      100       30,799           --            --

Issuance of common stock,
Class B upon exercise of stock
options ..........................          --       --    1,978,936       20        1,960           --            --

Deferred compensation ............          --       --           --       --       27,139      (27,139)           --
Amortization of deferred
   compensation ..................          --       --           --       --           --        2,894            --

Tax benefit of stock
  options ........................          --       --           --       --          367           --            --

Net loss .........................          --       --           --       --           --           --            --
                                    ----------   ------   ----------   ------   ----------   ----------    ----------

Balances at December 31, 1999 ....  81,000,000      810   11,980,936      120       60,265      (24,245)           --

Issuance of common stock,
Class B through initial
public offering, net of
issuance costs....................          --       --   14,375,000      144      376,463           --            --

Issuance of common stock,
Class B upon exercise of
stock options.....................          --       --    2,551,753       25        2,760           --            --

Deferred compensation ............          --       --           --       --        8,971       (8,971)           --

Amortization of deferred
compensation .....................          --       --           --       --           --        8,366            --

Tax benefit of stock options .....          --       --           --       --        5,550           --            --

Unrealized gain on investments ...          --       --           --       --           --           --           117

Net income .......................          --       --           --       --           --           --            --
                                    ----------   ------   ----------   ------   ----------   ----------    ----------

Balances at December 31, 2000 ....  81,000,000   $  810   28,907,689   $  289   $  454,009   $  (24,850)   $      117
                                    ==========   ======   ==========   ======   ==========   ==========    ==========

                                     Retained        Total
                                     Earnings     Stockholders'
                                     (Deficit)       Equity
                                     ---------    -------------
Balances at December 31, 1997 ....  $     (592)   $   31,115

Issuance of common stock,
Class B upon exercise of
stock options ....................          --             2

Net loss .........................      (5,118)       (5,118)
                                    ----------    ----------

Balances at December 31, 1998 ....      (5,710)       25,999

Issuance of common stock,
Class B upon exercise of stock
options ..........................          --         1,980

Deferred compensation ............          --            --
Amortization of deferred
   compensation ..................          --         2,894

Tax benefit of stock
  options ........................          --           367

Net loss .........................      (1,616)       (1,616)
                                    ----------    ----------

Balances at December 31, 1999 ....      (7,326)       29,624

Issuance of common stock,
Class B through initial
public offering, net of
issuance costs....................          --       376,607

Issuance of common stock,
Class B upon exercise of
stock options.....................          --         2,785

Deferred compensation ............          --            --

Amortization of deferred
compensation .....................          --         8,366

Tax benefit of stock options .....          --         5,550

Unrealized gain on investments ...          --           117

Net income .......................      30,764        30,764
                                    ----------    ----------

Balances at December 31, 2000 ....  $   23,438    $  453,813
                                    ==========    ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               McDATA CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                           --------------------------------------
                                                              2000          1999          1998
                                                           ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ......................................   $   30,764    $   (1,616)   $   (5,118)
Adjustments to reconcile net income (loss) to cash
  Flows from operating activities:
    Depreciation and amortization ......................        8,689         5,734         4,213
    Inventory provision ................................        2,541         1,907         1,326
    Noncash compensation expense .......................        8,366         2,894            --
    Deferred income taxes ..............................       (7,149)         (701)        1,011
    Tax benefit from stock options exercised ...........        5,550           367            --
    Changes in current assets and liabilities:
      Accounts receivable, net..........................       (4,715)       (7,357)       (2,344)
      Receivable from Parent ...........................      (40,498)        6,818         9,318
      Inventories ......................................      (19,487)       (6,054)       (4,693)
      Prepaid expenses and other current assets ........         (352)       (1,090)       (1,145)
      Other assets, net ................................         (592)        1,605        (1,946)
      Accounts payable .................................       17,534         5,117         1,922
      Accrued liabilities ..............................        4,578          (362)        1,438
      Deferred revenue .................................        7,407           371            --
      Income taxes payable .............................       10,103            --            --
                                                           ----------    ----------    ----------
Net cash provided by operating activities ..............       22,739         7,633         3,982
                                                           ----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment ....................      (16,419)       (3,305)       (6,238)
Purchases of available for sale securities .............     (264,052)           --            --
Maturities of available for sale securities ............       35,000            --            --
Sales of available for sale securities .................       15,802            --            --
                                                           ----------    ----------    ----------
Net cash used in investing activities ..................     (229,669)       (3,305)       (6,238)
                                                           ----------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of short-term debt - Parent ....................       (1,900)           --            --
Payment of obligations under capital leases ............       (2,829)       (1,522)       (1,054)
Proceeds from sale of stock, net of issuance costs......      379,392         1,980             2
                                                           ----------    ----------    ----------
Net cash provided by (used in) financing activities ....      374,663           458        (1,052)
                                                           ----------    ----------    ----------

Net increase (decrease) in cash and cash
  equivalents ..........................................      167,733         4,786        (3,308)
Cash and cash equivalents, beginning of period .........        6,897         2,111         5,419
                                                           ----------    ----------    ----------
Cash and cash equivalents, end of period ...............      174,630    $    6,897    $    2,111
                                                           ==========    ==========    ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               McDATA CORPORATION

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)



                                                              YEAR ENDED DECEMBER 31,
                                                          -------------------------------
                                                            2000       1999        1998
                                                          --------   --------    --------
Net income (loss) .....................................   $ 30,764   $ (1,616)   $ (5,118)

Other comprehensive income net of tax:
     Unrealized gain on investments, net of tax of
           $71, $0 and $0, respectively ...............        117         --          --
                                                          --------   --------    --------

Comprehensive income (loss) ...........................   $ 30,881   $ (1,616)   $ (5,118)
                                                          ========   ========    ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               McDATA CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- OVERVIEW AND BASIS OF PRESENTATION

On October 1, 1997 EMC Corporation (EMC or the Parent) formed McDATA Corporation (McDATA or the Company) which is incorporated in Delaware. The Company was formed when EMC transferred cash and net assets to McDATA pursuant to an Asset Transfer Agreement. In exchange, EMC received 81,000,000 shares of the Company's Class A common stock. Concurrently, with the Asset Transfer Agreement, minority shareholders contributed $10,000,000 in cash in exchange for 10,000,000 shares of the Company's Class B common stock. Each share of the Company's Class A common stock entitled its holder to one vote, and each share of the Company's Class B common stock entitles its holder to one-tenth (1/10) of one vote. After the issuance and sale of the Company's Class A and Class B common stock to EMC and the minority shareholders, respectively, EMC owned 89% of the Company and the minority shareholders owned 11% of the Company. As McDATA was under the control of EMC at the date of formation, there was no change in the accounting basis of the Company's assets and liabilities in the consolidated financial statements.

During the periods presented, McDATA was a majority-owned subsidiary of EMC. On August 9, 2000, the Company completed an initial public offering of 14,375,000 shares of its Class B Common stock (including the exercise of the underwriters' over-allotment option) and realized proceeds, after calculation of underwriter's commissions, of approximately $377 million net of offering costs of approximately $2.7 million. After completion of the offering, McDATA remained a majority-owned subsidiary of EMC. As of December 31, 2000, EMC owned 81 million shares of the Company's Class A common stock, or approximately 74% of the outstanding common stock of the Company. EMC's ownership of the Class A common stock represented approximately 97% of the combined voting power of the Company's Class A and B common stock.

On February 7, 2000, EMC distributed its shares in McDATA Class A common stock to EMC's shareholders of record as of January 24, 2001 (see Note 16).

McDATA designs, develops, manufactures and sells Fibre Channel switching devices that enable enterprise-wide high performance storage area networks. The Company sells its products through original equipment manufacturers and resellers, including EMC Corporation and IBM, as well as systems integrators. The Company also provides services for EMC's ESCON switch business under a service agreement with EMC.

The consolidated financial statements include the assets, liabilities, operating results and cash flows of McDATA and have been prepared using EMC's historical bases in the assets and liabilities and the historical results of operations of McDATA. Because McDATA's operations were substantially independent of EMC's operations during all periods presented in the financial statements, the Company's management does not believe that there were any corporate expenses incurred by EMC that should be allocated to the Company. Accordingly, no intercompany expense allocations have been included in the financial statements. The consolidated financial statements do include certain allocations of interest income and expense from participation in EMC's cash management system (see Note
12). The following is a list of the Company's wholly-owned subsidiaries as of December 31, 2000:

                                                                     COUNTRY OF
                NAME                                                  FORMATION        DATE OF FORMATION
                ----                                                 ----------        -----------------
                McDATA Technology Systems Ltd  (formerly
                Ecksberg Nominees Ltd.)                                Ireland           April 4, 1999

                McDATA F.S.C                                           Barbados          July 28, 1999

                McDATA Japan KK                                         Japan          October 16, 2000

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the assets, liabilities, results of operations, cash flows and changes in stockholders' equity of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Revenue Recognition

The Company generally recognizes revenue from product sales upon shipment provided that (a) evidence of an arrangement exists (b) delivery has occurred
(c) the price to the customer is fixed or determinable and (d) collectibility is assured. The Company accrues for warranty costs and sales returns at the time of shipment based on its experience. In transactions that include multiple products and/or services, the Company allocates the sales value among each of the deliverables based on their relative fair values. Service revenue is recognized over the contractual period or as the services are rendered. Revenue from the service agreement with EMC (see Note 12) is recorded as earned pursuant to the terms of the servicing contract.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash equivalents, short and long-term investments and accounts receivable. The Company has a cash investment policy that limits investments to investment grade instruments and limits the amount of investment with any single financial institution.

The Company performs ongoing evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company's customers include EMC as well as original equipment manufacturers, distributors, systems integrators and end users. The majority of the Company's customers operate in the computer industry.

During 2000, the Company earned approximately 68% of its total revenue from the sales of its ED-5000 Enterprise Director. The Company had the following customers that accounted for greater than 10% of each respective period's revenue:


                                                               YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2000     1999     1998
                                                              ------   ------   ------
                  Customer A (Parent).......................      76%      69%      86%
                  Customer B................................      14%      13%      --
                  Customer C................................      --       11%      --

These customers accounted for the following percentages of the Company's gross accounts receivable, which is comprised of accounts receivable and receivable from Parent:


                                                                  DECEMBER 31,
                                                                ----------------
                                                                 2000      1999
                                                                ------    ------
                  Customer A (Parent).......................        75%       26%
                  Customer B................................        15%       31%
                  Customer C................................        --        18%


Cash Equivalents

Cash equivalents are short-term, highly liquid investments that are readily convertible to cash and have remaining maturities of ninety days or less at date of purchase.

Investments

The Company's investments consist of marketable debt securities that are classified as either short-term or long-term based on Management's intent with regard to holding the securities. As of December 31, 2000, all investments are classified as "available-for-sale" and recorded at fair value in the accompanying consolidated balance sheet. Fair values are determined using quoted market prices.

Statement of Cash Flows Supplemental Information

                                                            YEAR ENDED DECEMBER 31,
                                                        -------------------------------
                                                          2000        1999       1998
                                                        --------    --------   --------
Cash flow information:
Interest incurred, expensed and paid ................   $    525    $  1,113   $    309
Income taxes received from (paid to) parent .........     (7,957)      4,302       (202)
Income taxes paid directly to taxing authorities ....      4,763          --         --
Non cash activities:
Capital lease obligations incurred ..................      4,138       1,944      2,323
Transfer of inventory to fixed assets ...............        793       1,357         --


Fair Value of Financial Instruments

The carrying value of financial instruments, including cash equivalents, gross accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short maturities. Based upon borrowing rates currently available to the Company, with similar terms, the carrying value of the capital lease obligations approximate their fair value. The fair values of the Company's investments are disclosed in Note 3.

Impairment of Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized to the extent that the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

Earnings and Loss Per Share

Basic net income or loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options.

Following is a reconciliation between basic and diluted earnings per share as of December 31, 2000 (in thousands except per share information):

                                                                                 PER SHARE
                                                          INCOME      SHARES      AMOUNT
                                                         --------    --------    ---------
             Net income -- basic EPS...............      $ 30,764      99,989    $    0.31
             Effect of stock options...............            --       7,964        (0.03)
                                                         --------    --------    ---------
             Net income -- diluted EPS.............      $ 30,764     107,953    $    0.28
                                                         ========    ========    =========


Potentially dilutive securities totaling 198,550, 11,940,514 and 11,262,750, were excluded from the historical diluted income or loss per common share calculations because of their anti-dilutive effect for 2000, 1999 and 1998, respectively.

Stock-Based Compensation

The Company accounts for grants of stock options and common stock purchase rights according to Accounting Principles Board Opinion No. 25, Accounting for Stock Issues to Employees (APB 25), and related interpretations. Any deferred stock compensation calculated pursuant to APB 25 is amortized ratably over the vesting period of the individual options, generally four years.

Advertising

The Company expenses advertising costs as incurred. Advertising expenses for 2000, 1999 and 1998 were approximately $1,449,000, $531,000 and $696,000, respectively.

Research and Development

Research and development costs are expensed as incurred.

Software Development Costs

The Company capitalizes eligible computer software development costs upon the establishment of technological feasibility, which it has defined as completion of designing, coding and testing activities. For all periods presented, the amount of costs eligible for capitalization, after consideration of factors such as realizable value, were not material and, accordingly, all software development costs have been charged to research and development expenses in the consolidated statements of operations.

Internal-Use Software Development Costs

Costs of developing and implementing software for internal use, which meet certain criteria, were capitalized and are being amortized over the expected useful life of the software of between two and five years. The Company capitalized approximately $3,239,000, $401,000 and $1,913,000 during 2000, 1999 and 1998, respectively. Amortization expense totaled $1,090,000, $424,000 and $0 during 2000, 1999 and 1998, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform with the 2000 presentation.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 on January 1, 1999. To date, the Company has not entered into any derivative instruments, so the adoption has had no effect on the financial position or results of operations of the Company.

In December 1999, the Securities and Exchange Commission (the "Commission") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended. SAB 101 summarizes certain of the Commission's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company has applied the provisions of SAB 101 and the related interpretive guidance in the consolidated financial statements. The adoption of SAB 101 did not have a material impact on the Company's financial condition or results of operations.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25, ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective as of July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material impact on the Company's financial condition or results of operations.

NOTE 3 -- INVESTMENTS

Investments consisted of the following available for sale securities as of December 31, 2000 (in thousands):

                                                                       UNREALIZED      UNREALIZED
                                                        AMORTIZED        HOLDING         HOLDING           FAIR
                                                          COST            GAINS          LOSSES           VALUES
                                                       ----------      ----------      ----------        ---------
           Debt securities:
           U.S. Government agency...............       $   71,242      $       34      $        1        $  71,275
           State and local government...........          142,008             158               3          142,163
                                                       ----------      ----------      ----------        ---------
                                                       $  213,250      $      192      $        4        $ 213,438
                                                       ==========      ==========      ==========        =========

Amortized cost is determined based on specific identification. Realized gains on sales of securities were $2,000 in 2000. There were no realized losses on sales of securities in 2000.

As of December 31, 2000, the contractual maturities of these securities were as follows (in thousands):

                                                               AMORTIZED        FAIR
                                                                 COST          VALUES
                                                               ---------     ----------
                Less than 1 year.....................          $ 190,980     $  191,060
                Greater than 1 year..................             22,270         22,378
                                                               ---------     ----------
                                                               $ 213,250     $  213,438
                                                               =========     ==========



NOTE 4 -- INVENTORIES

Inventories, which include material, labor and factory overhead, are stated at the lower of cost (first-in, first-out method) or market. The Company evaluates the need for reserves associated with obsolete, slow-moving and nonsalable inventory by reviewing net realizable values on a quarterly basis. The Company's inventories do not include materials purchased and held by the Company's component subcontractors, as this inventory is not owned by the Company. The components of inventory were as follows (in thousands):

                                                                      DECEMBER 31,
                                                                 -----------------------
                                                                   2000           1999
                                                                 ---------      --------
                Raw materials........................            $  19,058      $  6,450
                Work-in-progress.....................                  872         1,081
                Finished goods.......................                7,490         1,485
                                                                 ---------      --------
                                                                    27,420         9,016
                Less reserves........................               (4,315)       (2,064)
                                                                 ---------      --------
                                                                 $  23,105      $  6,952
                                                                 =========      ========

NOTE 5 -- PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. For financial reporting purposes, depreciation is recorded principally on a straight-line method over the estimated useful lives of the asset as follows:

                Equipment and furniture..............         3-5 years
                Computer software....................         2-5 years
                Capital lease equipment..............         The shorter of the useful life of 3-5 years or
                                                                lease term
                Leasehold improvements...............         The shorter of the useful life of 3-5 years or
                                                                lease term

Accelerated depreciation methods are generally used for income tax purposes. Expenditures that substantially extend the useful life of an asset are capitalized. Ordinary repair and maintenance expenditures are expensed as incurred. When assets are retired or disposed of, the cost and accumulated depreciation thereon are removed from the accounts and the related gains or losses are included in the statement of operations.

Property and equipment consisted of the following (in thousands):


                                                                                        DECEMBER 31,
                                                                                   ----------------------
                                                                                     2000         1999
                                                                                   ---------   ----------
                Equipment and furniture........................................    $  36,298   $   24,225
                Computer software..............................................        8,079        5,992
                Leasehold improvements.........................................        3,298        1,748
                Construction in progress.......................................        4,852           65
                                                                                   ---------    ---------
                                                                                      52,527       32,030
                Less accumulated depreciation and amortization.................      (25,633)     (18,230)
                                                                                   ---------   ----------
                                                                                   $  26,894   $   13,800
                                                                                   =========   ==========

Depreciation expense was $8,256,000, $5,300,000 and $3,773,000 in 2000, 1999 and
1998 respectively. Equipment and furniture at December 31, 2000 and 1999 includes assets under capitalized leases of $9,469,000 and $5,896,000, respectively, with related accumulated amortization of $5,342,000 and $3,168,000, respectively.

The minimum future lease payments under capital leases as of December 31, 2000 are as follows (in thousands):

               2001............................................................       $2,749
               2002............................................................        1,628
               2003............................................................          271
                                                                                      ------
                                                                                       4,648
               Less amount representing interest...............................         (578)
                                                                                      ------
               Present value of minimum lease payments (including
                 $2,446 classified as current).................................       $4,070
                                                                                      ======

NOTE 6 -- PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

                                                                                    DECEMBER 31,
                                                                                  -----------------
                                                                                   2000      1999
                                                                                  -------   -------
               Prepaid technology license fees.................................   $    --   $ 1,702
               Other...........................................................     3,467     1,413
                                                                                  -------   -------
                                                                                  $ 3,467   $ 3,115
                                                                                  =======   =======

Other assets consisted of the following (in thousands):

                                                                                    DECEMBER 31,
                                                                                  -----------------
                                                                                   2000      1999
                                                                                  -------   -------
               Intangible assets and goodwill..................................   $ 2,408   $ 2,408
               Other...........................................................     1,263       485
                                                                                  -------   -------
                                                                                    3,671     2,893
               Less accumulated amortization...................................    (1,865)   (1,432)
                                                                                  -------   -------
                                                                                  $ 1,806   $ 1,461
                                                                                  =======   =======


The identifiable intangible assets and goodwill are being amortized on a straight-line method over five years.

NOTE 7 -- ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

                                                                                    DECEMBER 31,
                                                                                  -----------------
                                                                                   2000      1999
                                                                                  -------   -------
               Wages and employee benefits........................                $ 6,425   $ 2,104
               Warranty reserves..................................                    956       986
               Other taxes........................................                  1,011       612
               Other accrued liabilities..........................                    666       778
                                                                                  -------   -------
                                                                                  $ 9,058   $ 4,480
                                                                                  =======   =======


NOTE 8 -- NOTE PAYABLE TO PARENT COMPANY

On October 1, 1997, the Company entered into an unsecured term note with its Parent in the amount of $1,900,000. The note required quarterly payments of interest in arrears, with principle to be paid in 2007 or upon the consummation of a sale of all or part of the Company, including an initial public offering. On August 9, 2000, the Company consummated an initial public offering and proceeds from the offering were used to payoff the note. The note was classified as a current liability as of December 31, 1999 in anticipation of the initial public offering. The note bore simple interest at the prime rate. Interest expense incurred and paid to the Parent for 2000, 1999 and 1998 totaled $109,000, $154,000 and $161,000, respectively.

NOTE 9 -- STOCKHOLDERS' EQUITY

The Company has both Class A and Class B common stock. Holders of Class A and Class B common stock have voting rights equal to one vote and one-tenth vote, respectively, for each share held. Holders of Class A and Class B common stock share equal rights as to dividends.

On May 23, 2000 the Board of Directors approved a 2-for-1 stock split of the Company's Class A and B common stock. All share and per share amounts have been adjusted for all periods presented to give retroactive effect to this stock split. The Board of Directors also authorized, after giving effect to the stock split, an increase in the authorized shares of the Company's Class A common stock to 250,000,000 shares and an increase in the Class B common stock to 200,000,000 shares. In addition, the Board of Directors authorized 25,000,000 shares of undesignated preferred stock. All of these transactions were consummated on or about July 12, 2000.

No dividends attributable to common stock were declared or paid during 2000, 1999 or 1998.

NOTE 10 -- EMPLOYEE BENEFIT PLANS AND STOCK OPTIONS

Defined Contribution Plan

The Company has a defined contribution plan (the McDATA Retirement Savings Plan) that covers eligible employees. The Company matches 50% of an employee's contribution up to 6% of annual eligible compensation, subject to restrictions of such plans. Such Company contributions are made in cash, and amounted to $769,000, $550,000 and $393,000 in 2000, 1999 and 1998, respectively.

Profit Sharing Plan

Effective October 1, 1997, the Board of Directors authorized a profit sharing plan whereby the Company contributes a portion of each year's profits to a profit sharing pool. The profit sharing amount is determined annually by the Board of Directors and is distributed to employees approximately 50% in cash and approximately 50% on the employees' behalf as contributions to the McDATA Retirement Savings Plan. The Company recorded an expense related to this plan of $1,946,000, $0 and $0 for 2000, 1999 and 1998, respectively.

Stock Option Plan

The 1997 Stock Option Plan (the Plan), adopted on October 1, 1997, provides for the grant of either incentive or nonstatutory options to employees for the purchase of Class B common stock. The Company has reserved 19,000,000 shares for issuance under the Plan. Options under the Plan become exercisable over a four-year period with one-fourth exercisable on each annual anniversary of grant date and expire ten years from the date of grant.

The following summarizes option transactions for the period from December 31, 1997 to December 31, 2000:


                                                                             WEIGHTED-                      WEIGHTED-
                                                               SHARES         AVERAGE                        AVERAGE
                                                              COVERED        EXERCISE        OPTIONS        EXERCISE
                                                             BY OPTIONS        PRICE       EXERCISABLE        PRICE
                                                            -------------    ---------     -----------      ---------
         Outstanding at December 31, 1997..............         8,799,000     $   1.00              --      $     --
         Granted.......................................         2,725,600         1.06
         Exercised.....................................            (2,000)        1.00
         Forfeited or expired..........................          (259,850)        1.00
                                                            -------------
         Outstanding at December 31, 1998..............        11,262,750         1.02       2,173,938         1.00
         Granted.......................................         3,646,700         2.29
         Exercised.....................................        (1,978,936)        1.00
         Forfeited or expired..........................          (990,000)        1.10
                                                            -------------
         Outstanding at December 31, 1999..............        11,940,514         1.40       2,584,690         1.02
         Granted.......................................         3,882,375        21.53
         Exercised.....................................        (2,551,753)        1.09
         Forfeited or expired..........................        (1,380,000)        6.80
                                                            -------------
         Outstanding at December 31, 2000..............        11,891,136         7.41       3,264,855         1.30
                                                            =============


As of December 31, 2000, there were 2,576,175 options available for grant under the Plan.


The status of total stock options outstanding and exercisable at December 31, 2000 was as follows:


                                                     OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                                           ---------------------------------------         --------------------------
                                                           WEIGHTED
                                                            AVERAGE      WEIGHTED                            WEIGHTED
                                                           REMAINING      AVERAGE                             AVERAGE
                       EXERCISE              NUMBER       CONTRACTUAL    EXERCISE           NUMBER           EXERCISE
                        PRICES              OF SHARES     LIFE (YEARS)    PRICE            OF SHARES           PRICE
                    -------------          -----------    ------------   ---------         ----------        --------
                    $1.00                    4,791,326        6.8        $    1.00          2,395,826           $1.00
                    $1.13 - $2.75            3,824,935        8.4             2.15            869,029            2.13
                    $11.54-$13.75            2,060,900        9.2            12.35                 --              --
                    $28.00-$47.25              891,875        9.6            28.65                 --              --
                    $56.81-$93.36              322,100        9.9            74.77                 --              --
                                           -----------                                     ----------
                    Total                   11,891,136        8.0             7.41          3,264,855           $1.30
                                           ===========                                     ==========


The Company applies APB 25 and related interpretations in accounting for its stock-based compensation plan. During 2000 and 1999, in connection with the grant of certain stock options to employees, the Company recorded deferred stock-based compensation, net of forfeitures, of $8,971,000 and $27,139,000, respectively, representing the difference between the exercise price and the deemed fair market value of the Company's common stock on the dates these stock options were granted.

Deferred compensation is included as a reduction of stockholders' equity and is being amortized on a straight-line basis over the vesting periods of the related options, which is generally four years. During 2000 and 1999, the Company recorded amortization of $8,366,000 and $2,894,000, respectively (of which $1,907,000 and $709,000 is included in the cost of product and service revenue for 2000 and 1999, respectively).

All stock option grants under the Plan since August 2000 have been granted at an exercise price equal to the fair market value of the Company's stock.

The fair value of each option granted during 2000, 1999 and 1998 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                                                     YEARS ENDED DECEMBER 31,
                                                               -----------------------------------
                                                                  2000         1999         1998
                                                               ----------   ----------   ---------
               Dividend yield................................           0%           0%          0%
               Expected volatility...........................          90%           0%          0%
               Risk-free interest rate.......................         6.3%         5.5%        5.4%
               Expected life in years........................          4.0          4.0         4.0


Using these assumptions, the weighted average fair values of options granted were:


                                                                     YEARS ENDED DECEMBER 31,
                                                               -------------------------------------
                                                                  2000         1999         1998
                                                               ----------   ----------   -----------
               Options granted with an exercise price
                   below fair market value.................      $12.71       $  7.96           --
               Options granted with an exercise price
                   equal to fair market value..............      $27.53            --      $  0.21


The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. The pro forma impact on the company's net income (loss) and net income (loss) per share as reported for the years ended December 31 pursuant to SFAS 123 to reflect the fair value method of accounting for stock-based compensation plans would have been as follows (in thousands, except per share amounts):


                                                YEARS ENDED DECEMBER 31,
                                           ---------------------------------
                                             2000        1999         1998
                                           --------   ---------    ---------
Net income (loss):
  As reported...........................   $ 30,764   $  (1,616)   $  (5,118)
  Pro forma.............................   $ 27,323   $  (2,006)   $  (5,473)
Basic net income (loss) per share:
  As reported...........................   $   0.31   $   (0.02)   $   (0.06)
  Pro forma.............................   $   0.27   $   (0.02)   $   (0.06)
Diluted net income (loss) per share:
  As reported...........................   $   0.28   $   (0.02)   $   (0.06)
  Pro forma.............................   $   0.25   $   (0.02)   $   (0.06)


NOTE 11 -- INCOME TAXES

Historically, the Company has been included in a consolidated Federal and Colorado income tax return with EMC. As a result of its initial public offering on August 9, 2000, the Company is no longer eligible to be included in EMC's consolidated tax returns and will consequently file a separate income tax return for the tax period which began immediately following the offering.

When the Company was included in EMC's consolidated tax returns, the Company recorded income taxes based on the pro rata method. The pro rata method assumes the allocation of income taxes based on McDATA's parent company's consolidated tax position. The pro rata method of allocating income taxes is consistently used for all members of the consolidated group. Pursuant to a tax sharing agreement entered into with EMC, the Company was compensated by EMC for the use of its United States net operating losses during 1999 and 1998 at 35%, and its tax credits, including research and development credits, utilized by the Parent.

Had the Company's tax provision been calculated as if the Company were a separate, independent United States taxpayer, the income tax provision would not have materially changed.

Income tax expense (benefit) consisted of the following (in thousands):

                                    YEARS ENDED DECEMBER 31,
                               --------------------------------
                                 2000        1999        1998
                               --------    --------    --------
Current:
  Federal ..................   $ 26,035    $    508    $ (3,918)
  State ....................      1,934           7        (217)
                               --------    --------    --------
                                 27,969         515      (4,135)
Deferred:
  Federal ..................     (6,511)       (676)        956
  State ....................       (567)        (25)         55
                               --------    --------    --------
                                 (7,078)       (701)      1,011
                               --------    --------    --------
Total expense (benefit) ....   $ 20,891    $   (186)   $ (3,124)
                               ========    ========    ========

The total income tax expense (benefit) differs from the amount computed using the federal income tax rate of 35% for the following reasons (in thousands):

                                                   YEARS ENDED DECEMBER 31,
                                               --------------------------------
                                                 2000        1999        1998
                                               --------    --------    --------
Federal income tax expense (benefit) at
   statutory rate ..........................   $ 18,079    $   (631)   $ (2,885)
Research and development credit ............       (100)       (300)       (100)
State taxes, net of federal benefit ........      1,343         (23)       (107)
Stock-based compensation ...................      1,926         778          --
Foreign sales corporation ..................     (1,218)       (151)         --
Other ......................................        861         141         (32)
                                               --------    --------    --------
Income tax expense (benefit) ...............   $ 20,891    $   (186)   $ (3,124)
                                               ========    ========    ========

Deferred income taxes reflect the tax effect of temporary differences between the amount of assets and liabilities for financial reporting purposes and income tax purposes. The tax effects of each type of temporary difference that give rise to significant portions of the net deferred tax assets are as follows (in thousands):

                                                         DECEMBER 31,
                                                     -------------------
                                                       2000       1999
                                                     --------   --------
Current deferred tax assets:
  Inventory reserves and costs ...................   $  2,492   $  1,329
  Revenue recognition ............................      4,067         --
  Warranty reserves ..............................        360        358
  Reserves related to employee benefits ..........        877        597
  Stock-based compensation .......................      1,354        273
  Other ..........................................         82         58
                                                     --------   --------
                                                        9,232      2,615

Noncurrent deferred tax assets (liabilities):
  Difference between book and tax depreciation ...        186       (275)
                                                     --------   --------
Total deferred tax asset, net ....................   $  9,418   $  2,340
                                                     ========   ========


Under the terms of the tax sharing agreement between the Company and EMC, the Company is obligated to indemnify EMC for any taxes arising out of the failure of such distribution to be tax free if that failure results from, among other things, (i) any act or omission by the Company that would cause such distribution to fail to qualify as a tax free distribution under the Internal Revenue Code of 1986, as amended; (ii) any act or omission by the Company that is inconsistent with any representation made to the Internal Revenue Service in connection with the request for a private letter ruling regarding the tax-free nature of the distribution; (iii) any acquisition by a third party of the Company's stock or assets; or (iv) any issuance by the Company of stock or any change in ownership of the Company's stock. If the distribution of the Company's Class A common stock fails to qualify as a tax-free distribution, EMC would incur tax liability as if the Company's Class A common stock that was distributed by EMC had been sold by EMC for its fair market value in a taxable transaction. In the event that the Company is required to indemnify EMC because the distribution of the Company's Class A common stock fails to qualify as a tax-free distribution, the Company's liability could exceed 35% of the value of the Company's Class A common stock distributed by EMC as determined on the date of the distribution.

Although the Company is no longer a member of EMC's consolidated tax group, the tax sharing agreement between the Company and EMC continues to affect the Company in two principal ways. First, if a taxing authority effects a change to the EMC consolidated return, the Company is required to reimburse EMC for the tax of any Company-related unfavorable adjustment. Conversely, the Company is entitled to any refund for any Company-related favorable adjustment. Second, the Company is required to remit to EMC any tax savings generated by the tax deductions, if any, related to the issuance or sale of EMC stock upon the exercise of options held by Company employees.


NOTE 12 -- TRANSACTIONS WITH PARENT

McDATA, as EMC's majority-owned subsidiary, has engaged in several related-party transactions with EMC and its subsidiaries. These included benefiting from a service agreement to provide services for the Parent's ESCON switch business, making direct sales of Fibre Channel products to the Parent, participating in the Parent's cash management system and filing as a member of the Parent's consolidated tax return (see Note 11). The terms of these arrangements, which were negotiated in the context of a parent-subsidiary relationship, may be more or less favorable to us than if they had been negotiated with unaffiliated third parties.

Under the terms of the service agreement with the Parent, the Company provides management, manufacturing, research, development, sales, support and administrative services with respect to specified customers of the Parent. The amount of such service fee is subject to annual revision based on the review and concurrence of both parties. Such service fee revenue totaled $14,497,000, $17,337,000 and $25,674,000 for 2000, 1999 and 1998, respectively. Additionally, the Company provided $2,824,000 and $349,000 of consulting services to the Parent for 2000 and 1999, respectively. No such services were provided to the Parent in 1998.

Pursuant to a five-year OEM supply and license agreement executed in 2000, the Company sells Fibre Channel products to the Parent. Such sales comprised 69%, 51% and 15% of Company revenue in 2000, 1999 and 1998, respectively. The agreement has no minimum purchase commitments and has customary termination rights.

Until September 2000, the Company participated in EMC's cash management program, in which it deposited excess operating funds with EMC for short-term investment when funds in excess of operating requirements were available or borrowed funds from EMC during periods of operating cash needs. Such funds were repaid on demand and earned simple interest, calculated monthly. Interest income and interest (expense) includes $102,000, $(740,000) and $312,000 earned (paid) from participation in EMC's cash management program during 2000, 1999 and 1998, respectively.

Certain directors and executive officers of the Company own EMC common stock and options to purchase EMC common stock. One of the Company's directors as of December 31, 2000 was an employee of EMC. This director resigned from his position on the Company's Board of Directors effective upon the distribution of the McDATA Class A common stock.

NOTE 13 -- COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company had various operating leases in effect at December 31, 2000 for certain buildings, office space and machinery and equipment. Future minimum lease payments under non-cancelable operating leases with terms of one year or more are as follows at December 31, 2000 (in thousands):

                 2001...................................................     $   4,850
                 2002...................................................         5,151
                 2003...................................................         4,030
                 2004...................................................         1,907
                 2005 and thereafter....................................         2,560
                                                                             ----------
                                                                               $18,498
                                                                             ==========

Rent expense in 2000, 1999 and 1998 totaled approximately $3,424,000, $2,218,000 and $2,115,000, respectively.


Contingencies

From time to time, the Company is subject to claims arising in the ordinary course of business. In the opinion of management, no such matter, individually or in the aggregate, exists which is expected to have a material effect on the Company's consolidated results of operations, financial position or cash flows.

The Company has contracted with SCI Systems, Inc. (SCI) for the manufacture of printed circuit boards and box build assembly for specific Fibre Channel directors and switches. The agreement with SCI requires the Company to submit purchasing forecasts, place orders and reschedule orders for products as necessary. At December 31, 2000, SCI had on hand materials purchased on behalf of McDATA valued at approximately $33,205,000. In addition, SCI has purchase commitments outstanding related to materials that it had also ordered on McDATA's behalf. The Company may be liable for materials that SCI purchases on McDATA's behalf if the Company's actual requirements do not meet or exceed its forecasts and those materials cannot be redirected to other uses by SCI. Management does not expect this commitment to have a material adverse effect on the Company's business, results of operations, financial position or cash flows. The agreement renews monthly and both parties have customary termination rights.

The Company has various commitments for sales, purchases and employee benefit plans in the ordinary course of business. In the aggregate, such commitments do not differ significantly from current market prices or anticipated usage requirements.


NOTE 14 -- SEGMENT INFORMATION

The Company has one reporting segment relating to the manufacturing and marketing of computer-based hardware systems. The Company's operations are conducted in the United States with sales offices in Germany, Japan and the United Kingdom and a research and development facility in Canada, none of which are individually significant to the Company's overall operations. The Company has not incurred any foreign currency translation adjustments as all of its sales are settled in U.S. dollars. In addition, all of its subsidiaries' books are maintained in U.S. dollars.

Certain information related to the Company's operations by geographic area is presented below (in thousands). The Company's revenues are attributed to the geographic areas according to the location of the customers. Long-lived assets include property and equipment and other non-current assets.

                                                                                                  LONG-LIVED
                                                                                NET SALES           ASSETS
                                                                                ----------        ----------
             2000
             United States.................................................     $  171,888        $  27,347
             Foreign countries.............................................         76,798            1,353
                                                                                ----------        ---------
                       Total...............................................     $  248,686        $  28,700
                                                                                ==========        =========

             1999
             United States.................................................     $   80,055        $  13,755
             Foreign countries.............................................         15,208            1,506
                                                                                ----------        ---------
                       Total...............................................     $   95,263        $  15,261
                                                                                ==========        =========

             1998
             United States.................................................     $   34,463        $  13,126
             Foreign countries.............................................          2,085            2,414
                                                                                ----------        ---------
                       Total...............................................     $   36,548        $  15,540
                                                                                ==========        =========

Included in the United States long-lived assets balances at December 31, 2000, 1999 and 1998 are intangible assets totaling $0, $95,000 and $1,828,000, respectively. Included in the foreign countries long-lived assets balances as of December 31, 2000, 1999 and 1998 are intangible assets totaling $542,000, $897,000 and $1,330,000, respectively.

Included in the net sales to foreign countries is $58,836,000, $8,924,000 and $1,419,000 of net sales to Ireland for 2000, 1999 and 1998, respectively.


NOTE 15 -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following summarizes selected financial information for each of the two years in the period ended December 31, 2000 (in thousands except share data):


                                                               Q1           Q2            Q3           Q4
                                                            --------      -------      --------      -------
      2000
      Total revenue...............................          $ 47,134     $ 56,461      $ 66,760      $78,331
      Gross profit................................            24,524       28,807        35,661       40,151
      Net income..................................             4,848        4,707         8,958       12,251
      Basic net income per share..................              0.05         0.05          0.09         0.11
      Diluted net income per share................          $   0.05     $   0.05      $   0.08      $  0.10

      1999
      Total revenue...............................          $ 13,163     $ 21,027      $ 22,661      $38,412
      Gross profit................................             7,067       10,818        10,443       16,655
      Net income (loss)...........................            (1,995)         (52)       (1,587)       2,018
      Basic net income (loss) per share...........             (0.02)        0.00         (0.02)        0.02
      Diluted net income (loss) per share.........          $  (0.02)    $   0.00      $  (0.02)     $  0.02



NOTE 16 -- SUBSEQUENT EVENTS

On February 7, 2001, EMC distributed all of its shares of Class A stock in the Company to EMC's stockholders of record as of January 24, 2001. EMC has received a ruling from the Internal Revenue Service that the distribution to EMC stockholders will be tax free for U.S. federal income tax purposes. The Company currently believes that the distribution of its Class A common stock by EMC will be tax free.

On February 9, 2001, the Company entered into a lease for an approximately 167,000 square foot multi-story office and engineering building to be constructed on a 109 acre parcel of land located in Broomfield, Colorado. Construction of the building is anticipated to commence in the first half of 2001 and is scheduled to be complete no later than February 2003. The initial term of the lease is for 78 months, with an option to renew the lease for additional 12 month terms, subject to certain conditions. The Company, at its option, may purchase the facility during or at the end of the term of the lease at approximately the amount expended by the lessor to acquire the land and construct the building (approximately $60 million). If the Company does not renew the lease, exercise the purchase option by the end of the lease, or arrange for the sale of the property to a third-party, the Company has guaranteed a residual value of the facility as a percentage of the original costs (approximately 85% of such original costs). As part of the lease, the Company has agreed to restrict up to $60 million (plus 5 percent) of its investment securities as collateral for specified obligations under the lease. In addition, the lease agreement requires that the Company maintain compliance with certain affirmative and negative covenants, representations and warranties, including certain defined financial covenants.

                               MCDATA CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                   BALANCE       CHARGED TO                       BALANCE
                                                                  BEGINNING      COSTS AND                        AT END
                                                                  OF PERIOD       EXPENSES      DEDUCTIONS       OF PERIOD
                                                                 ----------      ----------     ----------      ----------
Year ended December 31, 1998
Allowance for doubtful accounts.............................     $       48      $      18      $       (1)     $       65
Inventory reserves..........................................          3,129          1,326          (3,815)            640
Warranty reserve............................................            826            905            (246)          1,485


Year ended December 31, 1999
Allowance for doubtful accounts.............................     $       65      $      30      $       --       $      95
Inventory reserves..........................................            640          1,907            (483)          2,064
Warranty reserve............................................          1,485             12            (511)            986


Year ended December 31, 2000
Allowance for doubtful accounts.............................     $       95      $     248      $      (59)     $      284
Inventory reserves..........................................          2,064          2,541            (290)          4,315
Warranty reserve............................................            986            707            (737)            956

                                 EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

(3.1)             Amended and Restated Certificate of Incorporation of the
                  Company

(3.2)             Amended and Restated By-laws of the Company

(4.1)             Form of Company's Class B Common Stock Certificates

(4.1.1)           Form of Company's Class A Common Stock Certificates

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

10.3.1            Termination of Investors' Rights Agreement, dated as of
                  January 24, 2001, by and among the Company, McDATA Holdings
                  Corporation and Certain Investors.

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

(10.16)+ OEM and License Agreement dated as of April 27, 1999 by and between Brocade Communication Systems, Inc. and the Company

(10.17) Lease dated September 12, 1997 by and between the Company and WHLNF Real Estate Limited Partnership

(10.18) Lease dated November 2, 1999 by and between the Company and the Mills Family LLC

(10.19) Lease dated May 28, 1997 by and between the Company and 1211486 Ontario Limited

[10.19.1]         Lease dated October 6, 2000, by and between the Company and
                  Amber Drive I, LLC

10.19.2 Lease dated February 9, 2001 by and between the Company and Deutsche Bank

10.19.3 Participation Agreement dated February 9, 2001 by and between the Company and Deutsche Bank

(10.20)*          Form of Severance Agreement

(10.21)*          1997 Stock Option Plan

(10.22)*          Form of Stock Option Agreement for 1997 Stock Option Plan

(10.23)*          Description of the Company's Management Bonus Program

21                Subsidiaries of Company

23                Consent of PricewaterhouseCoopers LLP

24                Power of Attorney

----------

( ) Exhibits previously filed in the Company's Registration Statement on Form S-1, SEC File No. 333-38106, declared effective on August 8, 2000.

[ ] Exhibits previously filed in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

+ Portions of these Exhibits have been omitted and filed separately with the Securities and Exchange Commission pursuant to an order for confidential treatment.

* Executive compensation plans and arrangements.