Form 10-Q
period 2001-03-31
MCDATA CORP
filed 2001-05-08
CIK 731502

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM         TO
                                               -------    -------

                        COMMISSION FILE NUMBER 000-31257

                               MCDATA CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                               84-1421844
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation of organization)

               310 INTERLOCKEN PARKWAY, BROOMFIELD, COLORADO 80021
               ---------------------------------------------------
               (Address of principal executive offices)(zip code)

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

At April 27, 2001, 81,000,000 shares of the registrant's Class A Common Stock were outstanding and 30,206,680 shares of the registrant's Class B Common Stock were outstanding.

================================================================================

                               MCDATA CORPORATION

                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

ITEM                                                                      PAGE
----                                                                      ----
                         PART 1 - FINANCIAL INFORMATION

1.    Financial Statements

        Consolidated Balance Sheets -
           March 31, 2001 (unaudited) and December 31, 2000.............    1

        Consolidated Income Statements -
           Three Months ended March 31, 2001 (unaudited) and
           March 31, 2000 (unaudited)...................................    2

        Consolidated Statements of Cash Flows - Three Months ended
           March 31, 2001 (unaudited) and
           March 31, 2000 (unaudited)...................................    3

        Notes to Consolidated Financial Statements (unaudited)..........    4

2.    Management's Discussion and Analysis of Financial Condition
        and Results of Operations.......................................    7

3.    Quantitative and Qualitative Disclosures About Market Risks.......   16

                           PART II - OTHER INFORMATION

1.    Legal Proceedings.................................................   18

2.    Changes in Securities and Use of Proceeds.........................   18

3.    Defaults Upon Senior Securities...................................   18

4.    Submission of Matters to A Vote of Security Holders...............   18

5.    Other Information.................................................   18

6.    Exhibits and Reports on Form 8-K..................................   18

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Some of the information presented in this Quarterly Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Although McDATA Corporation ("McDATA" or the "Company", which may also be referred to as "we," "us" or "our") believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its businesses and operations, there can be no assurance that actual results will not differ materially from our expectations. Factors that could cause actual results to differ materially from expectations include:

o changes in our relationship with EMC Corporation ("EMC") and International Business Machines Corporation ("IBM") and the level of their orders;

o the economic slowdown experienced in late 2000 and early 2001 that may continue and delay purchasing decisions by customers;

o additional manufacturing costs that we may continue to experience as we continue the transition to new products;

o our ability to secure additional chassis supply sources for our mid- and low-end products and the financial strength of our current chassis supplier for such products;

o the transition to the contract manufacturer of our director products as contract manufacturer for our mid- to low-end products;

o significant growth in sales of our products through system integrator sales channels;

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

PART I - FINANCIAL INFORMATION

                               MCDATA CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                MARCH 31,   DECEMBER 31,
                                                                                  2001          2000
                                                                               ----------   ------------
                                                                              (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents ...............................................   $  128,339    $  174,630
   Short-term investments ..................................................      168,979       191,060
   Accounts receivable, net ................................................       69,055        58,797
   Inventories, net ........................................................       44,411        23,105
   Deferred tax asset ......................................................       10,328         9,232
   Prepaid expenses and other current assets ...............................        5,111         3,467
                                                                               ----------    ----------
Total current assets .......................................................      426,223       460,291
Property and equipment, net ................................................       31,569        26,894
Long-term investments ......................................................       49,559        22,378
Restricted investments .....................................................       16,971            --
Other assets, net ..........................................................        1,830         1,806
                                                                               ----------    ----------
            Total assets ...................................................   $  526,152    $  511,369
                                                                               ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ........................................................   $   29,981    $   26,547
   Accrued liabilities .....................................................        9,449         9,058
   Deferred revenue ........................................................        8,582         7,778
   Income taxes payable ....................................................        3,794        10,103
   Obligations under capital leases ........................................        2,639         2,446
                                                                               ----------    ----------
Total current liabilities ..................................................       54,445        55,932
Obligations under capital leases ...........................................        1,910         1,624
                                                                               ----------    ----------
            Total liabilities ..............................................       56,355        57,556
                                                                               ----------    ----------

Commitments and Contingencies (Notes 6 and 7)

Stockholders' Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares
   issued or outstanding ...................................................           --            --
Common stock, Class A, $0.01 par value, 250,000,000 shares
   authorized, 81,000,000 shares issued and outstanding ....................          810           810
Common stock, Class B, $0.01 par value, 200,000,000 shares authorized,
   30,150,075 and 28,907,689 shares issued and outstanding
   at March 31, 2001 (unaudited) and December 31, 2000, respectively .......          302           289
Additional paid-in capital .................................................      460,073       454,009
Deferred compensation ......................................................      (22,631)      (24,850)
Accumulated other comprehensive income .....................................          263           117
Retained earnings ..........................................................       30,980        23,438
                                                                               ----------    ----------
Total stockholders' equity .................................................      469,797       453,813
                                                                               ----------    ----------
            Total liabilities and stockholders' equity .....................   $  526,152    $  511,369
                                                                               ==========    ==========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                               MCDATA CORPORATION

                         CONSOLIDATED INCOME STATEMENTS
                      (in thousands, except per share data)
                                   (unaudited)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                           ------------------------
                                                              2001          2000
                                                           ----------    ----------

Revenue ................................................   $   83,035    $   47,134
Cost of revenue ........................................       45,571        22,610
                                                           ----------    ----------
      Gross profit .....................................       37,464        24,524

Operating expenses:
Research and development ...............................       10,093         7,644
Selling and marketing ..................................       13,819         5,856
General and administrative .............................        4,542         1,357
Amortization of deferred compensation
     (excludes amortization of deferred compensation
     included in costs of revenue of $496 and
     $439, respectively.) ..............................        1,723         1,336
                                                           ----------    ----------
      Operating expenses ...............................       30,177        16,193
                                                           ----------    ----------
Income from operations .................................        7,287         8,331

Interest income ........................................        4,781           109
Interest expense .......................................          (97)         (144)
                                                           ----------    ----------
Income before income taxes .............................       11,971         8,296
Income tax expense .....................................        4,429         3,448
                                                           ----------    ----------
Net income .............................................   $    7,542    $    4,848
                                                           ==========    ==========


Basic net income per share .............................   $     0.07    $     0.05
                                                           ==========    ==========

Shares used in computing basic net income per share ....      110,687        93,395
                                                           ==========    ==========


Diluted net income per share ...........................   $     0.06    $     0.05
                                                           ==========    ==========

Shares used in computing diluted net income per share ..      117,587        99,692
                                                           ==========    ==========



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                               MCDATA CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                              THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                            ----------------------
                                                                               2001         2000
                                                                            ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..............................................................   $   7,542    $   4,848
Adjustments to reconcile net income to cash flows from
    operating activities:
      Depreciation and amortization .....................................       3,254        2,057
      Inventory provision ...............................................         900          302
      Deferred income taxes .............................................      (1,374)        (782)
      Noncash compensation expense ......................................       2,219        1,776
      Tax benefit from stock options exercised ..........................       4,495           95
Changes in assets and liabilities:
      Accounts receivable, net ..........................................     (10,258)      (8,879)
      Inventories .......................................................     (22,801)       1,023
      Prepaid expenses and other current assets .........................      (1,644)       1,064
      Other assets, net .................................................          32          124
      Accounts payable ..................................................       3,434         (256)
      Accrued liabilities ...............................................         391          587
      Deferred revenue ..................................................         804        1,560
      Income taxes payable ..............................................      (6,309)          --
                                                                            ---------    ---------
Net cash (used) provided by operating activities ........................     (19,315)       3,519
                                                                            ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net ................................      (5,929)      (1,641)
Purchases of investments ................................................    (306,369)          --
Maturities of investments ...............................................     284,558           --
                                                                            ---------    ---------
Net cash used in investing activities ...................................     (27,740)      (1,641)
                                                                            ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of obligations under capital leases .............................        (818)        (706)
Proceeds from exercise of stock options .................................       1,582          713
                                                                            ---------    ---------
Net cash provided by (used in) financing activities .....................         764            7
                                                                            ---------    ---------

Net (decrease) increase in cash and cash equivalents ....................     (46,291)       1,885
Cash and cash equivalents, beginning of period ..........................     174,630        6,897
                                                                            ---------    ---------
Cash and cash equivalents, end of period ................................   $ 128,339    $   8,782
                                                                            =========    =========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital lease obligations incurred ......................................   $   1,297    $     852
                                                                            =========    =========

Transfer of inventory to fixed assets ...................................   $     595    $     150
                                                                            =========    =========



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                               MCDATA CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - BACKGROUND AND BASIS OF PRESENTATION

     McDATA Corporation ("McDATA" or "the Company") designs, develops, manufactures and sells Fibre Channel switching devices that enable enterprise-wide high performance storage area networks. The Company sells its products through original equipment manufacturers ("OEM") and resellers, including EMC Corporation ("EMC"), Hitachi Data Systems, Hewlett-Packard Co., and IBM, as well as systems integrators. The Company also provides services for EMC's ESCON switch business under a service agreement with EMC.

     As of December 31, 2000, EMC owned 81 million shares of the Company's Class A common stock, or approximately 74% of the outstanding common stock of the Company. Each share of the Company's Class A common stock entitles its holder to one vote, and each share of the Company's Class B common stock entitles its holder to one-tenth (1/10) of one vote per share. Therefore, EMC's ownership of the Class A common stock as of December 31, 2000 represented approximately 97% of the combined voting power of the Company's Class A and B common stock.

     On February 7, 2001, EMC distributed its shares in McDATA Class A common stock to EMC's shareholders of record as of January 24, 2001. EMC has received a ruling from the Internal Revenue Service that the distribution to EMC stockholders will be tax free for U.S. federal income tax purposes. The Company currently believes that the distribution of its Class A common stock by EMC was tax free. The Class A stock now trades on the NASDAQ National Market under the symbol "MCDTA". As a result of this distribution, EMC no longer has any ownership or voting power in McDATA and, therefore, is no longer considered a related party.

     The accompanying consolidated financial statements of McDATA and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. The consolidated balance sheet as of December 31, 2000 has been derived from the audited financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles. For further information, please refer to and read these interim consolidated financial statements in conjunction with the Company's audited financial statements for the year ended December 31, 2000.

     Certain amounts in the consolidated balance sheet as of December 31, 2000 and certain amounts in the consolidated income statement for the three months ended March 31, 2000 have been reclassified in order to conform to the current presentation.

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

NOTE 2 - NET INCOME PER SHARE

         Calculation of net income per share (in thousands, except per share information):

                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          -----------------------
                                                             2001         2000
                                                          ----------   ----------

Net income ............................................   $    7,542   $    4,848
                                                          ==========   ==========

Weighted average shares of common stock outstanding
    used in computing basic net income per share ......      110,687       93,395
Effect of dilutive stock options ......................        6,900        6,297
                                                          ----------   ----------
Weighted average shares of common stock outstanding
    used in computing diluted net income per share ....      117,587       99,692
                                                          ==========   ==========

Basic net income per share ............................   $     0.07   $     0.05
                                                          ==========   ==========

Diluted net income per share ..........................   $     0.06   $     0.05
                                                          ==========   ==========


NOTE 3 - RESTRICTED INVESTMENTS

         On February 9, 2001, the Company entered into a lease for an approximately 167,000 square foot multi-story office and engineering building to be constructed on a 109 acre parcel of land located in Broomfield, Colorado (see note 7). As part of the lease, the Company has agreed to restrict a portion of its investment securities as collateral for specified obligations under the lease. As of March 31, 2001, the Company had restricted investments totaling $16,971,000.

NOTE 4 - COMPREHENSIVE INCOME

         Comprehensive income consisted of the following (in thousands):

                                                    THREE MONTHS ENDED
                                                        MARCH 31,
                                                 -----------------------
                                                    2001         2000
                                                 ----------   ----------

Net income ...................................   $    7,542   $    4,848
Unrealized gain on investments, net of tax ...          146           --
                                                 ----------   ----------
Comprehensive income .........................   $    7,688   $    4,848
                                                 ==========   ==========


NOTE 5 - INVENTORIES

         The components of inventory were as follows (in thousands):

                                     MARCH 31,   DECEMBER 31,
                                       2001          2000
                                    ----------   ------------

Raw materials ...................   $   34,231    $   19,058
Work-in-progress ................        4,942           872
Finished goods ..................       10,449         7,490
                                    ----------    ----------
   Total inventories at cost ....       49,622        27,420
Less reserves ...................       (5,211)       (4,315)
                                    ----------    ----------
   Total inventories, net .......   $   44,411    $   23,105
                                    ==========    ==========

NOTE 6 - CONTINGENCIES

         From time to time, the Company is subject to claims arising in the ordinary course of business. In the opinion of management, no such matter, individually or in the aggregate, exists which is expected to have a material effect on the Company's consolidated results of operations, financial position or cash flows.

         The Company has contracted with various manufacturers for the manufacture of printed circuit boards and box build assembly for specific Fibre Channel directors and switches. The agreement with these entities require the Company to submit purchasing forecasts, place orders and reschedule orders for products as necessary. At March 31, 2001 and December 31, 2000, the entities had on hand materials purchased on behalf of McDATA valued at approximately $43,364,000 and $33,205,000. In addition, these entities have purchase commitments related to materials that they have also ordered on McDATA's behalf. The Company may be liable for materials purchased on McDATA's behalf if the Company's actual requirements do not meet or exceed its forecasts and those materials cannot be redirected to other uses. Management does not expect this commitment to have a material adverse effect on the Company's business, results of operations, financial position or cash flows. The agreements renew monthly and all parties have customary termination rights.

         The Company has various commitments for sales, purchases and employee benefit plans in the ordinary course of business. In the aggregate, such commitments do not differ significantly from current market prices or anticipated usage requirements.

NOTE 7 - COMMITMENTS

         On February 9, 2001, the Company entered into a lease for an approximately 167,000 square foot multi-story office and engineering building to be constructed on a 109 acre parcel of land located in Broomfield, Colorado. Construction of the building is anticipated to commence in the first half of 2001 and is scheduled to be completed no later than February 2003. The initial term of the lease is for 78 months, with an option to renew the lease for additional 12 month terms, subject to certain conditions. The Company, at its option, may purchase the facility during or at the end of the term of the lease for approximately the amount expended by the lessor to acquire the land and construct the building (approximately $60 million). If the Company does not renew the lease, exercise the purchase option by the end of the lease, or arrange for the sale of the property to a third-party, the Company has guaranteed a residual value of the facility as a percentage of the original costs (approximately 85% of such original costs). As part of the lease, the Company has agreed to restrict up to $60 million (plus 5 percent) of its investment securities as collateral for specified obligations under the lease. In addition, the lease agreement requires that the Company maintain compliance with certain affirmative and negative covenants, representations and warranties, including certain defined financial covenants.

         Subsequent to March 31, 2001, the Company's die-cast chassis supplier for its new low-end and mid-range switch products has experienced financial difficulties. To ensure continued product supply, the Company has provided an interim financing guarantee in the amount of $500,000 to the lender of that supplier. The Company's obligation to pay amounts due under the guarantee when, and if, it is drawn upon is fully secured by cash collateral on deposit with an escrow agent. The Company is not obligated to provide any additional financing for the benefit of the supplier and will evaluate the need to do so based on the ability to secure additional chassis supply sources.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read the following discussion and analysis in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 2, 2001.


RESULTS OF OPERATIONS

         The following table sets forth certain financial data for the periods indicated as a percentage of total revenues.

                                                   THREE MONTHS ENDED
                                                         MARCH 31,
                                                ------------------------
                                                   2001          2000
                                                ----------    ----------

Revenue .....................................        100.0%        100.0%
Cost of revenue .............................         54.9          48.0
                                                ----------    ----------
Gross profit ................................         45.1          52.0
                                                ----------    ----------

Operating expenses:
   Research and development .................         12.1          16.2
   Selling and marketing ....................         16.6          12.4
   General and administrative ...............          5.5           2.9
   Amortization of deferred compensation ....          2.1           2.8
                                                ----------    ----------
            Total operating expenses ........         36.3          34.3
                                                ----------    ----------

Income from operations ......................          8.8          17.7
Interest income (expense), net ..............          5.6           (.1)
                                                ----------    ----------
Income before income taxes ..................         14.4          17.6
Income tax expense ..........................          5.3           7.3
                                                ----------    ----------
Net income ..................................          9.1%         10.3%
                                                ==========    ==========

         Revenues

         Total revenue increased by approximately 76% to $83.0 million for the quarter ended March 31, 2001 from $47.1 million for the quarter ended March 31, 2000. For the quarter ended March 31, 2001, approximately 68% of our revenues came from sales to EMC, excluding ESCON service revenues. Although we anticipate this percentage to decrease as we increase our revenue from other sources, we expect a majority of our revenues in the foreseeable future to be derived from EMC.

         Approximately 94% of the increase in revenues from March 31, 2000 relates to product revenue, which increased to $74.9 million for the quarter ended March 31, 2001 from $41.0 million for the quarter ended March 31, 2000. This increase reflects our continued leadership in the Director-class products, as well as acceptance of our new products that drive our Enterprise-to-Edge strategy.

Software and professional services revenue increased 79% to $3.7 million for the quarter ended March 31, 2001 from $2.0 million for the quarter ended March 31, 2000. Other revenues for the quarter, including the ESCON service fee, increased 9% to $4.4 million for the first quarter of 2001 from $4.1 million in the first quarter of 2000. We anticipate that service revenue from EMC under the ESCON service agreement will decrease in the future. As ESCON revenue continues to decrease we anticipate that it will represent an increasingly smaller percentage of total revenue.

         Gross Profit

         Gross profit increased by approximately 53% to $37.5 million for the quarter ended March 31, 2001 from $24.5 million for the quarter ended March 31, 2000. The gross profit percentage decreased to 45% at March 31, 2001 from 52% at March 31, 2000. This decrease in gross profit percentage was attributable primarily to increased manufacturing and inventory costs related to our new products, including some additional costs associated with the expedited delivery of certain components.

         Operating Expenses

         Research and Development. Research and development expenses were $10.1 million in the three months ended March 31, 2001 compared with $7.6 million, in the three months ended March 31, 2000. The $2.5 million or 32% increase in expenses was primarily attributable to increased staffing levels, and to expenditures for prototype materials, design consulting services and other materials and services related to the design and development of new technology, new products and enhancements to our existing products.

         Selling and Marketing Expenses. Selling and marketing expenses increased by approximately 136% to $13.8 million for the first quarter of 2001 from $5.9 million for the first quarter of 2000. This increase was primarily attributable to increased sales force staffing, as the number of selling employees increased to 153 at March 31, 2001 from 56 at March 31, 2000. There were also increases in costs of marketing and public relations programs and expansion of our field offices and labs used for product demonstration and systems integration testing.

         General and Administrative Expenses. General and administrative expenses increased by approximately 235% to $4.5 million for the first quarter of 2001 from $1.4 million for the first quarter of 2000. This increase was due primarily to increased staffing levels, expenses related to the distribution of McDATA common stock by EMC, and costs of operating as a public company.

         Amortization of Deferred Compensation. In prior periods, we recorded deferred compensation in connection with stock options grants. We are amortizing these amounts on a straight-line basis over the vesting period of the applicable options, resulting in amortization expense of $2.2 million during the first quarter of 2001 and $1.8 million during the first quarter of 2000 (of which approximately $0.5 million and $0.4 million, respectively, was included in cost of revenue).

         Interest Income, net. Interest income consisted primarily of interest earnings on our cash, cash equivalents and various investment holdings. Increases in interest income were due primarily from the investment of the net proceeds from our initial public offering in August 2000. Net interest income increased to $4.7 million for the first quarter of 2001 from net interest expense of approximately $35,000 for the first quarter of 2000.

         Provision for Income Taxes. The effective tax rates for the quarters ended March 31, 2001 and 2000 were 37.0% and 41.6%, respectively. The effective tax rate in 2001 decreased primarily due to a higher percentage of our investments held in tax-exempt instruments.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used by operating activities was $19.3 million for the quarter ended March 31, 2001, reflecting net income for the quarter offset by net increases in working capital components consistent with growth of the business.

     Net cash used in investing activities during the quarter ended March 31, 2001 was $27.7 million, primarily related to purchases of short-term and long-term investments, purchases of equipment for use by our employees and for developing, testing and demonstrating our products, and expansion of our facilities.

     Net cash provided by financing activities during the quarter ended March 31, 2001 totaled $0.8 million, reflecting proceeds from the exercise of employee stock options, partially offset by repayment of capital lease obligations.

     Our principal sources of liquidity at March 31, 2001 consisted of our cash and short-term investment securities on hand, which totaled approximately $297.3 million, and our equipment financing arrangements, which totaled approximately $4.5 million. Borrowings under our equipment financing arrangements are secured by the related capital equipment and are payable through 2004. In addition, we hold approximately $49.6 million in long-term investments, which have a maturity of more than one year, and approximately $17 million of restricted investments. Restricted investments represent collateral for a lease related to our new corporate campus.

     We believe our existing cash and short-term investment balances, will be sufficient to meet our capital and operating requirements at least through the next twelve months, although we could be required, or could elect, to seek additional funding prior to that time.

     On February 9, 2001, we entered into a lease and associated agreements with Deutsche Bank AG, New York Branch ("Deutsche Bank") for the lease of a 167,000 (approx.) square foot multi-story office and engineering building to be constructed on a 109 acre parcel of land located in Broomfield, Colorado. Construction must be completed no later than February 2003. As part of the transaction, we have guaranteed a residual value of the facility to Deutsche Bank of approximately 85% of the total original cost. We have agreed to restrict up to $60 million (plus 5 percent) of our investment securities as collateral for our specified obligations under the lease. These investment securities are restricted as to withdrawal and are managed by a third party subject to certain limitations. In addition, the lease agreement requires that the Company maintain compliance with certain affirmative and negative covenants, representations and warranties, including certain defined financial covenants.

     Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development of new products and expansion of sales and marketing, the timing of new product introductions and enhancements to existing products, and market acceptance of our products.

RISK FACTORS

RISKS RELATED TO OUR BUSINESS

Recent risks related to the economy and manufacturing.

     During late 2000 and early 2001, the U.S. economy experienced a slowdown, which may continue and could delay purchasing decisions by our customers. During the first quarter of 2001, we experienced increased manufacturing and inventory costs related to our new products. For example, we incurred costs and delays related to some mechanical features of our new low-end and mid-range switch products in the first quarter. Specifically, we had additional delays and costs related to our new die-cast chassis for such products. Also, the Company's die cast chassis supplier for its new low-end and mid range switch products has experienced financial difficulties and, subsequent to March 31, 2001, we have had to supply an interim financing guarantee in the amount of $500,000 to the lender of that supplier. The Company's obligation to pay amounts due under the guarantee when and if it is drawn upon is fully secured by cash collateral on deposit with an escrow agent. We plan to secure additional chassis supply sources.

We may not be able to sustain our revenue growth rates or profitability in the future.

     We have been profitable for the six most recent fiscal quarters. We cannot be certain that we can sustain our revenue growth rates or that we can sustain profitability. Our future operating results will depend on many factors, including the growth of the Fibre Channel market, market acceptance of new products, demand for our products and levels of product and price competition. In addition, we expect to incur continued significant product development, sales and marketing, and general and administrative expenses and, as a result, we may not be able to sustain profitability.

We depend on two key distribution relationships for most of our revenue, and the loss of either of them could significantly reduce our revenues.

     We depend on EMC for most of our total revenue. Sales to EMC, which is an original equipment manufacturer customer, represented approximately 68% of our revenue, excluding ESCON service revenue, for the quarter ended March 31, 2001. In addition, IBM represented approximately 14% of our total revenue for the same period. We anticipate that our future operating results will continue to depend heavily on sales to EMC and IBM. Therefore, the loss of either EMC or IBM as a customer, or a significant reduction in sales to either EMC or IBM in any fiscal period, could significantly reduce our revenue.

A large percentage of our quarterly sales occur at the end of the quarter, contributing to possible quarterly fluctuations in revenue that could adversely affect our operating results.

     Our quarterly results have historically reflected an uneven pattern in which a disproportionate percentage of a quarter's total sales occurs in the last month, weeks or even days of each quarter. This pattern makes the prediction of revenue, earnings and working capital for each financial period especially difficult and increases the risk of unanticipated variations from budgeted quarterly results and financial condition. Additional factors that affect us and could cause our revenue and operating results to vary in future periods include:

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

     During the quarter ended March 31, 2001, we derived approximately 90% of our product revenue from sales of our Director-class products. We expect that revenue from our Director class switching products will continue to account for a substantial portion of our revenue for the foreseeable future. Therefore, continued market acceptance of this product and its successor products is critical to our future success. Factors such as performance, market positioning, the availability and price of competing products, the introduction of new technologies and the success of our original equipment manufacturer, reseller and systems integrator customers will affect the market acceptance of our products.

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

     We rely on third-party manufacturers to manufacture all of our circuit boards and to perform extensive testing and assembly of our products. We are transitioning the manufacturing of our mid- and low-end products to the manufacturer of our director products. We do not have a long-term supply contract with this manufacturer and, therefore, it is not obligated to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order. We generally place orders for circuit boards with our contract manufacturer approximately four to five months prior to the anticipated delivery date, with order volumes based on forecasts of demand for our products. If we fail to forecast demand for our products accurately, we may be unable to obtain adequate manufacturing capacity from our contract manufacturer to meet our customers' delivery requirements, or we may accumulate excess inventories. We may be unable to respond adequately to unexpected increases in customer purchase orders, and therefore be unable to benefit from this incremental demand. Our contract manufacturer has not provided assurances to us that adequate capacity will be available to us within the time required to meet additional demand for our products.

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

     Our name is not widely recognized as a brand in the marketplace. We have operated substantially as a separate company from EMC only since October 1997. EMC, which currently accounts for the majority of our revenue, markets our products under its own brand name. As a result, we have not fully established our brand name. We believe that establishing and maintaining the McDATA brand is a critical component in maintaining and developing strategic original equipment manufacturer, reseller and systems integrator relationships, and the importance of brand recognition will increase as the number of vendors of competitive products increases. Our failure to successfully develop our brand may prevent us from expanding our business and growing our revenue. Similarly, if we incur excessive expenses in an attempt to promote and maintain the McDATA brand, our business, financial condition and results of operations could be seriously harmed.

The storage area network market in which we compete is still developing, and if this market does not continue to develop and expand as we anticipate, our business will suffer.

     The market for storage area networks, or SANs, and related products has only recently begun to develop and continues to evolve. Because this market is relatively new, it is difficult to predict its potential size or future growth rate. Our Director-class products, from which we derived approximately 90%, 92% and 73% of our total product revenues in the quarter ended March 31, 2001, and the years ended December 31, 2000 and 1999, respectively, is used extensively in SANs. Accordingly, continued widespread adoption of SANs as an integral part of data-intensive enterprise computing environments is critical to our future success. Potential end-user customers who have invested substantial resources in their existing data storage and management systems may be reluctant or slow to adopt a new approach, like SANs. Our success in generating net revenue in this developing market will depend on, among other things, our ability to:

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

     Our original equipment manufacturer, reseller and systems integrator customers typically conduct significant evaluation, testing, implementation and acceptance procedures before they begin to market and sell new solutions that include our products. This evaluation process is lengthy and may extend up to one year or more. This process is complex and may require significant sales, marketing and management efforts on our part. This process becomes more complex as we simultaneously qualify our products with multiple customers. As a result, we may expend significant resources to develop customer relationships before we recognize revenue, if any, from these relationships.

Undetected software or hardware defects in our products could result in loss of or delay in market acceptance of our products and could increase our costs or reduce our revenue.

     Our products may contain undetected software or hardware errors when first introduced or when new versions are released. Our products are complex, and we have from time to time detected errors in existing products, and we may from time to time find errors in our existing, new or enhanced products. In addition, our products are combined with products from other vendors. As a result, should problems occur, it might be difficult to identify the source of the problem. These errors could result in a loss of or delay in market acceptance of our products and would increase our costs, reduce our revenue and cause significant customer relations problems.

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

     We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing, and finance and operations personnel. As we increase our production and sales levels, we will need to attract and retain additional qualified and skilled workers for our operations. In recent years there has been great demand among companies in the technology industry for these personnel. In particular, competition for these personnel has become increasingly intense in the greater Denver, Colorado metropolitan area, where we have our headquarters and certain of our manufacturing facilities, and the greater Toronto, Canada metropolitan area, where we have an engineering group. We cannot assure you that we will continue to be able to attract and retain qualified personnel, or that delays in hiring required personnel, particularly engineers, will not delay the development or introduction of products or negatively impact our ability to sell our products.

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

     EMC has agreed not to develop or manufacture products that compete with our products for two years beginning in August 2000. Upon the expiration of the two-year period, we have no agreement that would restrict EMC from competing with us in the development or manufacture of these products. In addition, EMC has recently agreed to resell certain products offered by two of our competitors. Moreover, under a cross license agreement between us and EMC, we have granted EMC a license under our patents to make, use and sell any products that EMC was selling or distributing up to August 9, 2000, including products that compete with ours.

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

RISKS RELATED TO OUR RELATIONSHIP WITH EMC

We have entered into agreements with EMC that, due to our prior parent-subsidiary relationship, may contain terms less beneficial to us than if they had been negotiated with unaffiliated third parties.

     In October 1997, in connection with the reorganization of our business, we entered into certain agreements with EMC relating to our business relationship with EMC after the 1997 reorganization. In addition, we have entered into agreements with EMC relating to our relationship with EMC after the completion of our initial public offering in August 2000 and the distribution by EMC of our Class A common stock in February 2001. We have also entered into an OEM Purchase and License Agreement with EMC that governs EMC's purchases of McDATA products and grants EMC rights to use, support and distribute software for use in connection with these products. The agreement does not provide for the purchase of a guaranteed minimum amount of product. These agreements were negotiated and made in the context of our prior parent-subsidiary relationship. As a result, some of these agreements may have terms and conditions, in the case of the OEM agreement, including the terms of pricing, that are less beneficial to us than agreements negotiated with unaffiliated third parties. Sales and services revenue from EMC represented approximately 68% of our revenue, excluding ESCON service revenue, for the quarter ended March 31, 2001. In addition, in some instances, our ability to terminate these agreements is limited, which may prevent us from being able to negotiate more favorable terms with EMC or from entering into similar agreements with third parties.

We depend heavily on EMC as our key OEM customer; if our relationship with EMC adversely changes, our revenue will be significantly reduced.

     For the quarter ended March 31, 2001, our product sales to EMC represented approximately 68% of our total revenue, excluding ESCON service revenue. In addition, during the same period, revenue under our service agreement with EMC Corporation, pursuant to which we manufacture and supply ESCON switching devices for IBM, represented approximately 4% of our total revenue. EMC has recently agreed to resell products offered by two of our competitors, and nothing restricts EMC from expanding those relationships in a manner that could be adverse to us. If our business relationship with EMC ends or significantly changes, resulting in reduced sales to EMC, our revenue will be significantly reduced.

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

Interest Rate Risk

     The Company earns interest income on both its cash and cash equivalents and its investment portfolio. The Company's investment portfolio consists of readily marketable investment-grade debt securities of various issuers and maturities ranging from overnight to two years. All investments are denominated in U.S. dollars and are classified as "available for sale." These instruments are not leveraged, and are not held for trading purposes. As interest rates change, the amount of unrealized gain or loss on these securities will change. The quantitative and qualitative disclosures about market risk are discussed in Item 7-Quantitative and Qualitative Disclosure About Market Risk, contained in the Company's Form 10-K.

Foreign Currency Exchange Risk

     The Company operates sales and support offices in several countries. All of the Company's sales contracts have been denominated in U.S. dollars, therefore the Company's transactions in foreign currencies are limited to operating expense transactions. Due to the limited nature and amount of these transactions, we do not believe we have had or will have material exposure to foreign currency exchange risk.

Credit Risk

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of temporary cash investments, investments and trade receivables. The Company places its temporary cash investments and investment securities in investment grade instruments and limits the amount of investment with any one financial institution. The Company evaluates the credit risk associated with each of its customers and has concluded that it does not have a material exposure to credit risk with its customers.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5. OTHER INFORMATION



         In Item 2 of our Annual Report on Form 10-K filed with the SEC in March of 2001, we disclosed that we had entered to a lease and associated agreements with Deutsche Bank AG, New York Branch ("Deutsche Bank") for the lease of a 167,000 (approx.) square foot multi-story building for our corporate campus. As construction agent for Deutsche Bank, we entered into a development/design build contract for the building and site improvements on the land for an amount equal to $35.5 million. This amount would be paid by Deutsche Bank and reflected in the lease payments paid by us.


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

(10.3.1) Termination of Investors' Rights Agreement, dated as of January 24, 2001, by and among the Company, McDATA Holdings Corporation and Certain Investors (Filed in Form 10-K for the fiscal year ended
            2000)

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

(10.16)+ OEM and License Agreement dated as of April 27, 1999 by and between Brocade Communication Systems, Inc. and the Company

(10.17) Lease dated September 12, 1997 by and between the Company and WHLNF Real Estate Limited Partnership

(10.18) Lease dated November 2, 1999 by and between the Company and the Mills Family LLC

(10.19) Lease dated May 28, 1997 by and between the Company and 1211486 Ontario Limited

(10.19.1)   Lease dated October 6, 2000, by and between the Company and Amber
            Drive I, LLC (Filed in Form 10-Q for the fiscal quarter ended
            September 30, 2000)

(10.19.2)   Lease dated February 9, 2001 by and between the Company and Deutsche
            Bank (Filed in Form 10-K for the fiscal year ended 2000)

(10.19.3)   Participation Agreement dated February 9, 2001 by and between the
            Company and Deutsche Bank (Filed in Form 10-K for the fiscal year ended 2000)

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


(b) Reports on Form 8-K filed during the first quarter of 2001 and through the filing of this Form 10-Q:

1. We filed a Current Report on Form 8-K dated January 12, 2001 to report the issuance of a press release by EMC Corporation announcing that the Board of Directors of EMC Corporation approved the declaration by EMC of a dividend of all of EMC's shares of McDATA Corporation Class A Common Stock.

2. We filed a Current Report on Form 8-K dated January 25, 2001 to report the issuance of an Information Statement by EMC Corporation in connection with EMC's planned declaration of a dividend of all of EMC's shares of McDATA Corporation Class A Common Stock.

3. We filed a Current Report on Form 8-K dated February 1, 2001 to report the issuance of a press release by EMC Corporation and McDATA Corporation announcing the establishment of a "when-issued" trading market for McData Class A Common Stock.

4. We filed a Current Report on Form 8-K dated February 1, 2001 to report the issuance of a press release announcing that McDATA Corporation and Hewlett-Packard Company entered into an OEM Purchase Agreement for McDATA's products.

5. We filed a Current Report on Form 8-K dated February 7, 2001 to report the issuance of a press release by EMC Corporation and McDATA Corporation announcing that EMC had distributed as a dividend 81,000,000 shares of McDATA Class A Common Stock to EMC stockholders of record as of January 24, 2001.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           McDATA CORPORATION



                           By: Janet K. Cooper
                               -------------------------------------------------
                           Janet K. Cooper
                           Chief Financial Officer and Senior Vice President of Finance and Administration (Principal Financial and Chief Accounting Officer)


May 8, 2001