Form 10-Q
period 2001-06-30
MCDATA CORP
filed 2001-08-08
CIK 731502

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001
OR

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission File Number 000-31257

McDATA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation of organization)	84-1421844 (I.R.S. Employer Identification No.)
380 Interlocken Crescent, Broomfield, Colorado	80021
(Address of principal executive offices)	(zip code)

(303) 460-9200
(Registrant's telephone number, including area code)

310 Interlocken Parkway, Broomfield, Colorado 80021
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    At July 31, 81,000,000 shares of the registrant's Class A Common Stock were outstanding and 30,540,759 shares of the registrant's Class B Common Stock were outstanding.

McDATA CORPORATION

FORM 10-Q
QUARTER ENDED JUNE 30, 2001

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

  •
  changes in our relationship with EMC Corporation ("EMC") and International Business Machines Corporation ("IBM") and the level of their orders;

  •
  the economic slowdown experienced in 2001 that may continue and delay purchasing decisions by customers;

  •
  additional manufacturing and component costs and production delays that we may continue to experience as we continue the transition to multiple product lines;

  •
  our ability to secure additional chassis supply sources for our mid- and low-end products and the financial strength of our current chassis supplier for such products;

  •
  the second quarter transition of the contract manufacturing of our mid- to low-end products to the contract manufacturer of our director products;

  •
  the need to have significant growth in sales of our products through system integrator sales channels;

  •
  a loss of any of our key customers, distributors, resellers or our manufacturers;

  •
  our ability to expand our product offerings and any transition to new products;

  •
  component quality and availability;

  •
  the development of the storage area network and switch markets;

  •
  any change in business conditions, our sales strategy or product development plans;

  •
  competition in the storage area network and switch markets (including competitive pricing pressures);

  •
  our ability to attract and retain highly skilled individuals;

  •
  continued market acceptance of our product, name recognition of our products and changes in customer buying patterns;

  •
  delays in the development of new products and new technology; and

  •
  one-time events and other important risks and factors disclosed previously and from time to time in our filings with the U.S. Securities and Exchange Commission, including the risk factors discussed in this Quarterly Report.

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

PART I—FINANCIAL INFORMATION

McDATA CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2001	December 31, 2000
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$100,929	$174,630
Short-term investments	177,157	191,060
Accounts receivable, net	75,381	58,797
Inventories, net	45,700	23,105
Deferred tax asset	12,097	9,232
Prepaid expenses and other current assets	5,035	3,467

Total current assets	416,299	460,291
Property and equipment, net	36,220	26,894
Long-term investments	52,226	22,378
Restricted investments	25,200	—
Other assets, net	1,867	1,806

Total assets	$531,812	$511,369

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$23,718	$26,547
Accrued liabilities	10,362	9,058
Deferred revenue	9,653	7,778
Income taxes payable	8,246	10,103
Obligations under capital leases	2,401	2,446

Total current liabilities	54,380	55,932
Obligations under capital leases	1,557	1,624

Total liabilities	55,937	57,556
Commitments and Contingencies (Notes 7, 8 and 9)
Stockholders' Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, Class A, $0.01 par value, 250,000,000 shares authorized, 81,000,000 shares issued and outstanding	810	810
Common stock, Class B, $0.01 par value, 200,000,000 shares authorized, 30,484,459 and 28,907,689 shares issued and outstanding at June 30, 2001 (unaudited) and December 31, 2000, respectively	305	289
Additional paid-in-capital	460,175	454,009
Deferred compensation	(20,179)	(24,850)
Accumulated other comprehensive income	413	117
Retained earnings	34,351	23,438

Total stockholders' equity	475,875	453,813

Total liabilities and stockholders' equity	$531,812	$511,369

The accompanying notes are an integral part of these consolidated financial statements.

McDATA CORPORATION

CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Revenue	$81,289	$56,461	$164,324	$103,595
Cost of revenue	47,194	27,654	92,765	50,264

Gross profit	34,095	28,807	71,559	53,331
Operating expenses:
Research and development	11,359	9,550	21,452	17,194
Selling and marketing	15,499	8,127	29,317	13,983
General and administrative	3,923	1,558	8,466	2,915
Amortization of deferred compensation (excludes amortization of deferred compensation included in cost of revenue of $496, $496, $992, and $936, respectively)	1,659	1,665	3,382	3,001

Operating expenses	32,440	20,900	62,617	37,093

Income from operations	1,655	7,907	8,942	16,238
Interest income	3,779	209	8,560	318
Interest expense	(83)	(135)	(180)	(279)

Income before income taxes	5,351	7,981	17,322	16,277
Income tax expense	1,980	3,274	6,409	6,722

Net income	$3,371	$4,707	$10,913	$9,555

Basic net income per share	$0.03	$0.05	$0.10	$0.10

Shares used in computing basic net income per share	111,331	93,798	111,009	93,398

Diluted net income per share	$0.03	$0.05	$0.09	$0.10

Shares used in computing diluted net income per share	117,198	101,407	117,392	100,550

The accompanying notes are an integral part of these consolidated financial statements.

McDATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2001	2000
Cash flows from operating activities:
Net income	$10,913	$9,555
Adjustments to reconcile net income to cash flows from operating activities
Depreciation and amortization	7,582	3,578
Inventory provisions	1,436	579
Non-cash compensation expense	4,374	3,937
Tax benefit from stock options exercised	3,410	—
Changes in net assets and liabilities:
Accounts receivable	(16,584)	(20,642)
Inventories	(26,572)	(2,329)
Deferred tax asset	(3,038)	(2,418)
Prepaid expenses and other current assets	(1,568)	1,742
Other assets, net	(169)	89
Accounts payable	(2,829)	3,844
Accrued liabilities	1,257	5,898
Deferred revenue	1,875	—
Accrued income taxes	(1,857)	—
Deferred tax liability	—	(71)

Net cash provided (used) by operating activities	(21,770)	3,762
Cash flows from investing activities:
Purchases of property and equipment	(12,705)	(4,058)
Purchases of investments	(324,394)	—
Proceeds from disposition of investments	283,608	—

Net cash used in investing activities	(53,491)	(4,058)
Cash flows from financing activities:
Payment of obligations under capital leases	(1,511)	(1,361)
Proceeds from the exercise of stock options	3,071	1,019

Net cash provided (used) by financing activities	1,560	(342)

Net decrease in cash and cash equivalents	(73,701)	(638)
Cash and cash equivalents, beginning of period	174,630	6,897

Cash and cash equivalents, end of period	$100,929	$6,259

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Capital lease obligations incurred	$1,399	$2,647

Transfer of inventory to fixed assets	$2,588	$193

The accompanying notes are an integral part of these consolidated financial statements.

McDATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Background and Basis of Presentation

    McDATA Corporation ("McDATA" or "the Company") designs, develops, manufactures and sells Fibre Channel switching devices that enable enterprise-wide high performance storage area networks. The Company sells its products through original equipment manufacturers ("OEM") and resellers, including EMC Corporation ("EMC"), Hewlett-Packard, Co., Hitachi Data Systems Corp., and IBM, as well as systems integrators. The Company also provides services for EMC's proprietary mainframe protocol (ESCON) switch business under a service agreement with EMC.

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

    On February 7, 2001, EMC distributed its shares in McDATA Class A common stock to EMC's shareholders of record as of January 24, 2001. EMC has received a ruling from the Internal Revenue Service that the distribution to EMC stockholders will be tax free for U.S. federal income tax purposes. The Company currently believes that the distribution of its Class A common stock by EMC was tax-free. The Class A common stock now trades on the NASDAQ National Market under the symbol "MCDTA". As a result of this distribution, EMC no longer has any ownership or voting power in McDATA and, therefore, is no longer considered a related party.

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

    Certain amounts in the Consolidated Balance Sheet as of December 31, 2000 and certain amounts in the Consolidated Income Statements for the six months ended June 30, 2000 have been reclassified in order to conform to the current presentation.

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

Recent Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective immediately and SFAS 142 will be effective January 2002. The new standards are not expected to have a significant impact on our financial statements.

Note 2—Net Income per Share

    Calculation of net income per share (in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Net income	$3,371	$4,707	$10,913	$9,555
Weighted average shares of common stock outstanding used in computing basic net income per share	111,331	93,798	111,009	93,398
Effect of dilutive stock options	5,867	7,609	6,383	7,152

Weighted average shares of common stock used in computing diluted net income per share	117,198	101,407	117,392	100,550

Basic net income per share	$0.03	$0.05	$0.10	$0.10

Diluted net income per share	$0.03	$0.05	$0.09	$0.10

    Potentially dilutive securities totaling 578,205 were excluded from the June 30, 2001 diluted income per common share calculations because of their anti-dilutive effect.

Note 3—Restricted Investments

    On February 9, 2001 (and amended on May 18, 2001), the Company entered into a lease for an approximately 167,000 square foot multi-story office and engineering building to be constructed on a 106 acre parcel of land located in Broomfield, Colorado (see note 8). As part of the lease, the Company has agreed to restrict a portion of its investment securities as collateral for specified obligations under the lease. As of June 30, 2001, the Company had restricted investments totaling $25,200,000.

Note 4—Comprehensive Income

    Comprehensive income consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Net income	$3,371	$4,707	$10,913	$9,555
Unrealized gain on investments, net of tax	150	—	296	—

Comprehensive income	$3,521	$4,707	$11,209	$9,555

Note 5—Inventories

    The components of inventory were as follows (in thousands):

	June 30, 2001	December 31, 2000
Raw materials	$36,144	$19,058
Work-in-progress	4,067	872
Finished goods	10,909	7,490

Total inventories at cost	51,120	27,420
Less reserves	(5,420)	(4,315)

Total inventories, net	$45,700	$23,105

Note 6—Stockholders' Equity

    On May 18, 2001, the Company's Board of Directors approved a Stockholder Rights Plan, which became effective on June 5, 2001. A dividend of one Right per common share was distributed to stockholders of record on June 5, 2001. Each Right, expiring June 5, 2011, represents a right to buy from the Company one ten-thousandth (1/10,000) of a share of Series A Junior Participating Preferred Stock, $0.01 par value, at a price of $200 per Right. This dividend distribution of the Rights was not taxable to the Company or its stockholders.

    Separate certifications for Rights will not be distributed, nor will the Rights be exercisable, unless a person or group acquires 15 percent or more, or announces an offer that could result in acquiring 15 percent or more, of the aggregate number of votes entitled to be cast by all then outstanding shares of Common Stock (a Stock Acquisition). Following a Stock Acquisition, each Right holder, except the 15 percent or more stockholder, has the right to receive, upon exercise, common shares valued at twice the then applicable exercise price of the Right (or, under certain circumstances, cash, property or other Company securities), unless the 15 percent or more stockholder has offered to acquire all of the outstanding shares of the Company under terms that a majority of the independent directors of the Company have determined to be fair and in the best interest of the Company and its stockholders. Similarly, unless certain conditions are met, if the Company engages in a merger or other business combination following a Stock Acquisition where it does not survive or survives with a change or exchange of its common shares or if 50 percent or more of its assets, earning power, or cash flow is sold or transferred, the Rights will become exercisable for shares of the acquirer's stock having a value of twice the exercise price (or under certain circumstances, cash or property). The Rights are not exercisable, however, until the Company's right of redemption described below has expired. Generally, Rights may be redeemed for $0.01 each (in cash, common shares or other consideration the Company deems appropriate) until the earlier of (i) the tenth day following public announcement that a 15 percent or greater position has been acquired in the Company's stock or (ii) the final expiration of the Rights. Until exercise, a Right holder, as such, has no rights as a stockholder of the Company.

Note 7—Contingencies

    From time to time, the Company is subject to claims arising in the ordinary course of business. In the opinion of management, no such matter, individually or in the aggregate, exists which is expected to have a material effect on the Company's consolidated results of operations, financial position or cash flows.

    The Company has contracted with various manufacturers for the manufacture of printed circuit boards and box build assembly for specific Fibre Channel directors and switches. The agreement with these entities requires the Company to submit purchasing forecasts, place orders and reschedule orders for products as necessary. At June 30, 2001 and December 31, 2000, the entities had on hand materials purchased on behalf of McDATA valued at approximately $37,351,000 and $33,205,000, respectively. In addition, these entities have purchase commitments related to materials that they have also ordered on McDATA's behalf. The Company may be liable for materials purchased on McDATA's behalf if the Company's actual requirements do not meet or exceed its forecasts and those materials cannot be redirected to other uses. Management does not currently expect these commitments to have a material adverse effect on the Company's business, results of operations, financial position or cash flows, however, this assumes the Company meets or exceeds its forecasts going forward. The agreements renew monthly and all parties have customary termination rights.

    The Company has various commitments for sales, purchases and employee benefit plans in the ordinary course of business. In the aggregate, such commitments do not differ significantly from current market prices or anticipated usage requirements.

Note 8—Commitments

    On February 9, 2001 (and amended on May 18, 2001), the Company entered into a lease for an approximately 167,000 square foot multi-story office and engineering building to be constructed on a 106 acre parcel of land located in Broomfield, Colorado. Construction of the building has commenced and is scheduled to be completed no later than February 2003. The initial term of the lease is for 78 months, with an option to renew the lease for additional 12 month terms, subject to certain conditions. The Company, at its option, may purchase the facility during or at the end of the term of the lease at approximately the amount expended by the lessor to acquire the land and construct the building (approximately $60 million). If the Company does not renew the lease, exercise the purchase option by the end of the lease, or arrange for the sale of the property to a third-party, the Company has guaranteed a residual value of the facility as a percentage of the original costs (approximately 85% of such original costs). As part of the lease, the Company has agreed to restrict up to $63 million of its investment securities as collateral for specified obligations under the lease. In addition, the lease agreement requires that the Company maintain compliance with certain affirmative and negative covenants, representations and warranties, including certain defined financial covenants. Management believes the Company is in compliance with all covenants at June 30, 2001.

    The Company's die-cast chassis supplier for its new low-end and mid range switch products has experienced financial difficulties during 2001. To ensure continued product supply, the Company has provided an interim financing guarantee in the amount of $675,000 to the lender of that supplier (which was increased to $850,000 on July 18, 2001). The Company's obligation to pay amounts due under the guarantee when and if it is drawn upon is fully secured by cash collateral on deposit with an escrow agent. The Company is not obligated to provide any additional financing for the benefit of the supplier and will evaluate the need to do so based on the ability to secure additional chassis supply sources.

Note 9—Subsequent Event

    The Company, an officer, and a former officer have been named as defendants in purported securities class-action lawsuits filed in the United States District Court, Southern District of New York. The first of these lawsuits, filed on July 20, 2001, is captioned Gutner v. McDATA Corporation, Credit Suisse First Boston, Merrill Lynch, Pierce Fenner & Smith Incorporated, Bear, Stearns & Co., Inc., FleetBoston Robertson Stephens et al., No. 01 CIV. 6627. Three other similar suits have been filed against the Company. The complaints are substantially identical to numerous other complaints filed against other companies that went public over the last several years. These lawsuits generally allege, among other things, that the registration statements and prospectus filed with the SEC by such companies were materially false and misleading because they failed to disclose (a) that certain underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of shares in connection with the initial public offerings ("IPOs") and (b) that certain of the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate IPO shares in exchange for which the customers agreed to purchase additional company shares in the aftermarket at pre-determined prices. The complaints relating to the Company allege claims against the Company, one of the Company's officers, a former officer of the Company and Credit Suisse First Boston, the lead underwriter of the Company's August 9, 2000 initial public offering, under Sections 11 and 15 of the Securities Act of 1933, as amended. The complaints also allege claims solely against Credit Suisse First Boston and the other underwriter defendants under Section 12(a)(2) of the Securities Act of 1933, as amended, and claims against the individual defendants under Section 10(b) of the Securities Exchange Act of 1934, as amended. The Company believes that the lawsuits are without legal merit and intends to defend them vigorously.

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

Results of Operations

    The following table sets forth certain financial data for the periods indicated as a percentage of total revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	58.1	49.0	56.5	48.5

Gross profit	41.9	51.0	43.5	51.5
Operating expenses:
Research and development	14.0	16.9	13.1	16.6
Selling and marketing	19.1	14.4	17.8	13.5
General and administrative	4.8	2.8	5.1	2.8
Amortization of deferred compensation	2.0	2.9	2.1	2.9

Total operating expenses	39.9	37.0	38.1	35.8
Income from operations	2.0	14.0	5.4	15.7
Interest income (expense), net	4.5	0.1	5.1	0.0

Income before income taxes	6.5	14.1	10.5	15.7
Income tax expense	2.4	5.8	3.9	6.5

Net income	4.1%	8.3%	6.6%	9.2%

Three Months ended June 30, 2001 and 2000

  Revenues

    Total revenue increased by approximately 44% to $81.3 million for the quarter ended June 30, 2001 from $56.5 million for the quarter ended June 30, 2000. For the quarter and six months ended June 30, 2001, approximately 68% of our revenues came from sales to EMC, excluding ESCON service revenues. Although we anticipate this percentage to decrease as we increase our revenue from other sources, we expect a majority of our revenues in the foreseeable future to be derived from EMC.

    Approximately 88% of the increase in revenues from June 30, 2000 relates to product revenue which increased to $72.4 million for the quarter ended June 30, 2001 from $50.6 million for the quarter ended June 30, 2000. This increase reflects our continued leadership in the Director-class products, as well as acceptance of our new switch products introduced in 2001. Software and professional services revenue increased 210% to $4.8 million for the quarter ended June 30, 2001 from $1.6 million for the quarter ended June 30, 2000. Other revenues for the quarter, including the ESCON service fee, decreased 6% to $4.1 million for the quarter ended June 30, 2001 from $4.3 million for the quarter ended June 30, 2000. We anticipate that service revenue from EMC under the ESCON service agreement will continue to decrease in the future. As ESCON service fee revenue continues to decrease, we anticipate that it will represent an increasingly smaller percentage of total revenue.

  Gross Profit

    Gross profit increased by approximately 18% to $34.1 million for the quarter ended June 30, 2001 from $28.8 million for the quarter ended June 30, 2000. The gross profit percentage decreased to 42% at June 30, 2001 from 51% at June 30, 2000. This decrease in gross profit percentage was attributable primarily to increased manufacturing and inventory costs related to the introduction and initial production of our new products, increased costs of expediting delivery of components and higher than expected costs related to our die-cast chassis supplier.

  Operating Expenses

    Research and Development.  Research and development expenses were $11.4 million in the quarter ended June 30, 2001 compared with $9.6 million in the quarter ended June 30, 2000. The $1.8 million or 19% increase in expenses was primarily attributable to increased staffing levels, and to expenditures for prototype materials, design consulting services and other materials and services related to the design and development of new technology, new products and enhancements to our existing products.

    Selling and Marketing Expenses.  Selling and marketing expenses increased by approximately 91% to $15.5 million for the second quarter of 2001 from $8.1 million for the second quarter of 2000. This increase was primarily attributable to increased sales force staffing, as the number of our sales force employees increased to 183 at June 30, 2001 from 80 at June 30, 2000. There were also increases in costs of marketing and public relations programs and expansion of our field offices and labs used for product demonstration and systems integration testing. This increase was part of the planned ramp-up of our direct assist sales organization and brand marketing in support of new products and distribution channel expansion.

    General and Administrative Expenses.  General and administrative expenses increased by approximately 152% to $3.9 million for the second quarter of 2001 from $1.6 million for the second quarter of 2000. This increase was due primarily to increased staffing levels and costs of operating as a public company, including proxy filing and annual meeting costs.

    Amortization of Deferred Compensation.  In prior periods, we recorded deferred compensation in connection with stock options grants. We are amortizing these amounts on a straight-line basis over the vesting period of the applicable options, resulting in amortization expense of $2.2 million during the quarter ended June 30, 2001 and $2.2 million during the quarter ended June 30, 2000 (of which approximately $0.5 million was included in cost of revenue for the three months ended June 30, 2001 and 2000).

    Interest Income, net.  Interest income consisted primarily of interest earnings on our cash, cash equivalents and various investment holdings. Increases in interest income were due primarily from the investment of the net proceeds from our initial public offering in August 2000. Net interest income increased to $3.7 million for the quarter ended June 30, 2001 from negligible interest income for the quarter ended June 30, 2000. If interest rates continue to decrease, interest income may decrease in future periods.

    Provision for Income Taxes.  The effective tax rates for the quarters ended June 30, 2001 and 2000 were 37.0% and 41.0%, respectively. The effective tax rate in 2001 decreased primarily due to a higher percentage of our investments held in tax-exempt instruments. As we liquidate our tax-exempt investments, our effective tax rate may increase.

Six Months ended June 30, 2001 and 2000

  Revenues

    Total revenue increased by approximately 59% to $164.3 million for the six months ended June 30, 2001 from $103.6 million for the six months ended June 30, 2000. Approximately 92% of the increase in revenues from June 30, 2000 relates to product revenue which increased to $147.3 million for the six months ended June 30, 2001 from $91.6 million for the six months ended June 30, 2000. This increase reflects our continued leadership in the Director-class products, as well as acceptance of our new switch products introduced in 2001. Software and professional services revenue increased 136% to $8.5 million for the six months ended June 30, 2001 from $3.6 million for the six months ended June 30, 2000. Other revenues for the six months ended June 30, 2001, including the ESCON service fee, increased 2% to $8.5 million for the six months ended June 30, 2001 from $8.4 million for the six months ended June 30, 2000. We anticipate that service revenue from EMC under the ESCON service agreement will decrease in the future. As ESCON service fee revenue continues to decrease, we anticipate that it will represent an increasingly smaller percentage of total revenue.

  Gross Profit

    Gross profit increased by approximately 34% to $71.6 million for the six months ended June 30, 2001 from $53.3 million for the six months ended June 30, 2000. The gross profit percentage decreased to 44% at June 30, 2001 from 51% at June 30, 2000. This decrease in gross profit percentage was attributable primarily to increased manufacturing and inventory costs related to the introduction and initial production of our new products, increased costs of expediting delivery of components and higher than expected costs related to our die-cast chassis supplier.

  Operating Expenses

    Research and Development.  Research and development expenses were $21.5 million in the six months ended June 30, 2001 compared with $17.2 million in the six months ended June 30, 2000. The $4.3 million or 25% increase in expenses was primarily attributable to increased staffing levels, and to expenditures for prototype materials, design consulting services and other materials and services related to the design and development of new technology, new products and enhancements to our existing products.

    Selling and Marketing Expenses.  Selling and marketing expenses increased by approximately 110% to $29.3 million for the six months ended June 30, 2001 from $14.0 million for the six months ended June 30, 2000. This increase was primarily attributable to increased sales force staffing, as the number of our sales force employees increased to 183 at June 30, 2001 from 80 at June 30, 2000. There were also increases in costs of marketing and public relations programs and expansion of our field offices and labs used for product demonstration and systems integration testing. This increase was part of the planned ramp-up of our direct assist sales organization and brand marketing in support of new products and channel expansion.

    General and Administrative Expenses.  General and administrative expenses increased by approximately 190% to $8.5 million for the six months ended June 30, 2001 from $2.9 million for the six months ended June 30, 2000. This increase was due primarily to increased staffing levels, expenses related to the distribution of McDATA common stock by EMC, and costs of operating as a public company.

    Amortization of Deferred Compensation.  In prior periods, we recorded deferred compensation in connection with stock options grants. We are amortizing these amounts on a straight-line basis over the vesting period of the applicable options, resulting in amortization expense of $4.4 million during the six months ended June 30, 2001 and $3.9 million during the six months ended June 30, 2000 (of which approximately $1.0 million was included in cost of revenue for these six month periods).

    Interest Income, net.  Interest income consisted primarily of interest earnings on our cash, cash equivalents and various investment holdings. Increases in interest income were due primarily from the investment of the net proceeds from our initial public offering in August 2000. Net interest income increased to $8.4 million for the six months ended June 30, 2001 from a negligible interest income for the six months ended June 30, 2000. If interest rates continue to decrease, interest income may decrease in future periods.

    Provision for Income Taxes.  The effective tax rates for the six months ended June 30, 2001 and 2000 were 37.0% and 41.3%, respectively. The effective tax rate in 2001 decreased primarily due to a higher percentage of our investments held in tax-exempt instruments. As we liquidate our tax-exempt investments, our effective tax rate may increase.

Liquidity and Capital Resources

    Net cash used by operating activities was $21.8 million for the first six months of 2001, reflecting net increases in working capital components, particularly inventory related to introduction and initial shipments of products introduced in 2001, partially offset by net income for the first six months of 2001.

    Net cash used in investing activities for the first six months of 2001 was $53.5 million, primarily related to net purchases of long-term investments and purchases of equipment.

    Net cash provided by financing activities for the first six months of 2001 totaled $1.6 million, reflecting proceeds from the exercise of employee stock options, partially offset by repayment of capital lease obligations.

    Our principal sources of liquidity at June 30, 2001 consisted of our cash and short-term investment securities on hand, which totaled approximately $278.1 million, and our equipment financing arrangements, which totaled approximately $4.0 million. Borrowings under our equipment financing arrangements are secured by the related capital equipment and are payable through 2004.

    We believe our existing cash and short-term investment balances will be sufficient to meet our capital and operating requirements at least through the next twelve months, although we could be required, or could elect, to seek additional funding prior to that time.

    On February 9, 2001 and amended on May 18, 2001, we entered into a lease and associated agreements with Deutsche Bank AG, New York Branch ("Deutsche Bank") for the lease of a 167,000 (approx.) square foot multi-story office and engineering building to be constructed on a 106 acre parcel of land located in Broomfield, Colorado. Construction must be completed no later than February 2003. As part of the transaction, we have guaranteed a residual value of the facility to Deutsche Bank of approximately 85% of the total original cost. We have agreed to restrict up to $63 million of our investment securities as collateral for our specified obligations under the lease. These investment securities are restricted as to withdrawal and are managed by a third party subject to certain limitations. In addition, the lease agreement requires that the Company maintain compliance with certain affirmative and negative covenants, representations and warranties, including certain defined financial covenants.

    Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development of new products and expansion of sales and marketing, the timing of new product introductions and enhancements to existing products, and market acceptance of our products.

Risk Factors

RISKS RELATED TO OUR BUSINESS

Recent risks related to the economy and manufacturing

    During 2001, the U.S. economy experienced some slowdown which may continue and could delay purchasing decisions by our customers. During the first quarter of 2001, we experienced increased manufacturing and component costs related to the transition to multiple product lines, and quality issues on parts. Specifically, we incurred costs and delays related to some mechanical features of our new low-end and mid-range switch products. Also, we incurred additional costs related to our new die-cast chassis for such products. All of these items slowed manufacturing ramp-up and throughput during the second quarter. Finally, our die cast chassis supplier for our new low-end and mid range switch products experienced financial difficulties and, during 2001, we have had to supply an interim financing guarantee in the amount of $850,000 to the lender of that supplier. The Company's obligation to pay amounts due under the guarantee, when and if it is drawn upon, is fully secured by cash collateral on deposit with an escrow agent. We are securing a second chassis supply source.

We have incurred losses in the past and may not sustain profitability in the future.

    We have incurred losses in all but the seven most recent fiscal quarters since 1997, when we focused our business on the design, development and manufacture of Fibre Channel switching devices. We may incur losses in the future. We cannot be certain that we can sustain our revenue growth rates or that we can sustain profitability. Our future operating results will depend on many factors, including the growth of the Fibre Channel market, market acceptance of new products, demand for our products and levels of product and price competition. In addition, we expect to incur continued significant product development, sales and marketing, and general and administrative expenses and, as a result, we may not be able to sustain profitability.

We depend on two key distribution relationships for most of our revenue and the loss of either of them could significantly reduce our revenues.

    We depend on EMC for most of our total revenue. Sales and services to EMC, which is an original equipment manufacturer customer, represented approximately 68% of our revenue, excluding ESCON service revenue, for the quarter ended June 30, 2001. In addition, IBM represented approximately 16% of our total revenue for the same period. We anticipate that our future operating results will continue to depend heavily on sales to EMC and IBM. Therefore, the loss of either EMC or IBM as a customer, or a significant reduction in sales to either EMC or IBM in any fiscal period, could significantly reduce our revenue.

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

  •
  the size, timing, terms and fluctuations of customer orders, particularly large orders from our significant original equipment manufacturer or reseller customers;

  •
  our ability to attain and maintain market acceptance of our products;

  •
  seasonal fluctuations in customer buying patterns;

  •
  the timing of the introduction or enhancement of products by us, our significant original equipment manufacturers or reseller customers or our competitors;

  •
  our ability to obtain sufficient supplies of single- or limited-source components of our products; and

  •
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

    During the quarter ended June 30, 2001, we derived approximately 77% of our revenue from sales of our Director-class products. We expect that revenue from our Director-class products will continue to account for a substantial portion of our revenue for the foreseeable future. Therefore, continued market acceptance of this product and its successor products is critical to our future success. Factors such as performance, market positioning, the availability and price of competing products, the introduction of new technologies and the success of our original equipment manufacturers, reseller and systems integrator customers will affect the market acceptance of our products.

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

    The market for storage area networks, or SANs, and related products has only recently begun to develop and continues to evolve. Because this market is relatively new, it is difficult to predict its potential size or future growth rate. Our Director-class products, from which we derived approximately 77% of our total revenues in the quarter ended June 30, 2001, are used extensively in SANs. Accordingly, continued widespread adoption of SANs as an integral part of data-intensive enterprise computing environments is critical to our future success. Potential end-user customers who have invested substantial resources in their existing data storage and management systems may be reluctant or slow to adopt a new approach, like SANs. Our success in generating net revenue in this developing market will depend on, among other things, our ability to:

  •
  educate potential original equipment manufacturers, reseller and systems integrator customers and end users about the benefits of SANs and the use of our products in the SAN environment; and

  •
  predict, develop and base our products on standards that ultimately become industry standards.

The sales cycle for our products is long, and we may incur substantial non-recoverable expenses and devote significant resources to sales that do not occur when anticipated or at all.

    Our original equipment manufacturers, reseller and systems integrator customers typically conduct significant evaluation, testing, implementation and acceptance procedures before they begin to market and sell new solutions that include our products. This evaluation process is lengthy and may extend up to one year or more. This process is complex and may require significant sales, marketing and management efforts on our part. This process becomes more complex as we simultaneously qualify our products with multiple customers. As a result, we may expend significant resources to develop customer relationships before we recognize any revenue from these relationships.

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

  •
  expenses associated with developing and customizing our products for foreign countries;

  •
  multiple, conflicting and changing governmental laws and regulations;

  •
  tariffs, quotas and other import restrictions on computer peripheral equipment;

  •
  longer sales cycles for our products;

  •
  reduced or limited protections of intellectual property rights;

  •
  compliance with international standards that differ from domestic standards; and

  •
  political and economic instability.

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

  •
  stop using the challenged intellectual property or selling our products or services that incorporate it;

  •
  obtain a license to use the challenged intellectual property or to sell products or services that incorporate it, which license may not be available on reasonable terms, or at all; and

  •
  redesign those products or services that are based on or incorporate the challenged intellectual property.

    If we are forced to take any of these actions, we may be unable to manufacture and sell our products, and our revenue would be reduced.

    In March 1999, we, as an EMC subsidiary, granted IBM a license to all of our patents under a cross license agreement between IBM and EMC. Under the terms of that agreement, effective upon EMC's February 7, 2001 distribution of our Class A common stock indirectly held by it to its stockholders, the sublicense we previously held to those IBM patents terminated. We believe that the termination of the sublicense does not materially affect our business. We are not aware of any issued or pending IBM patents that are infringed by our products, but if IBM were to allege any such infringement, we may have difficulty negotiating a settlement. If we were unable to negotiate a settlement with IBM, our ability to produce an infringing product could be affected, which could materially and adversely affect our business.

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

Our stock price is volatile.

    Since the initial public offering of our Class B common stock in August 2000 and the distribution of our Class A common stock by EMC in February 2001, the market price of our stock has been volatile. Because we are a technology company, the market price of our stock is usually subject to the same volatility and fluctuations that have recently characterized the stock prices of other technology companies. This volatility is often unrelated or disproportionate to the operating performance of these companies and, as a result, the price of our stock could fall regardless of our performance.

Defending Lawsuits

    As described in Part II, Item 1 of this Quarterly Report, several purported securities class action lawsuits have been filed against us. Even though we believe the suits are without legal merit, we could incur substantial costs in defending ourselves. In addition, defending ourselves from such claims could divert the attention of management away from our operations.

RISKS RELATED TO OUR RELATIONSHIP WITH EMC

We have entered into agreements with EMC that, due to our prior parent-subsidiary relationship, may contain terms less beneficial to us than if they had been negotiated with unaffiliated third parties.

    In October 1997, in connection with the reorganization of our business, we entered into certain agreements with EMC relating to our business relationship with EMC after the 1997 reorganization. In addition, we have entered into agreements with EMC relating to our relationship with EMC after the completion of our initial public offering in August 2000 and the distribution by EMC of our Class A common stock in February 2001. We have also entered into an OEM Purchase and License Agreement with EMC that governs EMC's purchases of McDATA products and grants EMC rights to use, support and distribute software for use in connection with these products. The agreement does not provide for the purchase of a guaranteed minimum amount of product. These agreements were negotiated and made in the context of our prior parent-subsidiary relationship. As a result, some of these agreements may have terms and conditions, in the case of the OEM agreement, including the terms of pricing, that are less beneficial to us than agreements negotiated with unaffiliated third parties. Sales and services revenue from EMC represented approximately 68% of our revenue, excluding ESCON service revenue, for the quarter ended June 30, 2001. In addition, in some instances, our ability to terminate these agreements is limited, which may prevent us from being able to negotiate more favorable terms with EMC or from entering into similar agreements with third parties.

We depend heavily on EMC as our key OEM customer; if our relationship with EMC adversely changes, our revenue will be significantly reduced.

    For the quarter ended June 30, 2001, our revenues from EMC represented approximately 68% of our total revenue, excluding ESCON service revenue. In addition, during the same period, revenue under our service agreement with EMC Corporation, pursuant to which we manufacture and supply ESCON switching devices for IBM, represented approximately 3% of our total revenue. EMC has recently agreed to resell products offered by two of our competitors, and nothing restricts EMC from expanding those relationships in a manner that could be adverse to us. If our business relationship with EMC ends or significantly changes, resulting in reduced sales to EMC, our revenue will be significantly reduced.

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

  •
  enter into any transaction that would result in any person acquiring a 50% or greater interest in us;

  •
  take or fail to take any other action which would cause the distribution to be taxable to EMC stockholders;

  •
  issue stock or other equity interests in us, or redeem or repurchase any of our capital stock which would involve the acquisition by one or more persons of more than 35% of our stock; or

  •
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

  •
  any act or omission by us that would cause the distribution to fail to qualify as a tax free distribution under the Internal Revenue Code;

  •
  any act or omission by us that is inconsistent with any representation made to the Internal Revenue Service in connection with the request for a private letter ruling regarding the tax-free nature of the distribution by EMC of our Class A common stock indirectly held by it to its stockholders;

  •
  any acquisition by a third party of our stock or assets; or

  •
  any issuance by us of stock or any change in ownership of our stock.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risks

    We are is exposed to market risk, primarily from changes in interest rates, foreign currency exchange rates and credit risks.

Interest Rate Risk

    We earn interest income on both our cash and cash equivalents and our investment portfolio. Our investment portfolio consists of readily marketable investment-grade debt securities of various issuers and maturities ranging from overnight to two years. All investments are denominated in U.S. dollars and are classified as "available for sale." These instruments are not leveraged, and are not held for trading purposes. As interest rates change, the amount of realized and unrealized gain or loss on these securities will change. The quantitative and qualitative disclosures about market risk are discussed in Item 7—Quantitative and Qualitative Disclosure About Market Risk, contained in our Form 10-K.

Foreign Currency Exchange Risk

    We operate sales and support offices in several countries. All of our sales contracts have been denominated in U.S. dollars, therefore our transactions in foreign currencies are limited to operating expense transactions. Due to the limited nature and amount of these transactions, we do not believe we have had or will have material exposure to foreign currency exchange risk.

Credit Risk

    Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of temporary cash investments, investments and trade receivables. We place our temporary cash investments and investment securities in investment grade instruments and limit the amount of investment with any one financial institution. We evaluate the credit risk associated with each of our customers and have concluded that we do not have a material exposure to credit risk with our customers.

PART II—OTHER INFORMATION

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

    The Company, an officer and a former officer have been named as defendants in purported securities class-action lawsuits filed in the United States District Court, Southern District of New York. The first of these lawsuits, filed on July 20, 2001, is captioned Gutner v. McDATA Corporation, Credit Suisse First Boston, Merrill Lynch, Pierce Fenner & Smith Incorporated, Bear, Stearns & Co., Inc., FleetBoston Robertson Stephens et al., No. 01 CIV. 6627. Three other similar suits have been filed against the Company. The complaints are substantially identical to numerous other complaints filed against other companies that went public over the last several years. These lawsuits generally allege, among other things, that the registration statements and prospectus filed with the SEC by such companies were materially false and misleading because they failed to disclose (a) that certain underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of shares in connection with the initial public offerings ("IPOs") and (b) that certain of the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate IPO shares in exchange for which the customers agreed to purchase additional company shares in the aftermarket at pre-determined prices. The complaints relating to the Company allege claims against the Company, one of the Company's officers, a former officer of the Company, and Credit Suisse First Boston, the lead underwriter of the Company's August 9, 2000 initial public offering, under Sections 11 and 15 of the Securities Act of 1933, as amended. The complaints also allege claims solely against Credit Suisse First Boston and the other underwriter defendants under Section 12(a)(2) of the Securities Act of 1933, as amended, and claims against the individual defendants under Section 10(b) of the Securities Exchange Act of 1934, as amended. We believe that the lawsuits are without legal merit and intends to defend them vigorously.

ITEM 2. Changes in Securities and Use of Proceeds

    On May 19, 2001, our Board of Directors approved a Stockholder Rights Plan, which became effective on June 5, 2001. For additional information on the Stockholder Rights Plan, you are encouraged to review our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2001.

ITEM 3. Defaults Upon Senior Securities

    None

ITEM 4. Submission of Matters to A Vote of Security Holders

    None

ITEM 5. Other Information

    On June 21, 2001, we entered into an amendment to the OEM Purchase and License Agreement with EMC Corporation, a copy of which is filed herewith.

ITEM 6. Exhibits and Reports on Form 8-K

(a)
Exhibits filed for the Company through the filing of this Form 10-Q.

(3.1)	Amended and Restated Certificate of Incorporation of the Company
(3.2)	Amended and Restated By-laws of the Company
(4.1)	Form of Company's Class B Common Stock Certificates
(4.1.1)	Form of Company's Class A Common Stock Certificates
(4.2)	Investors' Rights Agreement dated as of October 1, 1997 by and among the Company, EMC Corporation, McDATA Holdings Corporation and Certain Investors
(4.3)	Amendment No. 1 to the Investors' Rights Agreement dated May 23, 2000 by and among the Company, McDATA Holdings Corporation and certain Investors
(4.4)	Rights Agreement dated as of May 18, 2001, by and between the Company and the Bank of New York, as rights agent (Filed in Form 8-K dated May 21, 2001).
(10.1)	Asset Transfer Agreement dated as of October 1, 1997 by and among the Company, EMC Corporation, and McDATA Holdings Corporation
(10.2)	Investors' Rights Agreement dated as of October 1, 1997 by and among the Company, EMC Corporation, McDATA Holdings Corporation and certain Investors (see Exhibit 4.2)
(10.3)	Amendment No. 1 to the Investors' Rights Agreement dated May 23, 2000 by and among the Company, McDATA Holdings Corporation and certain Investors (see Exhibit 4.3)
(10.3.1)	Termination of Investors' Rights Agreement, dated as of January 24, 2001, by and among the Company, McDATA Holdings Corporation and Certain Investors (Filed in Form 10-K for the fiscal year ended 2000)
(10.4)	Services Agreement dated as of October 1, 1997 by and among EMC Corporation, McDATA Holdings Corporation and the Company
(10.5)	Letter Agreement dated April 19, 1999 by and between the Company and McDATA Holdings Corporation
(10.6)	Technology Rights Agreement dated as of October 1, 1997 by and among the Company, EMC Corporation and McDATA Holdings Corporation
(10.7)	Amended and Restated Tax Sharing Agreement dated as of May 31, 2000 by and among EMC Corporation, McDATA Holdings Corporation and the Company
(10.8)	Form of Master Transaction Agreement entered into by and among the Company and EMC Corporation dated May 31, 2000
(10.9)	Form of Indemnification and Insurance Matters Agreement entered into by and among the Company and EMC Corporation dated May 31, 2000
(10.10)	Master Confidential Disclosure and License Agreement dated as of May 31, 2000 by and among the Company and EMC Corporation
(10.11)+	Reseller Agreement dated as of February 22, 2000 by and between International Business Machines Corporation and the Company
(10.12)	Amendment Number One to the Resale Agreement dated June 30, 2000 by and between International Business Machines Corporation and the Company
(10.13)+	OEM Purchase and License Agreement dated as of May 19, 2000 by and between EMC Corporation and the Company

10.13.1+	Amendment to OEM Purchase and License Agreement dated as of June 21, 2001, by and between EMC Corporation and the Company
(10.14)+	Development Agreement dated as of May 19, 2000 by and between EMC Corporation and the Company
(10.15)+	Manufacturing Agreement dated as of June 17, 1992 by and between SCI Systems, Inc. and the Company
(10.16)+	OEM and License Agreement dated as of April 27, 1999 by and between Brocade Communication Systems, Inc. and the Company
(10.17)	Lease dated September 12, 1997 by and between the Company and WHLNF Real Estate Limited Partnership
(10.18)	Lease dated November 2, 1999 by and between the Company and the Mills Family LLC
(10.19)	Lease dated May 28, 1997 by and between the Company and 1211486 Ontario Limited
(10.19.1)	Lease dated October 6, 2000, by and between the Company and Amber Drive I, LLC (Filed in Form 10-Q for the fiscal quarter ended September 30, 2000)
(10.19.2)	Lease dated February 9, 2001 by and between the Company and Deutsche Bank (Filed in Form 10-K for the fiscal year ended 2000)
(10.19.3)	Participation Agreement dated February 9, 2001 by and between the Company and Deutsche Bank (Filed in Form 10-K for the fiscal year ended 2000)
(10.20)*	Form of Severance Agreement
(10.21)*	1997 Stock Option Plan
(10.22)*	Form of Stock Option Agreement for 1997 Stock Option Plan
(10.23)*	Description of the Company's Management Bonus Program

(
)  Exhibits previously filed in the Company's Registration Statement on Form S-1, SEC File No. 333-38106, declared effective on August 8, 2000 or filed in the Company's periodic filings as specifically noted.

+
Portions of these Exhibits have been omitted and filed separately with the Securities and Exchange Commission pursuant to an order for confidential treatment.

*
Executive compensation plans and arrangements.

(b)
Reports on Form 8-K filed during the second quarter of 2001 and through the filing of this Form 10-Q:

  We filed a Current Report on Form 8-K dated May 21, 2001 to report the adoption of a Stockholders Rights Plan and the declaration of a dividend distribution of Rights for stockholders of record as of June 5, 2001.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MCDATA CORPORATION
By:	/s/ JANET K. COOPER Janet K. Cooper Chief Financial Officer and Vice President of Finance and Administration (Principal Financial and Chief Accounting Officer)

August 7, 2001

QuickLinks

McDATA CORPORATION
Special Note Regarding Forward-Looking Statements
  PART I—FINANCIAL INFORMATION
McDATA CORPORATION CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
McDATA CORPORATION CONSOLIDATED INCOME STATEMENTS (in thousands, except per share data) (unaudited)
McDATA CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
McDATA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Quantitative and Qualitative Disclosures about Market Risks
  PART II—OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 2. Changes in Securities and Use of Proceeds
  ITEM 3. Defaults Upon Senior Securities
  ITEM 4. Submission of Matters to A Vote of Security Holders
  ITEM 5. Other Information
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURE