Form 10-Q/A
period 2001-06-30
MCDATA CORP
filed 2001-10-05
CIK 731502

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                  FORM 10-Q/A
                                (Amendment No. 1)
                              --------------------

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


              380 INTERLOCKEN CRESCENT, BROOMFIELD, COLORADO 80021
              ----------------------------------------------------
               (Address of principal executive offices)(zip code)
                                 (303) 460-9200
                                 --------------
              (Registrant's telephone number, including area code)
               310 INTERLOCKEN PARKWAY, BROOMFIELD, COLORADO 80021
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

At July 31, 81,000,000 shares of the registrant's Class A Common Stock were outstanding and 30,540,759 shares of the registrant's Class B Common Stock were outstanding.

================================================================================

ITEM 6. Exhibits and Reports on Form 8-K

(a)      EXHIBITS FILED FOR THE COMPANY THROUGH THE FILING OF THIS FORM 10-Q.


---------------- -----------------------------------------------------------------------------------------------------
(3.1)            Amended and Restated Certificate of Incorporation of the Company
---------------- -----------------------------------------------------------------------------------------------------
(3.2)            Amended and Restated By-laws of the Company
---------------- -----------------------------------------------------------------------------------------------------
(4.1)            Form of Company's Class B Common Stock Certificates
---------------- -----------------------------------------------------------------------------------------------------
(4.1.1)          Form of Company's Class A Common Stock Certificates
---------------- -----------------------------------------------------------------------------------------------------
(4.2)            Investors' Rights Agreement dated as of October 1, 1997 by and among the Company, EMC Corporation,
                 McDATA Holdings Corporation and Certain Investors
---------------- -----------------------------------------------------------------------------------------------------
(4.3)            Amendment No. 1 to the Investors' Rights Agreement dated May 23, 2000 by and among the Company,
                 McDATA Holdings Corporation and certain Investors
---------------- -----------------------------------------------------------------------------------------------------
(4.4)            Rights Agreement dated as of May 18, 2001, by and between the Company and the Bank of New York, as rights agent (Filed in Form 8-K dated May 21, 2001).
---------------- -----------------------------------------------------------------------------------------------------
(10.1)           Asset Transfer Agreement dated as of October 1, 1997 by and among the Company, EMC Corporation, and
                 McDATA Holdings Corporation
---------------- -----------------------------------------------------------------------------------------------------
(10.2)           Investors' Rights Agreement dated as of October 1, 1997 by and among the Company, EMC Corporation,
                 McDATA Holdings Corporation and certain Investors (see Exhibit 4.2)
---------------- -----------------------------------------------------------------------------------------------------
(10.3)           Amendment No. 1 to the Investors' Rights Agreement dated May 23, 2000 by and among the Company,
                 McDATA Holdings Corporation and certain Investors (see Exhibit 4.3)
---------------- -----------------------------------------------------------------------------------------------------
(10.3.1)         Termination of Investors' Rights Agreement, dated as of January
                 24, 2001, by and among the Company, McDATA Holdings Corporation and Certain Investors (Filed in Form 10-K for the fiscal year ended 2000).
---------------- -----------------------------------------------------------------------------------------------------
(10.4)           Services Agreement dated as of October 1, 1997 by and among EMC Corporation, McDATA Holdings
                 Corporation and the Company
---------------- -----------------------------------------------------------------------------------------------------
(10.5)           Letter Agreement dated April 19, 1999 by and between the Company and McDATA Holdings Corporation
---------------- -----------------------------------------------------------------------------------------------------
(10.6)           Technology Rights Agreement dated as of October 1, 1997 by and among the Company, EMC Corporation and McDATA Holdings Corporation
---------------- -----------------------------------------------------------------------------------------------------
(10.7)           Amended and Restated Tax Sharing Agreement dated as of May 31, 2000 by and among EMC Corporation,
                 McDATA Holdings Corporation and the Company
---------------- -----------------------------------------------------------------------------------------------------
(10.8)           Form of Master Transaction Agreement entered into by and among the Company and EMC Corporation dated May 31, 2000
---------------- -----------------------------------------------------------------------------------------------------
(10.9)           Form of Indemnification and Insurance Matters Agreement entered into by and among the Company and
                 EMC Corporation dated May 31, 2000
---------------- -----------------------------------------------------------------------------------------------------
(10.10)          Master Confidential Disclosure and License Agreement dated as of May 31, 2000 by and among the
                 Company and EMC Corporation
---------------- -----------------------------------------------------------------------------------------------------
(10.11)+         Reseller Agreement dated as of February 22, 2000 by and between International Business Machines
                 Corporation and the Company
---------------- -----------------------------------------------------------------------------------------------------
(10.12)          Amendment Number One to the Resale Agreement dated June 30, 2000 by and between International
                 Business Machines Corporation and the Company
---------------- -----------------------------------------------------------------------------------------------------
(10.13)+         OEM Purchase and License Agreement dated as of May 19, 2000 by and between EMC Corporation and the
                 Company
---------------- -----------------------------------------------------------------------------------------------------
10.13.1+         Amendment to OEM Purchase and License Agreement dated as of
                 June 21, 2001, by and between EMC Corporation and the Company.
---------------- -----------------------------------------------------------------------------------------------------
(10.14)+         Development Agreement dated as of May 19, 2000 by and between EMC Corporation and the Company
---------------- -----------------------------------------------------------------------------------------------------
(10.15)+         Manufacturing Agreement dated as of June 17, 1992 by and between SCI Systems, Inc. and the Company
---------------- -----------------------------------------------------------------------------------------------------
(10.16)+         OEM and License Agreement dated as of April 27, 1999 by and between Brocade Communication
---------------- -----------------------------------------------------------------------------------------------------



---------------- -----------------------------------------------------------------------------------------------------
                 Systems, Inc. and the Company
---------------- -----------------------------------------------------------------------------------------------------
(10.17)          Lease dated September 12, 1997 by and between the Company and WHLNF Real Estate Limited Partnership
---------------- -----------------------------------------------------------------------------------------------------
(10.18)          Lease dated November 2, 1999 by and between the Company and the Mills Family LLC
---------------- -----------------------------------------------------------------------------------------------------
(10.19)          Lease dated May 28, 1997 by and between the Company and 1211486 Ontario Limited
---------------- -----------------------------------------------------------------------------------------------------
(10.19.1)        Lease dated October 6, 2000, by and between the Company and
                 Amber Drive I, LLC (Filed in Form 10-Q for the fiscal quarter ended September 30, 2000)
---------------- -----------------------------------------------------------------------------------------------------
(10.19.2)        Lease dated February 9, 2001 by and between the Company and
                 Deutsche Bank (Filed in Form 10-K for the fiscal year ended
                 2000).
---------------- -----------------------------------------------------------------------------------------------------
(10.19.3)        Participation Agreement dated February 9, 2001 by and between the Company and Deutsche Bank (Filed in Form 10-K for the
                 fiscal year ended 2000).
---------------- -----------------------------------------------------------------------------------------------------
(10.20)*         Form of Severance Agreement
---------------- -----------------------------------------------------------------------------------------------------
(10.21)*         1997 Stock Option Plan
---------------- -----------------------------------------------------------------------------------------------------
(10.22)*         Form of Stock Option Agreement for 1997 Stock Option Plan
---------------- -----------------------------------------------------------------------------------------------------
(10.23)*         Description of the Company's Management Bonus Program
---------------- -----------------------------------------------------------------------------------------------------


----------------------
( ) Exhibits previously filed in the Company's Registration Statement on Form S-1, SEC File No. 333-38106, declared effective on August 8, 2000 or in the Company's periodic filings as specifically noted.
+ Portions of these Exhibits have been omitted and filed separately with the Securities and Exchange Commission pursuant to an order for confidential treatment.
*  Executive compensation plans and arrangements.

(b) REPORTS ON FORM 8-K FILED DURING THE SECOND QUARTER OF 2001 AND THROUGH THE FILING OF THIS FORM 10-Q:

       We filed a Current Report on Form 8-K dated May 21, 2001 to report the adoption of a Stockholders Rights Plan and the declaration of a dividend distribution of Rights for shareholders of record as of June 5, 2001.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           McDATA CORPORATION



                           By: /s/ Janet K. Cooper
                              ----------------------------------------------
                           Janet K. Cooper
                           Chief Financial Officer and Vice President of Finance and Administration (Principal Financial and Chief Accounting Officer)
October 4, 2001