Form 10-Q
period 2001-09-30
MCDATA CORP
filed 2001-11-14
CIK 731502

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

OR

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission File Number 000-31257

McDATA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	84-1421844
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

380 Interlocken Crescent, Broomfield, Colorado 80021
(Address of principal executive offices)(zip code)

(303) 460-9200
(Registrant's telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    At November 1, 2001, 81,000,000 shares of the registrant's Class A Common Stock were outstanding and 31,400,530 shares of the registrant's Class B Common Stock were outstanding.

McDATA CORPORATION
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2001

TABLE OF CONTENTS

Item
PART I—FINANCIAL INFORMATION
1.	Financial Statements
Consolidated Balance Sheets—September 30, 2001 (unaudited) and December 31, 2000
Consolidated Income Statements—Three and Nine Months ended September 30, 2001 (unaudited) and September 30, 2000 (unaudited)
Consolidated Statements of Cash Flows—Nine Months ended September 30, 2001 (unaudited) and September 30, 2000 (unaudited)
Notes to Consolidated Financial Statements (unaudited)
2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
3.	Quantitative and Qualitative Disclosures About Market Risks
PART II—OTHER INFORMATION
1.	Legal Proceedings
2.	Changes in Securities and Use of Proceeds
3.	Defaults Upon Senior Securities
4.	Submission of Matters to a Vote of Security Holders
5.	Other Information
6.	Exhibits and Reports on Form 8-K

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

  •
  our ability to quickly integrate SANavigator and ramp sales;

  •
  the impact of the general economic slowdown and the recent terrorist attacks on purchasing decisions by customers and capital spending;

  •
  our ability to complete the manufacturing review plan and the successful implementation (which will require contract modifications with our contract manufacturer) of an "outsourcing-focused" manufacturing model;

  •
  additional manufacturing and component costs and production delays that we may continue to experience as we continue the transition to multiple product lines;

  •
  our ability to expand sales into higher margin channels through systems integrator and distributors;

  •
  a loss of any of our key customers (and our OEMs' key customers), distributors, resellers or our manufacturers;

  •
  our ability to expand our product offerings and any transition to new products;

  •
  the impact and uncertainty of typically having most of our sales volume occur in the last month and a significant amount in the last two weeks of each fiscal quarter;

  •
  component quality and availability;

  •
  any change in business conditions, our sales strategy or product development plans;

  •
  competition in the storage area network and switch markets (including competitive pricing pressures);

  •
  our ability to attract and retain highly skilled individuals;

  •
  continued market acceptance of our product, name recognition of our products and changes in customer buying patterns;

  •
  delays and changes in the development of new products and new technology;

  •
  any industry or technology changes that cause obsolescence of our products or components of those products; and

  •
  one-time events and other important risks and factors disclosed previously and from time to time in our filings with the U.S. Securities and Exchange Commission, including the risk factors discussed in this Quarterly Report.

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

PART I—FINANCIAL INFORMATION

McDATA CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2001	December 31, 2000
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$71,922	$174,630
Short-term investments	147,124	191,060
Accounts receivable, net	59,170	58,797
Inventories, net	36,592	23,105
Deferred tax asset	18,766	9,232
Prepaid expenses and other current assets	6,216	3,467

Total current assets	339,790	460,291
Property and equipment, net	40,471	26,894
Long-term investments	80,955	22,378
Restricted investments	29,788	—
Other assets, net	23,726	1,806

Total assets	$514,730	$511,369

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$21,210	$26,547
Accrued liabilities	14,145	9,058
Deferred revenue	8,771	7,778
Income taxes payable	1,763	10,103
Obligations under capital leases	2,069	2,446

Total current liabilities	47,958	55,932
Obligations under capital leases	1,048	1,624

Total liabilities	49,006	57,556
Commitments and Contingencies (Notes 8, 9 and 10)
Stockholders' Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, Class A, $0.01 par value, 250,000,000 shares authorized, 81,000,000 shares issued and outstanding	810	810
Common stock, Class B, $0.01 par value, 200,000,000 shares authorized, 31,016,460 and 28,907,689 shares issued and outstanding at September 30, 2001 (unaudited) and December 31, 2000, respectively	310	289
Additional paid-in-capital	460,422	454,009
Deferred compensation	(17,365)	(24,850)
Accumulated other comprehensive income	778	117
Retained earnings	20,769	23,438

Total stockholders' equity	465,724	453,813

Total liabilities and stockholders' equity	$514,730	$511,369

The accompanying notes are an integral part of these consolidated financial statements.

McDATA CORPORATION

CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenue	$86,600	$66,760	$250,924	$170,355
Cost of revenue	63,787	31,099	156,552	81,363

Gross profit	22,813	35,661	94,372	88,992
Operating expenses:
Research and development	13,411	10,650	34,863	27,844
Selling and marketing	18,554	9,155	47,871	23,138
General and administrative	4,683	2,068	13,149	4,983
Acquired in-process research & development and other acquisition-related costs	9,291	—	9,291	—
Amortization of deferred compensation (excludes amortization of deferred compensation included in cost of revenue of $274, $500, $1,266, and $1,436, respectively)	1,729	1,621	5,111	4,622

Operating expenses	47,668	23,494	110,285	60,587

Income (loss) from operations	(24,855)	12,167	(15,913)	28,405
Interest income	3,394	3,255	11,954	3,573
Interest expense	(98)	(136)	(278)	(415)

Income (loss) before income taxes	(21,559)	15,286	(4,237)	31,563
Income tax expense (benefit)	(7,977)	6,328	(1,568)	13,050

Net income (loss)	$(13,582)	$8,958	$(2,669)	$18,513

Basic net income (loss) per share	$(0.12)	$0.09	$(0.02)	$0.19

Shares used in computing basic net income (loss) per share	111,658	102,902	111,226	96,721

Diluted net income (loss) per share	$(0.12)	$0.08	$(0.02)	$0.18

Shares used in computing diluted net income (loss) per share	111,658	112,357	111,226	104,514

The accompanying notes are an integral part of these consolidated financial statements.

McDATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net income (loss)	$(2,669)	$18,513
Adjustments to reconcile net income (loss) to cash flows from operating activities
Depreciation and amortization	11,978	5,783
Gain on sale of assets	(340)	—
Acquired in-process research and development	7,200	—
Inventory provision	12,732	986
Non-cash compensation expense	6,377	6,058
Tax benefit from stock options exercised	3,884	—
Changes in net assets and liabilities:
Accounts receivable	(373)	(42,701)
Inventories	(29,895)	(5,827)
Deferred tax asset	(9,921)	(5,355)
Prepaid expenses and other current assets	(2,674)	973
Other assets, net	(771)	(778)
Accounts payable	(5,337)	7,472
Accrued liabilities	2,890	3,745
Deferred revenue	993	5,212
Accrued income taxes	(8,340)	9,548
Deferred tax liability	—	(160)

Net cash provided (used) by operating activities	(14,266)	3,469
Cash flows from investing activities:
Purchases of property and equipment	(16,393)	(9,656)
Acquisitions	(29,750)	—
Purchases of investments	(516,394)	(91,659)
Proceeds from disposition of investments	472,803	—

Net cash used in investing activities	(89,734)	(101,315)
Cash flows from financing activities:
Payment of obligations under capital leases	(2,366)	(1,981)
Payment of debt to former Parent	—	(1,900)
Proceeds from the exercise of stock options	3,658	2,174
Proceeds from sale of common stock, net	—	376,607

Net cash provided by financing activities	1,292	374,900

Net increase (decrease) in cash and cash equivalents	(102,708)	277,054
Cash and cash equivalents, beginning of period	174,630	6,897

Cash and cash equivalents, end of period	$71,922	$283,951

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Capital lease obligations incurred	$1,413	$3,323

Transfer of inventory to fixed assets	$3,676	$497

Acquisition of equipment with payables	$2,100	$—

The accompanying notes are an integral part of these consolidated financial statements.

McDATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Background and Basis of Presentation

    McDATA Corporation ("McDATA" or "the Company") designs, develops, manufactures and sells open storage networking solutions and provides highly available, scalable and centrally managed storage area networks (SANs) that address enterprise-wise storage problems. The Company sells its products, software, services and solutions through original equipment manufacturers ("OEM") and resellers, including EMC Corporation ("EMC"), Hewlett-Packard, Co., Hitachi Data Systems Corp., and IBM, as well as systems integrators. The Company also provides services for EMC's proprietary mainframe protocol ("ESCON") switch business under a service agreement with EMC.

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

    On February 7, 2001, EMC distributed its shares in McDATA Class A common stock to EMC's shareholders of record as of January 24, 2001. EMC has received a ruling from the Internal Revenue Service that the distribution to EMC stockholders will be tax free for U.S. federal income tax purposes. The Company currently believes that the distribution of its Class A common stock by EMC was tax-free. The Class A common stock now trades on the NASDAQ National Market under the symbol "MCDTA". As a result of this distribution, EMC no longer has any ownership in or voting power over McDATA and, therefore, is no longer considered a related party.

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

    Certain amounts in the Consolidated Balance Sheet as of December 31, 2000 and certain amounts in the Consolidated Income Statements for the nine months ended September 30, 2000 have been reclassified in order to conform to the current presentation.

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

Recent Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective immediately and SFAS No. 142 will be effective January 2002. Beginning the first quarter of fiscal 2002, goodwill will no longer be amortized but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. The new rules also require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and stipulate that goodwill acquired after June 30, 2001 will not be amortized. Accordingly, the Company will not amortize the goodwill resulting from the acquisition of SANavigator, Inc. which was completed in September 2001. During 2002, the Company will begin to test goodwill for impairment under the new rules, applying a fair-value-based test.

    In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The new standard is not expected to have a significant impact on our financial statements.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets." This Statement establishes standards for long-lived assets to be disposed of and redefines the valuation and presentation of discontinued operations. This Statement is effective for fiscal year 2002. The Company believes that this statement will not have a material impact on the Company's consolidated results of operations.

Note 2—Acquisition

    On September 21, 2001, the Company acquired the assets of SANavigator, Inc. (SANavigator) for a cash purchase price of $29.75 million. In addition, one-time costs associated with the acquisition were $2.1 million. The results of SANavigator's operations have been included in the consolidated financial statements since that date. SANavigator is a software company that designs and develops a scalable and stable SAN management tool that manages entry-level through complex SAN environments utilizing vendor- and platform- independent software. As a result of the acquisition, the Company is expected to be in a leading position in offering storage network management software that provides visibility and discovery in a multi-vendor fabric environment.

    In addition to the purchase price, the Company issued approximately 192,000 shares of Class B common stock, with a fair value of $1.9 million, for the completion of ongoing employment arrangements with SANavigator employees. The stock awards are contingent upon the continued employment of certain employees. These awards have been recorded as deferred compensation and will be recognized ratably through the expiration date of the employee agreements.

    The estimated excess of the purchase price over the fair value of the tangible net assets acquired has been valued at $28.7 million. Of this excess, $10.5 million was allocated to developed technology, $7.2 million was allocated to in-process research and development, and the remaining $11.0 million was allocated to goodwill. The amount allocated to developed technology is being amortized on a straight-line basis over 5 years. In accordance with the recently issued SFAS No. 141, "Business Combinations", the amount allocated to goodwill is not being amortized and will be evaluated at least annually for impairment. The valuation is based upon a preliminary valuation, therefore the allocation of the purchase price is subject to refinement.

    The amount allocated to in-process research and development (IPR&D) was determined using the discounted cash flow method. This model employed cash flow projections for revenue based on the projected incremental increase in revenue that the Company expects to receive from the completed IPR&D. Estimated operating expenses, capital charges and applicable income taxes were deducted to arrive at an estimated after-tax cash flow. The Company discounted the after-tax cash flow projects using a risk-adjusted rate of return of 75%. The resulting IPR&D was expensed at the time of purchase because technological feasibility had not been established and no future alternative use existed.

    The pro forma information below assumes that SANavigator was acquired at the beginning of the periods presented and includes the effect of amortization of identified intangibles and costs from that date. The impact of charges for IPR&D and non-recurring employee compensation have been excluded. This is presented for informational purposes only and is not necessarily indicative of the results of future operations or results that would have been achieved had the acquisitions taken place at the beginning of the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2001	2000	2001	2000
Revenues	$86,740	$66,760	$251,154	$170,355
Net income (loss)	(9,250)	8,023	(3,070)	15,618
Basic net income (loss) per share	$(0.08)	$0.08	$(0.03)	$0.16
Diluted net income (loss) per share	$(0.08)	$0.07	$(0.03)	$0.15

Note 3—Earnings per Share

    Calculation of net income (loss) per share (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net income (loss)	$(13,582)	$8,958	$(2,669)	$18,513
Weighted average shares of common stock outstanding used in computing basic net income (loss) per share	111,658	102,902	111,226	96,721
Effect of dilutive stock options	—	9,455	—	7,793

Weighted average shares of common stock used in computing diluted net income (loss) per share	111,658	112,357	111,226	104,514

Basic net income (loss) per share	$(0.12)	$0.09	$(0.02)	$0.19

Diluted net income (loss) per share	$(0.12)	$0.08	$(0.02)	$0.18

Options not included in diluted share base because of their exercise prices	1,912	—	1,272	—

Options not included in diluted share base because of the net loss	8,674	—	9,314	—

Note 4—Restricted Investments

    On February 9, 2001 (and amended on May 18, 2001 and November 9, 2001), the Company entered into a lease for an approximately 167,000 square foot multi-story office and engineering building to be constructed on a 106 acre parcel of land located in Broomfield, Colorado (see note 9). As part of the lease, the Company has agreed to restrict a portion of its investment securities as collateral for specified obligations under the lease. As of September 30, 2001, the Company had restricted investments totaling $29,788,000.

Note 5—Comprehensive Income (Loss)

    Comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net income (loss)	$(13,582)	$8,958	$(2,669)	$18,513
Unrealized gain on investments, net of tax	365	—	661	—

Comprehensive income (loss)	$(13,217)	$8,958	$(2,008)	$18,813

Note 6—Inventories

    The components of inventory were as follows (in thousands):

	September 30, 2001	December 31, 2000
Raw materials	$30,736	$19,058
Work-in-progress	6,269	872
Finished goods	15,759	7,490

Total inventories at cost	52,764	27,420
Less reserves	(16,172)	(4,315)

Total inventories, net	$36,592	$23,105

    During the quarter ended September 30, 2001, the Company completed a thorough review of operations including an analysis of inventory transferred from its discontinued suppliers, a review of obsolescence, end-of-life inventories, on-going inventory commitments and the completion of a physical inventory. Based on this review, the Company recorded a $14.7 million inventory-related charge.

Note 7—Stockholders' Equity

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

    Separate certificates for Rights will not be distributed, nor will the Rights be exercisable, unless a person or group acquires 15 percent or more, or announces an offer that could result in acquiring 15 percent or more, of the aggregate number of votes entitled to be cast by all then outstanding shares of Common Stock (a Stock Acquisition). Following a Stock Acquisition, each Right holder, except the 15 percent or more stockholder, has the right to receive, upon exercise, common shares valued at twice the then applicable exercise price of the Right (or, under certain circumstances, cash, property or other Company securities), unless the 15 percent or more stockholder has offered to acquire all of the outstanding shares of the Company under terms that a majority of the independent directors of the Company have determined to be fair and in the best interest of the Company and its stockholders. Similarly, unless certain conditions are met, if the Company engages in a merger or other business combination following a Stock Acquisition where it does not survive or survives with a change or exchange of its common shares or if 50 percent or more of its assets, earning power, or cash flow is sold or transferred, the Rights will become exercisable for shares of the acquirer's stock having a value of twice the exercise price (or under certain circumstances, cash or property). The Rights are not exercisable, however, until the Company's right of redemption described below has expired. Generally, Rights may be redeemed for $0.01 each (in cash, common shares or other consideration the Company deems appropriate) until the earlier of (i) the tenth day following public announcement that a 15 percent or greater position has been acquired in the Company's stock or (ii) the final expiration of the Rights. Until exercise, a Right holder, as such, has no rights as a stockholder of the Company.

Note 8—Contingencies

    From time to time, the Company is subject to other claims arising in the ordinary course of business. In the opinion of management, no such matter, individually or in the aggregate, exists that is expected to have a material effect on the Company's consolidated results of operations, financial position or cash flows.

    The Company has contracted with various manufacturers for the manufacture of printed circuit boards and box build assembly for specific Fibre Channel directors and switches. The agreement with these entities requires the Company to submit purchasing forecasts, place orders and reschedule orders for products as necessary. At September 30, 2001 and December 31, 2000, the entities had on hand materials purchased on behalf of McDATA valued at approximately $37,488,000 and $33,205,000, respectively. In addition, these entities have purchase commitments related to materials that they have also ordered on McDATA's behalf. The Company may be liable for materials purchased on McDATA's behalf if the Company's actual requirements do not meet or exceed its forecasts and those materials cannot be redirected to other uses. Management does not currently expect these commitments to have a material adverse effect on the Company's business, results of operations, financial position or cash flows, however, this assumes the Company meets or exceeds its forecasts going forward. The agreements renew monthly and all parties have customary termination rights.

    The Company has various commitments for sales, purchases and employee benefit plans in the ordinary course of business. In the aggregate, such commitments do not differ significantly from current market prices or anticipated usage requirements.

Note 9—Commitments

    On February 9, 2001 (and amended on May 18, 2001 and November 9, 2001), the Company entered into a lease with Deutsche Bank AG, New York Branch ("Deutsche Bank") for an approximately 167,000 square foot multi-story office and engineering building to be constructed on a 106 acre parcel of land located in Broomfield, Colorado. Construction of the building has commenced and must be completed no later than February 2003. The initial term of the lease is for 78 months, with an option to renew the lease for additional 12 month terms, subject to certain conditions. The Company, at its option, may purchase the facility during or at the end of the term of the lease at approximately the amount expended by the lessor to acquire the land and construct the building (approximately $60 million). If the Company does not renew the lease, exercise the purchase option by the end of the lease, or arrange for the sale of the property to a third-party, the Company has guaranteed a residual value of the facility as a percentage of the original costs (approximately 85% of such original costs). As part of the lease, the Company has agreed to restrict up to $63 million of its investment securities as collateral for specified obligations under the lease. In addition, the lease agreement requires that the Company maintain compliance with certain affirmative and negative covenants, representations and warranties, including certain defined financial covenants. As a result of various charges in the quarter ended September 30, 2001, the fixed charge coverage ratio covenant with Deutsche Bank was not met. On November 9, 2001, Deutsche Bank waived the noncompliance and redefined the fixed charge coverage ratio to exclude certain one-time non-cash charges. Management believes the Company is otherwise in compliance with all covenants at September 30, 2001.

    The Company's die-cast chassis supplier for its low-end and mid range switch products experienced financial difficulties during 2001. To ensure continued product supply until an alternate chassis supply source was secured, the Company provided an interim financing guarantee in the amount of $925,000 to the lender of that supplier. The Company's obligation to pay amounts due under the guarantee is fully secured by cash collateral on deposit with an escrow agent. The Company has secured a new chassis supply source and is not obligated to provide any additional financing for the benefit of the supplier. On October 30, 2001, we were notified by the lender that it intended to draw upon the financing guaranty by withdrawing all cash collateral securing the $925,000 obligation. In consideration for providing the guarantee to the lender, the die-cast supplier provided the Company with subordinated secured reimbursement promissory notes for the same amount as the guaranty. The Company is in discussion with the die-cast supplier regarding collection on these promissory notes. The Company has reserved against the full value of these notes.

Note 10—Litigation

    The Company, two current officers, and a former officer have been named as defendants in purported securities class-action lawsuits filed in the United States District Court, Southern District of New York. The first of these lawsuits, filed on July 20, 2001, is captioned Gutner v. McDATA Corporation, Credit Suisse First Boston, Merrill Lynch, Pierce Fenner & Smith Incorporated, Bear, Stearns & Co., Inc., FleetBoston Robertson Stephens et al., No. 01 CIV. 6627. Three other similar suits have been filed against the Company. The complaints are substantially identical to numerous other complaints filed against other companies that went public over the last several years. These lawsuits generally allege, among other things, that the registration statements and prospectus filed with the SEC by such companies were materially false and misleading because they failed to disclose (a) that certain underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of shares in connection with the initial public offerings ("IPOs") and (b) that certain of the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate IPO shares in exchange for which the customers agreed to purchase additional company shares in the aftermarket at pre-determined prices. The complaints relating to the Company allege claims against the Company, two of the Company's current officers, a former officer of the Company and Credit Suisse First Boston, the lead underwriter of the Company's August 9, 2000 initial public offering, under Sections 11 and 15 of the Securities Act of 1933, as amended. The complaints also allege claims solely against Credit Suisse First Boston and the other underwriter defendants under Section 12(a)(2) of the Securities Act of 1933, as amended, and claims against the individual defendants under Section 10(b) of the Securities Exchange Act of 1934, as amended. The Company believes that the lawsuits are without legal merit and intends to defend them vigorously.

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

Results of Operations

    The following table sets forth certain unaudited financial data for the periods indicated as a percentage of total revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	73.7	46.6	62.4	47.8

Gross profit	26.3	53.4	37.6	52.2
Operating expenses:
Research and development	15.5	16.0	13.9	16.3
Selling and marketing	21.4	13.7	19.1	13.6
General and administrative	5.4	3.1	5.2	2.9
Acquired in-process research & development and other acquisition related costs	10.7	—	3.7	—
Amortization of deferred compensation	2.0	2.4	2.0	2.7

Total operating expenses	55.0	35.2	43.9	35.5
Income (loss) from operations	(28.7)	18.2	(6.3)	16.7
Interest income (expense), net	3.8	4.7	4.6	1.8

Income (loss) before income taxes	(24.9)	22.9	(1.7)	18.5
Income tax expense (benefit)	(9.2)	9.5	(0.6)	7.6

Net income (loss)	(15.7)%	13.4%	(1.1)%	10.9%

Three Months ended September 30, 2001 and 2000

  Revenue

    Total revenue increased by 29.7% to $86.6 million for the quarter ended September 30, 2001 from $66.8 million for the quarter ended September 30, 2000. For the quarter ended September 30, 2001, approximately 68% of our revenues came from sales to EMC, excluding ESCON service fees. Although we anticipate this percentage to decrease as we increase our revenue from other sources, we expect a majority of our revenues in the foreseeable future to be derived from EMC.

    Approximately 80% of the increase in revenues from September 30, 2000 relates to product revenue, which increased to $76.0 million for the quarter ended September 30, 2001 from $60.0 million for the quarter ended September 30, 2000. This increase reflects our continued leadership in the Director-class products, as well as acceptance of our new switch products introduced in 2001. Software and professional service revenue increased 111% to $6.1 million for the quarter ended September 30, 2001 from $2.9 million for the quarter ended September 30, 2000. Other revenues for the quarter, including the ESCON service fee, increased 19% to $4.5 million for the quarter ended September 30, 2001 from $3.8 million for the quarter ended September 30, 2000. This reflected the growth in maintenance fees, which outpaced declining service fees related to the ESCON products. We anticipate that service revenue from EMC under the ESCON service agreement will continue to decrease in future years.

  Gross Profit

    Gross profit decreased by 36.0% to $22.8 million for the quarter ended September 30, 2001 from $35.7 million for the quarter ended September 30, 2000. The gross profit percentage decreased to 26.3% at September 30, 2001 from 53.4% at September 30, 2000. During the third quarter of 2001, the Company completed a thorough review of operations including an analysis of inventory transferred from its discontinued suppliers, a review of obsolescence, end-of-life inventories, on-going inventory commitments and the completion of a physical inventory. Based on this review, the Company identified and recorded an inventory-related charge of $14.7 million. There can be no assurance that additional inventory write-downs will not be needed in the future and future write-downs could have a material and adverse affect on the Company's future operating results. Excluding the $14.7 million inventory-related charge, the gross profit percentage of revenue decreased to 42.9% in the quarter ended September 30, 2001. This decrease from the quarter ended September 30, 2000, in gross profit percentage was primarily attributable to increased manufacturing and inventory costs related to the introduction and initial production of our new products, increased costs of expediting delivery of components and higher than expected costs related to our die-cast chassis supplier.

  Operating Expenses

    Research and Development Expenses.  Research and development expenses were $13.4 million in the quarter ended September 30, 2001 compared with $10.7 million in the quarter ended September 30, 2000. The $2.8 million or 25.9% increase in expenses was primarily attributable to increased staffing levels, expenditures for prototype materials, design consulting services and other materials and services related to the design and development of new technology, and to new products and enhancements to our existing products.

    Selling and Marketing Expenses.  Selling and marketing expenses increased by 102.7% to $18.6 million for the third quarter of 2001 from $9.2 million for the third quarter of 2000. This increase was primarily attributable to increased sales force staffing, as the number of our sales force employees increased to 196 at September 30, 2001 from 94 at September 30, 2000. There were also increases in costs of marketing and public relations programs and expansion of our field offices and labs used for product demonstration and systems integration testing. This increase was part of the planned ramp-up of our direct assist sales organization and brand marketing in support of new products and distribution channel expansion.

    General and Administrative Expenses.  General and administrative expenses increased by 126.5% to $4.7 million for the third quarter of 2001 from $2.1 million for the third quarter of 2000. This increase was due primarily to increased staffing levels and costs of operating as a public company, including proxy filing and annual meeting costs.

    Acquired In-Process Research and Development and Other Acquisition-related Costs. In connection with our acquisition of SANavigator, Inc. (SANavigator) in September 2001, we incurred non-recurring acquisition costs and integration-related charges. Additionally, a portion of the SANavigator purchase price was allocated to in-process research and development (IPR&D). This IPR&D was expensed at the time of purchase because technological feasibility had not been established and no future alternative use existed. The IPR&D charge totaled $7.2 million for the three months ended September 30, 2001. The other acquisition-related charges recorded during the three months ended September 30, 2001, related primarily to one-time consideration paid for the completion of ongoing employment arrangements with SANavigator employees.

    The IPR&D arose from SANavigator's on-going development of the next-generation of SANavigator software. This software is intended to significantly enhance the features of the current version of SANavigator software. The status of the development and the complexity of the work completed at the acquisition date consisted of several factors including the complexity of working with diverse servers and storage devices and integrating with other applications. Overall, SANavigator's IPR&D project was estimated to be approximately 40% complete. SANavigator estimated that the project would be completed at the end of 2001, after which time it expected to begin generating economic benefits from the completed product. In total, costs to complete the IPR&D are expected to be approximately $2.1 million. The nature of the efforts to develop the acquired technologies into a commercially viable product consists principally of designing and testing activities, including qualification. Failure to bring this product to market in a timely manner could result in a loss of market share or a lost opportunity to capitalize on emerging markets and could have a material adverse impact on our business and operating results.

    Amortization of Deferred Compensation.  In prior periods, we recorded deferred compensation in connection with stock options grants. In addition, during the quarter ended September 30, 2001, stock awards were granted to certain employees of SANavigator contingent upon their continued employment. These awards were recorded as deferred compensation. We are amortizing all deferred compensation on a straight-line basis over the vesting period of the applicable options and awards, resulting in amortization expense of $2.0 million during the quarter ended September 30, 2001 and $2.1 million during the quarter ended September 30, 2000 (of which approximately $0.3 million and $0.5 million was included in cost of revenue for the three months ended September 30, 2001 and 2000, respectively).

    Interest Income, net.  Interest income consisted primarily of interest earnings on our cash, cash equivalents and various investment holdings. Increases in interest income were due primarily from the investment of the net proceeds from our initial public offering in August 2000. Net interest income increased to $3.3 million for the quarter ended September 30, 2001 from $3.1 million for the quarter ended September 30, 2000.

    Provision for Income Taxes.  The effective tax rates for the quarters ended September 30, 2001 and 2000 were 37.0% and 41.4%, respectively. The effective tax rate in 2001 decreased primarily due to a higher percentage of our investments held in tax-exempt instruments. As we liquidate our tax-exempt investments, our effective tax rate may increase.

Nine Months ended September 30, 2001 and 2000

  Revenue

    Total revenue increased by 47.3% to $250.9 million for the nine months ended September 30, 2001 from $170.4 million for the nine months ended September 30, 2000. Approximately 89% of the increase in revenues from September 30, 2000 relate to product revenue, which increased to $223.3 million for the nine months, ended September 30, 2001 from $151.7 million for the nine months ended September 30, 2000. This increase reflects our continued leadership in the Director-class products, as well as acceptance of our new switch products introduced in 2001. Software and professional services revenue increased 125% to $14.6 million for the nine months ended September 30, 2001 from $6.5 million for the nine months ended September 30, 2000. Other revenues for the nine months ended September 30, 2001, including the ESCON service fee, increased 7% to $13.0 million for the nine months ended September 30, 2001 from $12.2 million for the nine months ended September 30, 2000. We anticipate that service revenue from EMC under the ESCON service agreement will decrease in future years.

  Gross Profit

    Gross profit increased by 6.0% to $94.4 million for the nine months ended September 30, 2001 from $89.0 million for the nine months ended September 30, 2000. The gross profit percentage decreased to 38% at September 30, 2001 from 52% at September 30, 2000. During the third quarter of 2001, the Company completed a thorough review of operations including an analysis of inventory transferred from its discontinued suppliers, a review of obsolescence, end-of-life inventories, on-going inventory commitments and the completion of a physical inventory. Based on this review, the Company identified and recorded an inventory-related charge of $14.7 million. There can be no assurance that additional inventory write-downs will not be needed in the future and future write-downs could have a material and adverse affect on the Company's future operating results. Excluding the $14.7 million inventory-related charge, the gross profit percentage of revenue decreased to 43.3% in the nine months ended September 30, 2001. This decrease in gross profit percentage was attributable primarily to increased manufacturing and inventory costs related to the introduction and initial production of our new products, increased costs of expediting delivery of components and higher than expected costs related to our die-cast chassis supplier.

  Operating Expenses

    Research and Development Expenses.  Research and development expenses were $34.9 million in the nine months ended September 30, 2001 compared with $27.8 million in the nine months ended September 30, 2000. The $7.0 million or 25.2% increase in expenses was primarily attributable to increased staffing levels, expenditures for prototype materials, design consulting services and other materials and services related to the design and development of new technology, and to new products and enhancements to our existing products.

    Selling and Marketing Expenses.  Selling and marketing expenses increased by 106.9% to $47.9 million for the nine months ended September 30, 2001 from $23.1 million for the nine months ended September 30, 2000. This increase was primarily attributable to increased sales force staffing, as the number of our sales force employees increased to 196 at September 30, 2001 from 94 at September 30, 2000. There were also increases in costs of marketing and public relations programs and expansion of our field offices and labs used for product demonstration and systems integration testing. This increase was part of the planned ramp-up of our direct assist sales organization and brand marketing in support of new products and channel expansion.

    General and Administrative Expenses.  General and administrative expenses increased by 163.9% to $13.1 million for the nine months ended September 30, 2001 from $5.0 million for the nine months ended September 30, 2000. This increase was due primarily to increased staffing levels, expenses related to the distribution of McDATA common stock by EMC, and costs of operating as a public company.

    Acquired In-Process Research and Development and Other Acquisition-related Costs. In connection with our acquisition of SANavigator in September 2001, we incurred non-recurring acquisition costs and integration-related charges. Additionally, a portion of the SANavigator purchase price was allocated to in-process research and development (IPR&D). This IPR&D was expensed at the time of purchase because technological feasibility had not been established and no future alternative use existed. The IPR&D charge totaled $7.2 million for the nine months ended September 30, 2001. There were no corresponding charges for the nine months ended September 30, 2000. The other acquisition-related charges recorded during the nine months ended September 30, 2001, related primarily to one-time consideration paid for the completion of ongoing employment arrangements with SANavigator employees.

    The IPR&D arose from SANavigator's on-going development of the next-generation of SANavigator software. This software is intended to significantly enhance the features of the current version of SANavigator software. The status of the development and the complexity of the work completed at the acquisition date consisted of several factors including the complexity of working with diverse servers and storage devices and integrating with other applications. Overall, SANavigator's IPR&D project was estimated to be approximately 40% complete. SANavigator estimated that the project would be completed at the end of 2001, after which time it expected to begin generating economic benefits from the completed product. In total, costs to complete the IPR&D are expected to be approximately $2.1 million. The nature of the efforts to develop the acquired technologies into a commercially viable product consists principally of designing and testing activities, including qualification. Failure to bring this product to market in a timely manner could result in a loss of market share or a lost opportunity to capitalize on emerging markets and could have a material adverse impact on our business and operating results.

    Amortization of Deferred Compensation.  In prior periods, we recorded deferred compensation in connection with stock options grants. In addition, during the nine months ended September 30, 2001, stock awards were granted to certain employees of SANavigator contingent upon their continued employment. These awards were recorded as deferred compensation. We are amortizing all deferred compensation on a straight-line basis over the vesting period of the applicable options and awards, resulting in amortization expense of $6.4 million during the nine months ended September 30, 2001 and $6.1 million during the nine months ended September 30, 2000 (of which approximately $1.3 and $1.4 million was included in cost of revenue for these nine month periods ended September 30, 2001 and 2000, respectively).

    Interest Income, net.  Interest income consisted primarily of interest earnings on our cash, cash equivalents and various investment holdings. Increases in interest income were due primarily from the investment of the net proceeds from our initial public offering in August 2000. Net interest income increased to $11.7 million for the nine months ended September 30, 2001 from $3.2 million for the nine months ended September 30, 2000. If interest rates continue to decrease, interest income may decrease in future periods.

    Provision for Income Taxes.  The effective tax rates for the nine months ended September 30, 2001 and 2000 were 37.0% and 41.3%, respectively. The effective tax rate in 2001 decreased primarily due to a higher percentage of our investments held in tax-exempt instruments. As we liquidate our tax-exempt investments, our effective tax rate may increase.

Liquidity and Capital Resources

    Net cash used by operating activities was $14.3 million for the first nine months of 2001, reflecting net increases in working capital components, particularly inventory related to the introduction and initial shipments of products introduced in 2001.

    Net cash used in investing activities for the first nine months of 2001 was $89.7 million, related to net purchases of long-term investments, purchases of property and equipment and the third-quarter acquisition of SANavigator, Inc. for $29.75 million.

    Net cash provided by financing activities for the first nine months of 2001 totaled $1.3 million, reflecting proceeds from the exercise of employee stock options, partially offset by repayment of capital lease obligations.

    Our principal sources of liquidity at September 30, 2001 consisted of our cash and short-term investment securities on hand, which totaled approximately $219 million, and our equipment financing arrangements, which totaled approximately $3.1 million. Borrowings under our equipment financing arrangements are secured by the related capital equipment and are payable through 2004. In addition, long-term investment securities totaled $81.0 million.

    We believe our existing cash and short-term investment balances will be sufficient to meet our capital and operating requirements at least through the next twelve months, although we could be required, or could elect, to seek additional funding prior to that time.

    Inventories increased 58.4% from December 31, 2000 to September 30, 2001. Inventory turns, excluding the $14.7 million inventory-related charge during the third quarter of 2001, were 5.4 at September 30, 2001 and 6.6 at December 31, 2000. The inventory levels and inventory turns reflected new product introductions and purchases of certain components with long lead times. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times versus the risk of inventory obsolescence because of rapidly changing technology and customer requirements.

    On February 9, 2001 (and amended on May 18, 2001 and November 9, 2001), we entered into a lease and associated agreements with Deutsche Bank AG, New York Branch ("Deutsche Bank") for the lease of a 167,000 (approx.) square foot multi-story office and engineering building to be constructed on a 106 acre parcel of land located in Broomfield, Colorado. Construction must be completed no later than February 2003. As part of the transaction, we have guaranteed a residual value of the facility to Deutsche Bank of approximately 85% of the total original cost. We have agreed to restrict up to $63 million of our investment securities as collateral for our specified obligations under the lease. These investment securities are restricted as to withdrawal and are managed by a third party subject to certain limitations. In addition, the lease agreement requires that the Company maintain compliance with certain affirmative and negative covenants, representations and warranties, including certain defined financial covenants. As a result of various charges in the quarter ended September 30, 2001, the fixed charge coverage ratio covenant with Deutsche Bank was not met. On November 9, 2001, Deutsche Bank waived the noncompliance and redefined the fixed charge coverage ratio to exclude certain one-time non-cash charges.

    Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development of new products and expansion of sales and marketing, the timing of new product introductions and enhancements to existing products, and market acceptance of our products.

Risk Factors

RISKS RELATED TO OUR BUSINESS

Recent risks related to the economy, terrorist attacks and inventory

    The economic slowdown in 2001 and the September 11, 2001 terrorist attacks may delay purchasing decisions and capital spending by our customers. This may have a material adverse affect on our revenues. During the first and second quarters of 2001, we experienced increased manufacturing and component costs related to the transition to multiple product lines, and quality issues on parts. Specifically, we incurred costs and delays related to some mechanical features of our low-end and mid-range switch products. Also, we incurred additional costs related to our die-cast chassis for such products. During the third quarter of 2001, we continued to use such high cost inventory which negatively affected our gross margins. Additionally, during the third quarter of 2001, we completed a thorough review of our operations including an analysis of inventory transferred from our discontinued suppliers, a review of obsolescence, end-of-life inventories, on-going inventory commitments and the completion of a physical inventory. Based on this review, we recorded a $14.7 million inventory charge. There can be no assurance that additional inventory write-downs will not be needed in the future and future write-downs could have a material and adverse affect on our future operating results. Finally, our die cast chassis supplier for our low-end and mid range switch products experienced financial difficulties and, during 2001, we supplied an interim financing guarantee in the amount of $925,000 to the lender of that supplier which was drawn upon on October 30, 2001. We have secured a new chassis supply source and are not obligated to provide any additional financing for the benefit of the previous supplier.

We incurred losses in third quarter 2001 and may not sustain profitability in the future.

    We incurred a substantial loss in third quarter 2001. Our future operating results will depend on many factors, including the growth of the Fibre Channel market, market acceptance of new products, demand for our products and levels of product, price competition and reaching targeted costs for our products. In addition, we expect to incur continued significant product development, sales and marketing, and general and administrative expenses.

SANavigator Acquisition

    In late September 2001, we closed our acquisition of the assets of SANavigator. Sanavigator is in the early stages of selling its software product. Factors that may affect the financial success of SANavigator include our ability to quickly complete integration of SANavigator operationally, our ability to ramp software sales quickly and our ability to retain managerial, technical and sales talent.

We depend on two key distribution relationships for most of our revenue and the loss of either of them could significantly reduce our revenues.

    We depend on EMC for most of our total revenue. Sales and services to EMC, which is an original equipment manufacturer customer, represented approximately 68% of our revenue, excluding ESCON service revenue, for the quarter ended September 30, 2001. In addition, IBM represented approximately 14% of our total revenue for the same period. We anticipate that our future operating results will continue to depend heavily on sales to EMC and IBM. Therefore, the loss of either EMC or IBM as a customer, or a significant reduction in sales to either EMC or IBM in any fiscal period, could significantly reduce our revenue.

A large percentage of our quarterly sales occur at the end of the quarter, contributing to possible quarterly fluctuations in revenue that could adversely affect our operating results.

    Our quarterly results have historically reflected an uneven pattern in which a disproportionate percentage of a quarter's total sales occurs in the last month, weeks or even days of each quarter. This pattern makes the prediction of revenue, earnings and working capital for each financial period especially difficult and increases the risk of unanticipated variations from budgeted quarterly results and financial condition. Additional factors that affect us and which could cause our revenue and operating results to vary in future periods include:

  •
  the size, timing, terms and fluctuations of customer orders, particularly large orders from our significant original equipment manufacturer (e.g. EMC) or reseller customers (e.g. IBM);

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

    During the quarter ended September 30, 2001, we derived approximately 64% of our revenue from sales of our Director-class products. We expect that revenue from our Director-class products will continue to account for a substantial portion of our revenue for the foreseeable future. Therefore, continued market acceptance of this product and its successor products is critical to our future success. Factors such as performance, market positioning, the availability and price of competing products, the introduction of new technologies and the success of our original equipment manufacturers, reseller and systems integrator customers will affect the market acceptance of our products.

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

    We are currently developing next generation products that contain untested devices and subassemblies. As with any development, there are inherent risks should such devices or subassemblies require redesign or rework.

If we fail to expand our distribution channels and manage our distribution relationships, our revenue could be significantly reduced.

    Our success will depend on our continuing ability to develop and manage relationships with significant original equipment manufacturers, resellers and systems integrators, as well as on the sales efforts and success of these customers. We cannot assure you that we will be able to expand our distribution channels, manage our distribution relationships successfully or that our customers will market our products effectively. Our failure to expand our distribution channels or manage successfully our distribution relationships or the failure of our OEM and reseller customers to sell our products could reduce our revenue. In particular, we must increase product sales through systems integrator and distributors to obtain higher margins.

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

    We rely on SCI Systems Inc. (SCI) to manufacture all of our circuit boards and to perform extensive testing and assembly of our products. We do not have a long-term supply contract with this manufacturer and, therefore, it is not obligated to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order. We generally place orders for circuit boards with our contract manufacturer approximately four to five months prior to the anticipated delivery date, with order volumes based on forecasts of demand for our products. If we fail to forecast demand for our products accurately, we may be unable to obtain adequate manufacturing capacity from our contract manufacturer to meet our customers' delivery requirements, or we may accumulate excess inventories. We may be unable to respond adequately to unexpected increases in customer purchase orders, and therefore be unable to benefit from this incremental demand. Our contract manufacturer has not provided assurances to us that adequate capacity will be available to us within the time required to meet additional demand for our products. We are in the process of implementing an "outsourcing-focused" manufacturing model with our contract manufacturer. This effort will take time and further contract negotiations.

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

    The market for storage area networks, or SANs, and related products has only recently begun to develop and continues to evolve. Because this market is relatively new, it is difficult to predict its potential size or future growth rate. Our Director-class products, from which we derived approximately 64% of our total revenues in the quarter ended September 30, 2001, are used extensively in SANs. Accordingly, continued widespread adoption of SANs as an integral part of data-intensive enterprise computing environments is critical to our future success. Potential end-user customers who have invested substantial resources in their existing data storage and management systems may be reluctant or slow to adopt a new approach, like SANs. Our success in generating net revenue in this developing market will depend on, among other things, our ability to:

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

    Our success depends to a significant degree upon the continued contributions of our key management, technical, sales and marketing, finance and operations personnel, many of whom would be difficult to replace. In particular, we believe that our future success is highly dependent on John F. McDonnell, our Chief Executive Officer and the Chairman of our Board of Directors. In addition, our engineering and product development teams are critical in developing our products and have developed important relationships with customers and their technical staffs. The loss of any of these key personnel could harm our operations and customer relationships. We do not have key person life insurance on any of our key personnel.

    We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing, and finance and operations personnel. As we increase our production and sales levels, we will need to attract and retain additional qualified skilled workers for our operations. In recent years there has been great demand among companies in the technology industry for these personnel. In particular, competition for these personnel has become increasingly intense in the greater Denver, Colorado metropolitan area, where we have our headquarters and certain of our manufacturing facilities, and the greater Toronto, Canada and San Jose, California metropolitan areas, where we have engineering groups. We cannot assure you that we will continue to be able to attract and retain qualified personnel, or that delays in hiring required personnel, particularly engineers, will not delay the development or introduction of products or negatively impact our ability to sell our products.

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

    In October 1997, in connection with the reorganization of our business, we entered into certain agreements with EMC relating to our business relationship with EMC after the 1997 reorganization. In addition, we have entered into agreements with EMC relating to our relationship with EMC after the completion of our initial public offering in August 2000 and the distribution by EMC of our Class A common stock in February 2001. We have also entered into an OEM Purchase and License Agreement with EMC that governs EMC's purchases of our products and grants EMC rights to use, support and distribute software for use in connection with these products. The agreement does not provide for the purchase of a guaranteed minimum amount of product. These agreements were negotiated and made in the context of our prior parent-subsidiary relationship. As a result, some of these agreements may have terms and conditions, in the case of the OEM agreement, including the terms of pricing, that are less beneficial to us than agreements negotiated with unaffiliated third parties. Sales and services revenue from EMC represented approximately 68% of our revenue, excluding ESCON service revenue, for the quarter ended September 30, 2001. In addition, in some instances, our ability to terminate these agreements is limited, which may prevent us from being able to negotiate more favorable terms with EMC or from entering into similar agreements with third parties.

We depend heavily on EMC as our key OEM customer; if our relationship with EMC adversely changes, our revenue will be significantly reduced.

    For the quarter ended September 30, 2001, our revenues from EMC represented approximately 68% of our total revenue, excluding ESCON service revenue. In addition, during the same period, revenue under our service agreement with EMC Corporation, pursuant to which we manufacture and supply ESCON switching devices for IBM, represented approximately 2% of our total revenue. EMC has recently agreed to resell products offered by two of our competitors, and nothing restricts EMC from expanding those relationships in a manner that could be adverse to us. If our business relationship with EMC ends or significantly changes, resulting in reduced sales to EMC, our revenue will be significantly reduced.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risks

    We are exposed to market risk, primarily from changes in interest rates, foreign currency exchange rates and credit risks.

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

    The Company, two current officers and a former officer have been named as defendants in purported securities class-action lawsuits filed in the United States District Court, Southern District of New York. The first of these lawsuits, filed on July 20, 2001, is captioned Gutner v. McDATA Corporation, Credit Suisse First Boston, Merrill Lynch, Pierce Fenner & Smith Incorporated, Bear, Stearns & Co., Inc., FleetBoston Robertson Stephens et al., No. 01 CIV. 6627. Three other similar suits have been filed against the Company. The complaints are substantially identical to numerous other complaints filed against other companies that went public over the last several years. These lawsuits generally allege, among other things, that the registration statements and prospectus filed with the SEC by such companies were materially false and misleading because they failed to disclose (a) that certain underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of shares in connection with the initial public offerings ("IPOs") and (b) that certain of the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate IPO shares in exchange for which the customers agreed to purchase additional company shares in the aftermarket at pre-determined prices. The complaints relating to the Company allege claims against the Company, two of the Company's current officers, a former officer of the Company, and Credit Suisse First Boston, the lead underwriter of the Company's August 9, 2000 initial public offering, under Sections 11 and 15 of the Securities Act of 1933, as amended. The complaints also allege claims solely against Credit Suisse First Boston and the other underwriter defendants under Section 12(a)(2) of the Securities Act of 1933, as amended, and claims against the individual defendants under Section 10(b) of the Securities Exchange Act of 1934, as amended. We believe that the lawsuits are without legal merit and intends to defend them vigorously.

ITEM 2. Changes in Securities and Use of Proceeds

    None.

ITEM 3. Defaults Upon Senior Securities

    None.

ITEM 4. Submission of Matters to a Vote of Security Holders

    The annual meeting of the Company's stockholders was held on August 1, 2001. At that meeting, three proposals were submitted to a vote of the Company's stockholders. Proposal 1 was a proposal to elect one director (with John Gerdelman being a nominee) to serve until the 2004 Annual Meeting of Stockholders. Proposal 2 was a proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants for the fiscal year ending December 31, 2001. Proposal 3 was a proposal to approve the amendment to the Company's Stock Option Plan. For further information regarding the annual meeting, please see the Company's Proxy Statement on Schedule 14A filed on June 6, 2001.

	Number of Votes
Proposal	For	Against	Abstain/ Withhold	Broker Non-Vote
Proposal 1—Election of director: John Gerdelman	70,544,807	—	—	—
Proposal 2—Ratification of PricewaterhouseCoopers LLP appointment	70,462,031	280,265	63,600	—
Proposal 3—Approval of amendment to Stock Option Plan	41,230,534	12,212,516	215,019	17,147,827

Consequently, all proposals were passed by stockholders.

ITEM 5. Other Information

    In early November, we announced that we had entered into a three year OEM agreement with Compaq Computer Corporation for the sale of certain of our products.

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
(10.4)	Services Agreement dated as of October 1, 1997 by and among EMC Corporation, McDATA Holdings Corporation and the Company
(10.5)	Letter Agreement dated April 19, 1999 by and between the Company and McDATA Holdings Corporation
(10.6)	Technology Rights Agreement dated as of October 1, 1997 by and among the Company, EMC Corporation and McDATA Holdings Corporation
(10.7)	Amended and Restated Tax Sharing Agreement dated as of May 31, 2000 by and among EMC Corporation, McDATA Holdings Corporation and the Company
(10.8)	Form of Master Transaction Agreement entered into by and among the Company and EMC Corporation dated May 31, 2000
(10.9)	Form of Indemnification and Insurance Matters Agreement entered into by and among the Company and EMC Corporation dated May 31, 2000
(10.10)	Master Confidential Disclosure and License Agreement dated as of May 31, 2000 by and among the Company and EMC Corporation
(10.11)+	Reseller Agreement dated as of February 22, 2000 by and between International Business Machines Corporation and the Company
(10.12)	Amendment Number One to the Resale Agreement dated September 30, 2000 by and between International Business Machines Corporation and the Company
(10.13)+	OEM Purchase and License Agreement dated as of May 19, 2000 by and between EMC Corporation and the Company
(10.13.1)+	Amendment to OEM Purchase and License Agreement dated as of June 21, 2001, by and between EMC Corporation and the Company
(10.14)+	Development Agreement dated as of May 19, 2000 by and between EMC Corporation and the Company
(10.15)+	Manufacturing Agreement dated as of June 17, 1992 by and between SCI Systems, Inc. and the Company
(10.16)+	OEM and License Agreement dated as of April 27, 1999 by and between Brocade Communication Systems, Inc. and the Company
(10.17)	Lease dated September 12, 1997 by and between the Company and WHLNF Real Estate Limited Partnership
(10.18)	Lease dated November 2, 1999 by and between the Company and the Mills Family LLC
(10.19)	Lease dated May 28, 1997 by and between the Company and 1211486 Ontario Limited
(10.19.1)	Lease dated October 6, 2000, by and between the Company and Amber Drive I, LLC (Filed in Form 10-Q for the fiscal quarter ended September 30, 2000)
(10.19.2)	Lease dated February 9, 2001 by and between the Company and Deutsche Bank (Filed in Form 10-K for the fiscal year ended 2000)
(10.19.3)	Participation Agreement dated February 9, 2001 by and between the Company and Deutsche Bank (Filed in Form 10-K for the fiscal year ended 2000)
10.19.4	Second Amendment to Participation Agreement dated November 9, 2001 by and between the Company and Deutsche Bank
(10.20)*	Form of Severance Agreement
(10.21)*	1997 Stock Option Plan
10.21.1	*	2001 McDATA Equity Incentive Plan
(10.22	)*	Form of Stock Option Agreement for 1997 Stock Option Plan
(10.23	)*	Description of the Company's Management Bonus Program
10.24		Asset Purchase Agreement dated August 31, 2001 by and among the Company, SANavigator, Inc., Western Digital Corp., and Connex Inc.

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

(b)
Reports on Form 8-K filed during the third quarter of 2001 and through the filing of this Form 10-Q:

    We filed a Current Report on Form 8-K dated September 7, 2001 to report the signing of an asset purchase agreement to acquire substantially all of the assets of SANavigator, Inc.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MCDATA CORPORATION
November 14, 2001	By:	/s/ JANET K. COOPER Janet K. Cooper Chief Financial Officer and Vice President of Finance and Administration (Principal Financial and Chief Accounting Officer)