Form 10-K405
period 2001-12-31
MCDATA CORP
filed 2002-03-13
CIK 731502

Use these links to rapidly review the document
McDATA Corporation Form 10-K TABLE OF CONTENTS
McDATA CORPORATION INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                              to

Commission File No. 000-31257

McDATA Corporation
(Exact name of registrant as specified in its charter)

A Delaware Corporation	84-1421844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

380 Interlocken Crescent, Broomfield, Colorado 80021
Telephone Number (303) 460-9200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Each Exchange on Which Registered
McDATA Class B Common Stock ($0.01 per share, par value)	Nasdaq National Market

Securities registered pursuant to Section 12(g) of the Act:
McDATA Class A Common Stock
($0.01 per share, par value)
Nasdaq National Market

        At March 1, 2002, 81,000,000 shares of the registrant's Class A Common Stock were outstanding and approximately 31,942,267, shares of the registrant's Class B Common Stock were outstanding. At March 1, 2002, the aggregate market value of the registrant's Class A Common Stock held by non-affiliates was approximately $1.31 billion and the aggregate market value of the registrant's Class B Common Stock held by non-affiliates was approximately $335 million.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

McDATA Corporation
Form 10-K

TABLE OF CONTENTS

McDATA Corporation
FORM 10-K

Special Note Regarding Forward-Looking Statements

        Some of the information presented in this Annual Report on Form 10-K (the "Annual Report") contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Although McDATA Corporation ("McDATA" or the "Company", which may also be referred to as "we," "us" or "our") believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its businesses and operations, there can be no assurance that actual results will not differ materially from our expectations. Factors that could cause actual results to differ materially from expectations include:

  •
  changes in our relationship with EMC Corporation, or EMC, and International Business Machines Corporation, or IBM, and the level of their orders;

  •
  our ability to successfully sell SANavigator software;

  •
  the impact of the general economic slowdown and the recent terrorist attacks on purchasing decisions by customers and capital spending;

  •
  our ability to complete the manufacturing review plan and the successful implementation of an "outsourcing-focused" manufacturing model;

  •
  additional manufacturing and component costs and production delays that we may continue to experience as we continue the transition to new products and multiple product lines;

  •
  our ability to expand sales into higher margin channels through systems integrator and distributors;

  •
  a loss of any of our key customers (and our OEMs' key customers), distributors, resellers or our manufacturers;

  •
  our ability to expand our product offerings and any transition to new products (including a 2 gigabit product line and higher port density products);

  •
  the impact and uncertainty of typically having most of our sales volume occur in the last month, and a significant amount in the last two weeks, of each fiscal quarter;

  •
  component quality and availability;

  •
  any change in business conditions, our sales strategy or product development plans;

  •
  competition in the storage area network and director and switch markets (including competitive pricing pressures);

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

Part I

BUSINESS

Who We Are

        McDATA Corporation is a leading provider of open storage networking solutions and provides highly available, scalable and centrally managed storage area networks (SANs) that address enterprise-wide storage problems. McDATA's core-to-edge enterprise solutions consist of hardware products, software products and professional services. McDATA's SAN solutions improve the reliability and availability of data, simplify the management of SANs and reduce the total cost of ownership. As companies migrate from server-centric to storage-centric environments, they will require SAN solutions and a comprehensive family of products that span their enterprise from the core of their data center to the very edge of their fabric. McDATA Corporation was reorganized and incorporated in the state of Delaware in October of 1997.

Hardware Products

        At the core of an enterprise's data center, we are the leading provider of high availability SAN directors with our 6000 Series Core Director, the 64-port ED-6064. The distinction between a director- class environment and a simple combined or clustered switching solution environment is significant at the core. Directors offer full redundancy, "five-nines" (99.999%) of availability—a result of our near instantaneous fail-over recovery, ultra-high predictive performance provided by our non-blocking architecture, security and highly integrated centralized management provided through our software management tools. This provides customers with the most scalable, highest performance and highest availability solution to use for their SAN. The ED-6064 also provides optimal port granularity with four ports per module and 16 swappable modules per chassis for a total of 64 ports. In the rare event of a single port failure, only one port module in a director would be affected and can be replaced without network disruption unlike a similar failure with a combined or clustered switching solution that has sixteen ports per module. In addition, the extensibility and openness of our architecture provides customers with unrivaled investment protection by providing a platform that can be upgraded to new performance levels and protocols.

        For the department level of an enterprise, we offer our 3000 Series Fabric Switches, the 32-port ES-3032 and the 16-port ES-3016, and for the workgroup level or edge of the fabric, we offer our 1000 Series 8-port (plus 1 bridge port) Edge Switch, the ES-1000, which supports arbitrated loop. Our department and workgroup level fabric switches offer enhanced availability features unique in the marketplace. Our core-to-edge family of products is further complimented by the bridges, routers and host bus adapters we source from third parties.

        We also sell our Fabricenter™ Cabinet that can house multiple directors and switches, addressing and optimizing space and connectivity issues for our customers and partners. To address investment protection, all of our hardware products are backward and forward compatible.

Software Products

        Through our Epoch™ Software Architecture, or EpochSA, we offer end-to-end total open SAN management through a layered software approach. Our SANavigator™ software provides complete SAN monitoring, management, visualization and control of multi-vendor fabric environments. Our Enterprise Fabric Connectivity Manager, or EFCM, software systematically simplifies the setup and configuration of a SAN with our directors and switches and provides fabric level SAN management and administration. Both SANavigator™ and EFCM software can be run locally on the server platform or remotely on any network-attached user workstation in the enterprise. We plan to integrate certain of the features of EFCM into SANavigator™ in 2002.

        Our Product Manager, or PM, software provides device level management and administration of our directors and switches. Our Enterprise Operating System,™ or E/OS, software is embedded in our directors and switches and forms the foundation for our Core-to-Edge Enterprise Architecture providing a myriad of advanced services to upper layers of software applications including non-disruptive software code loads (HotCAT™). Finally, our FICON Management Server software is available with our 6000 Series Directors to provide mainframe customers with automated control of FICON storage networks through a single user interface.

Professional Services and Solutions

        Backing our customers with one of the most experienced and comprehensive SAN consulting organizations in the industry, our Professional Services group helps customers create and implement a SAN that best meets their business objectives and IT strategy. Our full line of service offerings and state-of-the-art tools such as ProSADA™ allow our customers to efficiently plan, implement, and manage complex SANs world wide. We provide customers with complete turnkey solutions that solve critical customer problems such as e-mail and data protection allowing the customers to focus on their business mission with the assurance of high availability and functionality. We also provide technology-centric, vendor-neutral SAN training to IT professionals through our Learning Services group. Our training emphasizes system-level solutions by teaching IT professionals the skills necessary to be effective in today's multi-vendor, heterogeneous SAN environments.

        Our directors, switches, and software enable enterprises to connect and centrally manage large numbers of storage and networking devices. These products enable business enterprises to cost-effectively manage growth and storage capacity requirements, improve the networking performance of their servers and storage systems, and scale the size and scope of their SAN or other information infrastructure while allowing them to operate data-intensive applications on the SAN.

        We sell our products through industry leading OEMs and resellers, including EMC, IBM, Hitachi Data Systems, or HDS, Hewlett-Packard Company, or HP, and Compaq Computer Corporation, or Compaq, as well as distributors and systems integrators around the globe. Our goal is to build on our leadership position in providing director class devices to become the leading provider of a full range of switching, software and professional services solutions for the entire business enterprise.

Industry Background

        During the past decade, the volume and value of data created throughout business enterprises has increased dramatically. As a result, the demand for data storage capacity has exploded as enterprises increasingly need to access, process and manipulate data that is critical to their businesses. This growth in the volume of data storage has been driven by a number of factors including:

  •
  the rapid expansion of data intensive applications such as e-mail, data mining and enterprise resource planning;

  •
  the increase in complexity of enterprise computing environments and use of multiple, incompatible servers and operating systems;

  •
  the need to store redundant copies of enterprise data for business continuance applications;

  •
  the increase in the number of users accessing the network;

  •
  the growth of e-commerce;

  •
  the rapid growth of web hosting, digital video and other multimedia applications and the increasing complexity and volume of enterprise data; and

  •
  the decline in the cost of storage as a result of advances in storage technology.

        In addition, organizations have recognized that rapid and reliable access to enterprise data 24 hours a day, 7 days a week (24×7), 365 days a year is essential to operating a business. The growing dependence on data for fundamental business processes has greatly increased the number of input-output data storage transactions required of storage servers and systems. The continued deployment of client-server and Internet-based applications combined with the rapid growth of enterprise data has placed significant strain on traditional data storage architectures. Furthermore, the increased use of open-system computing environments, which link multiple applications, files and databases to networked computers, makes the task of data management increasingly difficult. As a result, data storage products and services have accounted for an increasing percentage of business enterprises' information technology budgets and management resources.

        Business enterprises have historically attempted to support and manage data requirements by directly attaching storage devices to the individual servers on a local area network, or LAN. Servers communicate in this direct attached environment using the small computer systems interface, or SCSI. The SCSI protocol, however, has several drawbacks, including a short transport distance, limited performance and capacity of the connection, limited configuration flexibility, low reliability and inability to support more than a limited number of connections. The result has been significant congestion at the point of communication between storage systems and servers.

        To address the limitations of traditional server-to-storage connections, Fibre Channel technology and related industry standards evolved in the early 1990's as a means to facilitate high-performance storage connectivity. Fibre Channel technology supports large data transfers at transmission speeds of one billion bits, or one gigabit, per second (and will support transmission speeds of two gigabits per second in 2002), and is therefore well-suited for data transfers between storage systems and servers, with guaranteed delivery and transmission distances of up to 20 kilometers. "Fibre" refers to the optical or copper cable through which the communication among data storage systems and workstations, servers and other peripherals flows. Connecting network devices through Fibre Channel technology enables the efficient and reliable transfer of data from one network device to another, allowing access from any server to any storage device on the network. Fibre Channel offers the connectivity, distance and access benefits of a network, combined with the high performance and increased capacity of a channel. Since its introduction, Fibre Channel technology has earned widespread acceptance from industry and independent testing organizations.

The Emergence of SANs

        The introduction of Fibre Channel technology to facilitate high performance storage connectivity has facilitated the development of SANs. SANs enable fast, efficient and reliable transfer of data between multiple storage devices and servers to improve the management of data within a business enterprise. SANs also permit the traffic from storage applications to be handled outside of the LAN by decoupling computer storage systems from servers, which enhances the LAN's performance. SANs advance the traditional SCSI-based direct attached storage and server configuration to a network of storage devices that can be accessed by multiple servers and network users, significantly increasing the performance and availability of enterprise data storage.

        SANs are typically configured in either a switched fabric or arbitrated loop topology. Two or more Fibre Channel directors/switches can be interconnected in such a way that data can be physically transmitted between any two ports on any of the directors/switches, which is referred to as a "fabric." Fabrics allows business enterprises to connect any device on the network to any other device on the network. Optimally, fabrics have directors at the core of the enterprise with switches deployed to the edge of the enterprise. Fabric switching configurations enable every device on the network to have full network bandwidth. Arbitrated loop topology is the simplest SAN configuration, which interconnects up to approximately 126 devices on the network. In an arbitrated loop configuration, unlike a fabric configuration, all devices share available network bandwidth on the network, resulting in decreased performance as the number of devices in the loop increases.

        A SAN incorporates one or more classes of networking devices that connect the SAN with server and storage devices. These devices are:

  •
  Core Director—the backbone device that enables the broadest connectivity of servers and storage devices in a SAN configuration. It has the highest bandwidth performance and provides the highest number of ports per size of device (referred to as port density) of all SAN networking devices. A director class device, unlike other types of SAN networking switch devices, has incorporated throughout its design fault tolerant technology and redundancy, which allows the director to continue performing its function if one or more of its components fail—resulting in near instantaneous recovery. The redundancy is achieved by including spare or backup components in the architecture of the director so that, in the event of failure of a functioning director component, the back-up component assumes the function of those failed components. Core directors support a highly scalable fabric configuration and provide a highly available platform for a centralized SAN management system.

  •
  Fabric Switch—a device that addresses typical department and workgroup level requirements to connect a range of server and storage devices with less capability than a core director. SAN switches provide increased flexibility in building larger SAN configurations and higher performance than storage hubs. Typical configurations connect a limited number of servers with multi-hundred gigabyte storage arrays.

  •
  Edge Switch/Hub—a networking device that addresses entry level, or workgroup, performance requirements. Edge switches/hubs link servers with storage devices in an arbitrated loop configuration in which all devices on the network share available bandwidth. Some switches/hubs offer basic device level management but typically do not offer fabric or centralized SAN management. Typical workgroup configurations use a switch/hub to connect one to four servers with one or two storage array devices.

        To date, many Fibre Channel SAN solutions are deployed only within particular areas of an end-customer organization, as opposed to a deployment on an enterprise-wide basis. This localized deployment requires that each SAN be administered and managed locally, which hinders access to and sharing of information on a centrally-managed enterprise-wide basis.

        As organizations deploy SANs across the enterprise, they seek to address the following requirements:

  •
  Scalability—Provide the ability to scale. Enterprises deploy SANs in order to provide the ability to scale servers and storage capacity independently, connecting hundreds of storage devices or subsystems to multiple servers, allowing users to scale and upgrade the capabilities of their information infrastructures for demanding enterprise data needs.

  •
  Interoperability—Ensure multi-vendor compatibility and interoperability. Enterprises require SAN infrastructure interoperability, which allows them to integrate SAN products into existing storage architectures, thereby preserving investments in legacy equipment, including both open systems (FICON) and mainframes (ESCON).

  •
  Availability—Offer on-demand (24×7) availability to data. Enterprises demand SAN products that are designed with significant high (24×7) availability, functionality and features that address the demand for information infrastructures with substantial fault tolerance and higher availability of data.

  •
  Manageability—Reduce Cost of Ownership. Enterprises require SAN management products designed to provide centralized monitoring and control of storage and networking devices across the enterprise. This enables enterprise users to minimize downtime by monitoring, detecting, isolating and troubleshooting faults as they occur, thereby lowering the total cost of ownership as SAN resources are utilized more efficiently. Additionally, SAN management tools increase the efficiency of managing complex SAN environments thereby reducing the requirements for highly skilled IT personnel.

  •
  Performance—Optimize performance in an increasingly complex information infrastructure. Enterprises rely on SANs to provide multiple users simultaneous access to stored data over independent paths within the SAN. This permits access to data by more users than is possible with traditional storage architectures. SAN directors and switches need to provide high port count and throughput capability. These features enable higher performance and more cost effective scaling because more devices can be connected than with clustered switches.

        In order to address these requirements, organizations are increasingly adopting an enterprise-wide strategy to SAN deployment, requiring SAN infrastructure providers to adopt features and practices that deliver on the full promise of SANs.

The McDATA Solution

        We are a leading provider of high availability SAN hardware and software for connecting servers and storage devices from the core to the edge of an enterprise's data infrastructure. We combine experience in designing, developing and manufacturing high performance SAN solutions with a knowledge of business critical applications, service and support to solve complex business problems facing an enterprise's data infrastructure. Our solutions include hardware and software products, methodologies and education that enable businesses to scale their operations globally through a comprehensive, manageable, flexible data infrastructure that is optimized for rapid deployment and responsiveness to customer needs. We believe that the completeness of our hardware, software and services necessary to provide interoperable SAN solutions has allowed us to be the first company to offer true core-to-edge enterprise SAN solutions to our customers. The advantages of our solutions include the following:

  •
  Scalability—Dynamic Growth. Our solutions are designed to enable users to consolidate, add or reconfigure servers and storage devices within an enterprise-wide network of data storage and switching devices. The architecture of our products is designed to permit businesses to expand their computing and storage resource needs without causing business interruption or a decline in overall storage system performance.

  •
  Connectivity—Interoperability. We are committed to industry standards-based interoperability and we are at the forefront of providing products that interoperate with the majority of popular servers, storage devices and switching devices in a heterogeneous environment. Our products are designed to protect customers' investment in their information infrastructure.

  •
  Availability—Information Anywhere, Anytime. Our SAN solutions are designed to offer users a reliable and a highly available information infrastructure. Our products are designed to provide maximum availability by using fault-tolerant technology incorporating redundant components in the architecture of the product. Our core directors offer internally redundant capabilities that enable customers to run their businesses on a 24x7 basis with 99.999%, or "five-nines," operational availability.

  •
  Manageability—Comprehensive Control for Low Total Cost of Ownership. Our network management and switching software solutions are designed to enable customers to manage their entire SAN fabric from a central point. For example, our SANavigator™ software proactively monitors, manages and controls SANs in a multi-vendor fabric environment. Likewise, our EFCM and SANavigator software is designed to minimize downtime by proactively monitoring, detecting and isolating fabric conditions that may interrupt the access to or availability of data. Our software solutions are easy to install and operate, and have powerful, built-in diagnostic capabilities designed to enhance troubleshooting methods that reduce the time it takes to restore a fabric to full operation. Product features simplify the overall administration, service and support of the infrastructure, permitting more efficient use of personnel and increased data availability.

  •
  Performance—Industries Best Price Performance. Our products are designed to offer maximum performance throughout a fabric as the increase in business applications drives growth in storage and server connections. McDATA's serial crossbar architecture provides one of the fastest, most predictive switch performance available today. We have also engineered and deployed the technology for our products to provide customers with more data transmission ports per device. This results in a lower price per port than similarly sized products with fewer ports that must be networked together in order to provide the same number of available ports.

The McDATA Strategy

        We are focused on becoming the leading provider of enterprise-wide SAN switching solutions. The key elements of our strategy are the following:

  •
  Capitalize on our market leadership. We intend to capitalize on our market leadership in providing SAN backbone director-class devices through continual enhancement of our existing products and the development of new products. We have experience in developing high availability switching solutions that are essential to business computing, including SAN solutions and other information infrastructures.

  •
  Provide the leading, comprehensive enterprise-wide SAN solution. We believe we are the only company that provides a comprehensive enterprise-wide SAN solution from the core to the edge of the enterprise through our director, switch and software product offerings. We intend to leverage our complete family of core-to-edge solutions to enable more customers to architect, design and deploy large-scale, centrally-managed, enterprise-wide SANs with a high level of infrastructure availability, performance and manageability.

  •
  Lead the ESCON to FICON migration. We delivered the first highly available ESCON director to IBM in 1994 and supplied the vast majority of ESCON directors installed in data centers worldwide. Through our FICON Management Server software, we provide a comprehensive easy-to-use software solution that allows automated control of both FICON and ESCON storage networks. As mainframe customers migrate from IBM's original protocol, ESCON, to FICON, they can purchase our 6000 Series Director for the core of their SAN and have seamless software management of both protocol environments. FICON is designed to provide Fibre Channel connectivity to mainframe storage devices resulting in enhanced network performance and more efficient management.

  •
  Extend leadership in interoperability. Our leadership in the Open Standards Fabric Initiative (OSFI) and our continued investment in our interoperability efforts will enable us to support standards for new SAN market opportunities. We intend to lead the development and establishment of the next generation of standards for the SAN and information infrastructure industry. We have developed and operate a state-of-the-art interoperability lab that enables us to develop products that we qualify and certify as interoperable with a wide variety of SAN and other information infrastructures.

  •
  Provide complete software fabric solutions. We acquired the SANavigator software to offer market-leading, multi-device, multi-vendor software-based SAN management. We intend to integrate certain features of our EFCM software into SANavigator to provide even greater visibility into the network structure and details of management functions. We will continue to combine the capabilities of our ASIC technology with our management software products to drive high availability through the fabric. We will invest in our network management software tools to continuously improve overall fabric performance. Our network management software works in conjunction with McDATA device management software tools and other system and storage management platforms to provide a proactive, single system view capability that is required to provide the highest availability of data. Additionally, we plan to provide a comprehensive "open" API to ensure that our partners can actively participate in providing complete open SAN solutions to our combined customer-base.

  •
  Expand multi-channel distribution capability across the enterprise. We plan to continue to develop and expand our direct-assist sales model with our existing and future original equipment manufacturer, reseller and systems integrator customers. In February and November of 2001, we entered into an OEM purchase agreements with HP and Compaq, respectively, regarding the sale of our products. Our future success depends in part on the successful creation of an open market channel through distributors and resellers. To this end, we have developed a network of leading distributor and reseller partners. We intend to enter into agreements with additional distributors and resellers globally to increase our geographic coverage and address new vertical markets.

  •
  Increase brand awareness. Brand awareness is important to the sales process. We will continue to build awareness of our brand, positioning ourselves as a leading provider of high performance, highly available SAN and information infrastructure products for enterprise business applications. We look to extend our brand through our distribution, reseller and original equipment manufacturer partners. We intend to promote our brand through increased investment in a range of marketing programs, including advertising-both print and on-line, trade show and industry event participation, direct marketing, public relations, and active involvement with industry analysts and the press.

The McDATA Products

        We design, develop, manufacture and sell directors, switches and software that enable enterprise-wide high performance SANs. We are a technology and market leader for SAN backbone director class devices. We also offer a comprehensive suite of core-to-edge SAN switching products that leverage the core technology advantages of our hardware and software design architecture to address the connectivity needs of business enterprises. Our products are as follows:

  •
  6000 Series Core Director. Our 6000 Series Core Director provides high performance switching for mass storage clusters and client-server environments. The ED-6064 is a 64-port Fibre Channel director that offers high-performance connectivity and high availability. The product is a high-end solution for applications requiring gigabit performance and 24x7 operation. Through its use of redundant single-stage switch elements, the ED-6064 provides full redundancy in a non-blocking, any-to-any, 64-port, configuration within the director. The major sub-assemblies of our 6000 Series are "hot-swappable," meaning that a replacement may be substituted for a defective assembly while the product is performing its normal function, thereby allowing customers to replace and service the unit without interrupting the basic operation of the device. The protocol-independent architecture of our 6000 Series supports future upgrades for multi-protocol platforms and increased transmission speeds from 1 gigabit, to 2 gigabit and to 10 gigabit when generally available. The ED-6064 provides the highest port density in the industry measuring 9u ("u" equals 1.75 inches in height) of vertical space, enabling 256 ports to reside in a single Fabricenter Cabinet.

  •
  3000 Series Fabric Switches. Our 3000 Series Fabric Switches offer both 32-port (ES-3032) and 16-port (ES-3016) models that enable flexible deployment for medium and large enterprises. Our ES-3032 delivers the power of data center high availability to the department with features previously only available with director class devices, and with "any-to-any" connectivity. They are designed for customers who either want to extend connectivity from the data center or seek to start small and scale as they grow. Our ES-3016 provides an entry point for building enterprise-class, extensible SANs and provides IT managers with a flexible solution capable of supporting expanding business requirements. All of our 3000 Series Fabric Switches can be managed with our enterprise software products, providing a centralized, fabric-wide statistical view of the entire storage network.

  •
  1000 Series Edge Switch. The ES-1000 is an entry level 8-port (plus 1 bridge port) Fibre Channel switching device with arbitrated loop support that, when combined with our 6000 Series Core Directors and 3000 Series Fabric Switches, enables an end-to-end switching solution for the consolidation of workgroup (edge), department and enterprise level storage and servers. The 1000 Series consolidates storage at the workgroup level then connects back to the data center backbone, creating a scalable and highly available core-to-edge storage solution.

  •
  Software Products. Through our EpochSA, we offer end-to-end total open SAN management through a layered software approach. Our SANavigator™ software provides complete SAN monitoring, management, visualization and control of multi-vendor fabric environments. Our EFCM software systematically simplifies the setup and configuration of a SAN with our directors and switches and provides fabric level SAN management and administration. Our PM Software provides device level management and administration of our directors and switches. Our E/OS Software is embedded in our directors and switches and provides a myriad of advanced services to upper layers of software applications, including non-disruptive software code loads (HotCAT™). Finally, our FICON Management Server software is available with our 6000 Series Directors to provide mainframe customers with automated control of FICON storage networks in a single user interface.

  •
  Fabricenter™ Cabinet. Our Fabricenter™ Cabinet supports internal cable management for 512 Fibre Channel cables and provides 36u of vertical space while occupying only one tile width (24") of valuable floor space. Its sleek, industrial design provides maximum airflow, security and visibility of equipment. The Fabricenter™ Cabinet can house our 6000 Series Director, our 3000 Series Fabric Switches, and our 1000 Series Edge Switch.

  •
  OpenReady™ Solutions. Our OpenReady™solutions (formerly known as FabricReady™) are comprised of our director and switch SAN networking devices (and partner products) and form comprehensive enterprise storage connectivity solutions. These OpenReady offerings are preconfigured and qualified with hardware, software and services necessary to provide interoperable SAN solutions. OpenReady offerings provide customers and channel partners with an integrated, application-based SAN solution for solving business critical problems across the enterprise. It offers customers a predictable and reliable way to deploy SAN solutions into their production environments while substantially minimizing overall risks and the costs associated with new technologies. OpenReady services combine our long standing commitment and investments in interoperability with the capability to provide complete end-to-end SAN infrastructure solutions based on the integration and rigorous testing of applications. We currently provide OpenReady solutions for NT and Sun consolidation and local area network-free back-up applications.

  •
  FICON Bridge. We designed and manufacture the FICON feature card within IBM's 9032 Model 5 Director that functions as a bridge between FICON and ESCON protocols. FICON is designed to provide Fibre Channel connectivity to mainframe storage devices. FICON takes advantage of the American National Standards Institute Fibre Channel standard transport with the introduction of IBM's performance-enhancing S/390 layer. The FICON Bridge card helps provide customers with investment protection for currently installed ESCON control units, such as disk storage and tape control units.

Technology

        We have developed ASIC technology that serves as the foundation for the development of our complete family of SAN products. Our ASICs provide building blocks at the circuit level for implementing Fibre Channel directors and switches. These ASICs combine a number of Fibre Channel functions in a single chip that reduces the number of components needed in our Fibre Channel directors and switches.

        These ASICs are used in our current director and switch products and we intend to use variations of such ASICs in our future products. The implementation of our director and switch architecture is based on a common hardware and software design. The architecture enables product designs that span from the high-end data center to low-end workgroup storage computing environments with gigabit performance and 24x7 operation.

        Our technology/architecture allows us to offer director-class products with a higher number of data transmission ports per device than similarly sized products and department and workgroup switches with a higher port density per unit of rack space than similarly sized products. Switches with fewer ports must be networked together to provide the same number of available ports. Our comparatively high number of available ports per device and our durable serial crossbar non-blocking architecture allows our device to offer higher performance than switches that must be networked together because none of our switch ports needs to be diverted to network to other switches. Our current architecture enables us to address large enterprise core-to-edge customer fabrics with thousands of ports. In addition to the support of high data throughput speed of the switch, our architecture supports very low latency, generally indicating a two microsecond delay regardless of the number of the ports of the switch. The architecture supports transmission of up to 2 gigabits per second and we believe will support transmission of up to 10 gigabits per second in the future. The flexibility of our architecture provides customers with investment protection by allowing the director platform to be upgraded from 1 gigabits, to 2 gigabits and to 10 gigabits, when generally available, as well as future technology protocols like internet protocol (IP), iSCSI and Infiniband (IB).

        Our current director products include, and we expect our future products will include, many of the following characteristics:

  •
  system status monitoring;

  •
  ability to automatically replace faulty internal component parts without interruption of data transmission;

  •
  non-disruptive serviceability;

  •
  automated component failure detection and reporting;

  •
  user friendly operation;

  •
  automated call home facilities;

  •
  network management that supports both in-band and out-of-band systems; and

  •
  management via our SANavigator, EFCM, Product Manager and E/OS software management products.

        Our software architecture is based on a McDATA-developed E/OS embedded real-time operating system which provides state-of-the-art intelligent services. Coupled with our EFCM and SANavigator fabric management applications, our software architecture delivers advanced Fibre Channel services for the entire SAN, using a common set of management applications.

Customers

        Two major customers, EMC and IBM, are significant providers of enterprise storage systems. In 2001, EMC accounted for approximately 66% (down from 76% in 2000), and IBM accounted for approximately 17% (up from 14% in 2000) of our total revenue, respectively. In February and November of 2001, we entered into OEM purchase agreements with HP and Compaq, respectively. In addition to our original equipment manufacturers, or OEMs, we also have relationships with resellers and systems integrators. These and our other systems integrator partners will continue to be a strategic focus for us as we continue to expand our business and deploy our OpenReady™ solutions.

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

Sales and Marketing

        Our sales and marketing approach is focused on an indirect sales model executed through OEMs and resellers, such as EMC, IBM, HDS, HP and Compaq, and our distributors and system integrators. We support these distribution customers in a direct assist model with our field sales and service personnel. In addition, our Professional and Learning services groups are recognized within the industry as technical experts with proven deployment methodologies and a comprehensive Fibre Channel education curricula.

        Our OEM and reseller customers incorporate our directors and switches into their end-user products that are installed and field-serviced by the OEM technical support organizations. IBM Global Services provides our first level of field support for all products that are sold directly or through our indirect channel partners (distributors and system integrators). The sales cycle used in selling to an OEM customer can vary significantly in terms of its length and complexity. Often, it involves the use of our testing labs or those of our strategic partners, where substantial testing takes place. It also often involves the submission of proposal documentation and presentations to the customer. This sales process generally involves the combined efforts of our sales and marketing, engineering and management teams and can take from several weeks to more than one year.

        In May of 2000, we entered into a five-year agreement to sell our products to EMC under which we will manufacture our products for EMC's internal use or for delivery directly to EMC's end user customers. Under the terms of this agreement, we provide varying degrees of support for these products to EMC's end user customers. We also entered into a Resale Agreement with IBM in February of 2000 that governs IBM's purchases of our products and appoints IBM as a non-exclusive authorized reselling agent of ours to resell our products and services to IBM reseller and end-user customers. In February and November of 2001, we entered into OEM purchase agreements with HP and Compaq, respectively. None of these agreements provide for the purchase of a guaranteed minimum amount of product.

        We also intend to continue to sell our products to an expanding list of systems integrators who combine our products with products of other vendors to provide complete SAN solutions. Systems integrators typically provide installation, service and technical support to their end-user customers.

        As of December 31, 2001, our sales organization was located in several major cities in North America and in Germany, the United Kingdom, Japan, France, Italy, Norway, Australia, Hong Kong, Korea and Switzerland. Our sales and marketing organization includes field sales personnel, systems engineers, channel sales professionals, professional and educational services providers and sales operations professionals.

Customer Service, Support and Solutions

        We believe that superior customer service and support are critical to maintain successful long-term relationships with our customers and enhance our leadership position in the SAN market. This service and support will also contribute to building our brand, as our products are introduced and integrated with products of other manufacturers and resellers.

        We provide technical support to our OEM and reseller customers and systems integrators, enabling them to provide technical support to their end users. We do this by providing training and documentation together with 24x7 support. When a customer issue originates from our call center, we remain in contact with the customer until the issue is resolved. Our customer support includes a comprehensive array of full-service support elements, including: 24x7 call home monitoring; spare parts depots; direct support through IBM Global Services; field engineers, manufacturer-based technical support specialists and regional support specialists available to handle on-site requirements. In addition, our Professional Services group provides our customers with one of the most experienced and comprehensive SAN consulting and solutions in the industry. Our full line of service offerings and state of the art tools such as ProSADA™ allows customers to plan, implement, and manage the most complex SAN networks world wide. We provide our customers with complete turnkey solutions that solve critical customer problems such as e-mail and data protection allowing the customers to focus on their business mission with assurance of high availability and functionality.

Manufacturing

        Our manufacturing facility, located in Louisville, Colorado, is approximately 91,000 square feet. We perform final assembly and testing, finished goods distribution, customer service repair and logistics in this facility. We currently anticipate that this facility will be adequate for us to meet demand for our products for the foreseeable future. In addition, we have available additional manufacturing floor space, multiple shifts and outsourcing options to provide significantly higher volume manufacturing capability if required. In November of 2001, we announced that we planned to implement an "outsourcing focused" manufacturing model. As part of this model, we expect to transition our manufacturing operations to a contract manufacturer in 2002 through 2003. Please see "—Committments" on page 25 for a further discussion of our outsourcing plan.

        We subcontract a majority of our production activities, including the manufacture, assembly and testing of a substantial part of our products. We currently utilize SCI Systems Inc. as the primary contract manufacturer for printed circuit board assembly and testing and box build. SCI has multiple sites in multiple countries that can be used for disaster recovery or to significantly expand their manufacturing capacity. In December 2001, we entered into a new manufacturing and purchase agreement with SCI. We currently depend upon LSI Logic for the production of all of our ASICs.

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

Research and Development

        The SAN and other information infrastructure markets are characterized by rapid technological change, including changes in customer requirements, frequent new product introductions and enhancements, and evolving industry standards. We believe that continued research and development efforts are an important factor in our ability to maintain technological competitiveness. We employ individuals in engineering and development efforts that are focused on the development, enhancement and testing of directors and switches, ASICs and the associated software offerings that address the needs of the SAN market. In addition, we currently cooperate with leading software companies, including Microsoft Corporation and Tivoli, a division of IBM, to develop and test the interoperability of our products with their software to provide both our and their end users with more fully tested, interoperable SAN solutions. We do not believe that our relationships with these companies are material to our business, financial condition or results of operation. We intend to dedicate resources to the continued development of the Fibre Channel standards and to achieve interoperability with the Fibre Channel devices of other companies. Finally, our Systems Integration Lab located in Broomfield, Colorado is the industry's foremost Fibre Channel switched fabric interoperability lab and is staffed by Fibre Channel and open systems experts.

        Our research and development expenditures were approximately $49 million in 2001, approximately $38 million in 2000 and approximately $24 million in 1999. Expenses associated with our Systems Integration Lab are incorporated in our marketing expenditures and are not included in our research and development costs.

Competition

        Although the competitive environment in the SAN market has not yet developed fully, we anticipate that the current and potential market for our products will be highly competitive, continually evolving and subject to rapid technological change. New SAN products are being introduced by various server and storage providers and existing products will be continually enhanced. Our primary competitor in the Fibre Channel switch market is Brocade Communications Systems, Inc., or Brocade. Other companies are also providing Fibre Channel switches and other products to the SAN market, including Gadzoox Networks, Inc., Vixel Corporation, Qlogic Corporation and InRange Technologies Corporation. In addition, a number of companies, including Emulex Corporation, Interphase Corporation, JNI Corporation, and Crossroads Systems, Inc. are developing, or have developed, Fibre Channel products other than switches, including adapters and hubs. Notably, Brocade recently introduced a 2 Gb transmission speed 16-port switch to the marketplace. We do not expect to introduce our 2 Gb transmission speed directors or switches until the second quarter of 2002. In the future, we may also compete with networking companies that may develop SAN products or other companies in related or other industries for which future direct participation in the market for switching devices may become strategic. We anticipate that these and other manufacturers of network equipment may introduce new Fibre Channel switch products in the near future. In the future, we may also compete with networking companies or other companies in related or other industries for which future direct participation in the market for switching devices may become strategic. In addition, although EMC has agreed for a period of two years after the completion of our August 2000 initial public offering not to develop or manufacture products that compete with our then existing products, upon the expiration of that two-year period, EMC may directly compete with us. Moreover, we have granted EMC a license under our patents to make, use and sell any products that EMC was selling or distributing up to the date of the offering, including products that compete with ours.

        It is also possible that our existing or potential customers could develop and introduce products competitive with our product offerings. We believe the competitive factors in the SAN market segment include: product performance and features; product reliability and interoperability; price; ability to meet delivery schedules; customer service and technical support; and systems management.

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

        As of December 31, 2001, we held 25 U.S. patents and had 15 additional U.S. patents pending (plus 12 pending for SANavigator). We are seeking additional patent protection for certain additional aspects of our technology. However, it is possible that patents may not be issued for these applications. It is possible that litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Please see "Item 3 Legal Proceedings" in this Form 10-K for a recent patent infringement lawsuit we are pursuing. Litigation could result in substantial costs and diversion of our resources and could materially harm our business. From time to time, we have received, and may receive in the future, notice of claims of infringement of other parties' proprietary rights. Infringement or other claims could be asserted or prosecuted against us in the future, and it is possible that past or future assertions or prosecutions could harm our business. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause delays in the development and release of our products, or require us to develop non-infringing technology or enter into royalty or licensing arrangements. Such royalty arrangements, if required, may not be available on terms acceptable to us, or at all. For these reasons, infringement claims could materially harm our business.

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

Employees

        At December 31, 2001, we had 886 full-time employees. Of these employees, 261 were engaged in engineering and development, 299 in sales and marketing, 182 in manufacturing and customer support, and 144 in finance and administration. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good. We anticipate that we will need to hire additional employees to meet the expected growth of our business.

ITEM 2. Properties

        Our principal facilities for administration, sales, marketing, customer support, manufacturing, engineering and research and development are described below.

Location	Size	Lease Termination	General Use
380 Interlocken Crescent, Broomfield, Colorado	96,000 sq. ft.	February 2006	Administration, Sales & Support
310 Interlocken Boulevard, Broomfield, Colorado	122,000 sq. ft.	December 2003	Engineering, Labs and Learning Services
17 Boxelder Street, Louisville, Colorado	91,000 sq. ft.	February 2003	Manufacturing
111 Gordon Baker Road, North York, Ontario	13,263 sq. ft.	June 2003	Engineering
2030 Fortune Drive, San Jose, California	19,779 sq. ft.	December 2003	Software Development

        Our headquarters, manufacturing and engineering operations are currently in separate locations in the greater Broomfield, Colorado area. Based on our anticipated facility growth requirements over the next several years, and in light of lease terms for our currently occupied space, we have begun development of the first phase of a centrally located corporate campus for the purpose of consolidating our operations. On February 9, 2001, we entered into participation, lease and associated agreements with Deutsche Bank AG, New York Branch ("Deutsche Bank") for the lease of 167,000 (approx.) square foot four-story engineering building being constructed on approximately a 100 acre parcel of land located in Broomfield, Colorado. Construction of the building commenced in the first half of 2001 and is scheduled to be completed in mid-2002. The initial term of the lease is for 78 months and the lease rate is based on the one month LIBOR rate plus between 20 and 45 basis points.

        We may, at our option, purchase the facility during or at the end of the term of the lease at approximately the amount expended by Deutsche Bank to acquire the land and construct the building (approximately $60 million) plus any interest breakage costs. If we do not renew the lease, exercise the purchase option by the end of the lease or arrange for the sale of the property to a third party for an equivalent amount, we have guaranteed to Deutsche Bank a residual value of the facility as a percentage of the total original cost (approximately 89% during the construction period and 85% thereafter of such $60 million cost).

        As part of the above transaction, we have agreed to restrict up to $63 million (cost plus 5 percent) of our investment securities as collateral for specified obligations of ours under the lease. These investment securities are restricted as to withdrawal and are managed by a third party subject to certain limitations. In addition, the participation agreement requires that the we maintain compliance with certain affirmative and negative covenants, representations and warranties, including certain defined financial covenants.

        Due to inventory and other charges incurred by us in the third and fourth quarter of 2001, we did not meet the fixed charge coverage ratio contained in the participation agreement. Accordingly, we entered into an amendment to the participation agreement with Deutsche Bank to exclude such charges from the fixed charge coverage ratio.

ITEM 3. Legal Proceedings

        From time to time, we become involved in various lawsuits and legal proceedings that arise in the normal course of business. Litigation is subject to inherent uncertainties and an adverse result in a matter that may arise from time to time may harm our business, financial condition or results of operations. In the opinion of management, the ultimate disposition of any of the claims described below will not have a material adverse effect on our consolidated results of operations, financial position or cash flow.

Class Action Laddering Lawsuits

        The Company, two current officers and a former officer have been named as defendants in purported securities class-action lawsuits filed in the United States District Court, Southern District of New York. The first of these lawsuits, filed on July 20, 2001, is captioned Gutner v. McDATA Corporation, Credit Suisse First Boston, Merrill Lynch, Pierce Fenner & Smith Incorporated, Bear, Stearns & Co., Inc., FleetBoston Robertson Stephens et al., No. 01 CIV. 6627. Three other similar suits have been filed against the Company. The complaints are substantially identical to numerous other complaints filed against other companies that went public over the last several years. These lawsuits generally allege, among other things, that the registration statements and prospectus filed with the SEC by such companies were materially false and misleading because they failed to disclose (a) that certain underwriters had allegedly solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of shares in connection with the initial public offerings ("IPOs") and (b) that certain of the underwriters had allegedly entered into agreements with customers whereby the underwriters agreed to allocate IPO shares in exchange for which the customers agreed to purchase additional company shares in the aftermarket at pre-determined prices. The complaints relating to the Company allege claims against the Company, two of the Company's current officers, a former officer of the Company, and Credit Suisse

First Boston, the lead underwriter of the Company's August 9, 2000 initial public offering, under Sections 11 and 15 of the Securities Act of 1933, as amended. The complaints also allege claims solely against Credit Suisse First Boston and the other underwriter defendants under Section 12(a)(2) of the Securities Act of 1933, as amended, and claims against the individual defendants under Section 10(b) of the Securities Exchange Act of 1934, as amended. We believe that the lawsuits are without legal merit and we intend to defend them vigorously.

Patent Infringement Lawsuit

        On February 14, 2002, we filed a patent infringement lawsuit against Brocade Communications Systems, Inc. ("Brocade") in the United States District Court for the District of Colorado alleging that Brocade's Frame Filtering feature in their products infringed our U.S. Patent No. 6,233,235 "Method and apparatus for measuring traffic within a switch." On March 5, 2002, we filed for a preliminary injunction against Brocade to immediately stop infringing our patent.

ITEM 4. Submission of Matters to a Vote of Security Holders

        No shareholder meeting was held in the fourth quarter of 2001. We intend to hold our annual meeting of shareholders in August of 2002. Accordingly, shareholder proposals for inclusion in the annual meeting proxy statement should have been sent to our Secretary at 380 Interlocken Crescent, Broomfield, Colorado 80021 and must have been received by February 16, 2002.

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

        We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and we have not declared or paid any cash dividends on our capital stock since inception, and do not anticipate paying any cash dividends in the foreseeable future. At December 31, 2001, there were approximately 10,310 stockholders of record of our Class A common stock and approximately 361 stockholders of record of our Class B common stock.

        The following table sets forth the range of high and low closing prices per share of our Class A and Class B common stock reported on the Nasdaq National Market during 2002, 2001 and 2000:

	Class A				Class B
	High		Low		High		Low
2000
First Quarter	N/A		N/A		N/A		N/A
Second Quarter	N/A		N/A		N/A		N/A
Third Quarter	N/A		N/A		$133.00	*	$78.25	*
Fourth Quarter	N/A		N/A		$128.94		$43.00
2001
First Quarter	$37.06	**	$14.38	**	$69.25		$18.38
Second Quarter	$33.56		$14.94		$39.80		$18.13
Third Quarter	$21.21		$7.70		$22.01		$7.75
Fourth Quarter	$29.71		$7.86		$29.90		$7.98
2002
First Quarter***	$32.45		$15.76		$33.11		$16.00

*
Commencing August 9, 2000

**
Commencing February 8, 2001

***
Through March 1, 2002

        The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all equity compensation plans not previously approved by stockholders as of December 31, 2001. The 2001 Equity Incentive Plan is our only equity compensation plan and it was approved by stockholders.

Equity Compensation Plan Information as of December 31, 2001

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	10,671,833	$11.32	6,140,944
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	10,671,833	$11.32	6,140,944

ITEM 6. Selected Financial Data

        You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other financial information appearing elsewhere in this document. The consolidated income statements data set forth below with respect to the years ended December 31, 2001, 2000 and 1999, and the consolidated balance sheets data as of December 31, 2001 and 2000 are derived from our audited financial statements appearing in Item 14. The consolidated income statement data set forth below with respect to the years ended December 31, 1998 and 1997, and the consolidated balance sheet data as of December 31, 1999 and 1998 were derived from audited financial statements not included herein. The consolidated balance sheet data set forth below at December 31, 1997 are derived from unaudited consolidated financial statements not included herein, which, in the opinion of our management, reflect all normal recurring adjustments that we consider necessary for a fair presentation of such information in accordance with generally accepted accounting principles. Historical results are not necessarily indicative of the results of any future period.

	Years Ended December 31,
	2001	2000	1999	1998	1997(1)
	(in thousands, except per share data)
Consolidated Income Statements Data:
Total revenue	$344,406	$248,686	$95,263	$36,548	$33,023
Total cost of revenue	215,751	119,543	50,280	13,105	11,270

Gross profit	128,655	129,143	44,983	23,443	21,753
Total operating expenses	156,578	85,724	45,913	32,008	22,983

Income (loss) from operations	(27,923)	43,419	(930)	(8,565)	(1,230)
Net income (loss)	$(8,656)	$30,764	$(1,616)	$(5,118)	$(574)

Basic net income (loss) per share	$(0.08)	$0.31	$(0.02)	$(0.06)	$(0.01)

Shares used in computing basic net income (loss) per share	111,475	99,989	91,638	91,000	91,000
Diluted net income (loss) per share	$(0.08)	$0.28	$(0.02)	$(0.06)	$(0.01)

Shares used in computing diluted net income (loss) per share	111,475	107,953	91,638	91,000	91,000

	December 31,
	2001	2000	1999	1998	1997
Consolidated Balance Sheets Data:
Total assets	$513,953	$511,369	$48,424	$39,383	$39,463
Working capital	273,177	404,359	15,813	14,028	24,666
Debt payable	—	—	1,900	1,900	1,900
Long-term portion of capital lease obligations	789	1,624	1,175	1,262	335
Total stockholders' equity	469,791	453,813	29,624	25,999	31,115

(1)
In October 1997, EMC reorganized McDATA to separate our Fibre Channel devices business from EMC. As part of this reorganization, we became a company focused on designing, developing, manufacturing and selling Fibre Channel switching devices. As a result, the historical financial information for the year ended December 31, 1997 has been adjusted to reflect the impact of the reorganization as if it occurred at the beginning of the year.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion and analysis in conjunction with "Risk Factors" and our consolidated financial statements and the related notes appearing elsewhere in this document.

Results of Operations

        The following table sets forth certain financial data for the periods indicated as a percentage of total revenues.

	Years Ended December 31,
	2001	2000	1999
Revenue	100.0%	100.0%	100.0%
Cost of revenue	62.6	48.1	52.8

Gross profit	37.4	51.9	47.2
Operating Expenses:
Research and development	14.3	15.2	25.2
Selling and marketing	20.5	13.6	16.6
General and administrative	5.9	3.0	4.1
Acquired in-process research & development and other acquisition related costs	2.7	—	—
Amortization of deferred compensation	2.1	2.6	2.3

Operating expenses	45.5	34.4	48.2
Income (loss) from operations	(8.1)	17.5	(1.0)
Interest income (expense), net	4.1	3.3	(0.9)

Income (loss) before income taxes	(4.0)	20.8	(1.9)
Income tax expense (benefit)	(1.5)	8.4	(0.2)

Net income (loss)	(2.5)%	12.4%	(1.7)%

Revenues

        Total revenue for the year ended December 31, 2001, increased to $344.4 million, an increase of 39% and 262%, respectively, from revenue of $248.7 million in 2000 and $95.3 million in 1999. Product revenue increased to $300.3 million in 2001 from $222.7 million in 2000 and $74.5 million in 1999.

During 2001, we introduced our 6000 Series Director, our 5th generation Director and 3000 Series switch products, which enable us to deliver the full range (core-to-edge) of SAN storage solutions. Software and professional service revenue increased 195% to $27.5 million in 2001 from $9.3 million in 2000 and $2.7 million in 1999. The increases are commensurate with our increase in product revenue as our software and professional services work in tandem with our directors and switches to provide fabric level SAN management and administration as part of our core-to-edge SAN solutions. In addition, at December 31, 2000, approximately $4.9 million of software revenue had been deferred pursuant to a contract obligation that did not meet our revenue recognition criteria. This criteria was met in 2001 and the deferred software revenue was recognized in full. Other revenues for the year, including service fees earned under an ESCON Service agreement with EMC, remained level at $16.6 million in 2001 from $16.7 million in 2000, and lower than the $18.0 million in 1999. This revenue reflects the growth in maintenance fees, which outpaced the decline in service fees related to the ESCON products. We anticipate that service revenue from EMC under the ESCON service agreement will continue to decrease in future years.

        A significant portion of our revenue is concentrated with two of our OEM customers. For the year ended December 31, 2001, approximately 66% of our total revenue, excluding the ESCON service fee, came from our former parent, EMC, compared to 71% in 2000 and 69% in 1999. In February 2001, EMC distributed its remaining shares of McDATA Class A common stock in a tax-free distribution to its shareholders. EMC no longer has any ownership in or voting power over McDATA and, therefore, is no longer considered a related party. Additionally, IBM contributed approximately 17% of our total revenue for the year ended December 31, 2001 compared to 14% in 2000 and 13% in 1999. We expect a majority of our revenues in the foreseeable future to be derived from these two customers. The level of sales to any single customer may vary and the loss of any one significant customer, or a decrease in the level of sales to any significant or group of significant customers, could harm our financial condition and results of operations.

Gross Profit

        Gross profit for the year ended December 31, 2001 was $128.7 million in 2001 compared to $129.1 million in 2000 and $45.0 in 1999. Gross profit percentages decreased to 37.4% in 2001 compared to 51.9% in 2000 and 47.2% in 1999. The decrease in our gross margins percentage in 2001 from 2000 was primarliy the result of increased manufacturing and component costs and inventory related charges. During 2001, we experienced increased manufacturing and component costs related to a transition to multiple product lines and quality problems on component parts. Specifically, we incurred increased costs related to some mechanical features of our low-end and mid-range switch products. Also, we incurred additional costs related to our die-cast chassis for these products. We are continuing to use this high cost inventory, which we anticipate will continue to negatively affect our gross profit in the first and second quarters of 2002.

        In addition, we completed an operations review during the third quarter of fiscal 2001, including an analysis of inventory transferred from our discontinued suppliers, a review of obsolescence, end-of-life inventories, on-going inventory commitments and a year-end physical inventory analysis. Based on this review, we recorded inventory charges of approximately $14.7 million and $6.3 million in the third and fourth fiscal quarters of 2001, respectively. There can be no assurance that we will not incur additional inventory write-downs in the future or that any such write-downs would not have a material adverse affect on our future operating results.

Operating Expenses

        Research and Development Expenses.    Research and development expenses increased to $49.2 million for 2001, compared with $37.8 million and $24.0 million for the years ended December 31, 2000 and 1999, respectively. The increases were due primarily to increases in staffing levels, expenditures for prototype materials, design consulting services and other materials and services related to the design and development of new technology and new products, and enhancements to our existing products. We currently anticipate that 2002 research and development expenses, as a percentage of revenues, will remain relatively consistent at 15% to 16%.

        Selling and Marketing Expenses.    Selling and marketing expenses increased to $70.5 million for 2001, compared with $34.0 million and $15.8 million for the years ended December 31, 2000 and 1999, respectively. These increases were due primarily to an increase in staffing levels, as the number of selling and marketing employees increased to 299 at December 31, 2001 from 172 at December 31, 2000 and from 79 at December 31, 1999. In addition, increases in costs associated with consulting and public relations programs to increase brand awareness, and increases in costs associated with expanding and operating our field offices and integration laboratory for product demonstration and systems integration testing contributed to the overall increase in selling and marketing expenses as a percentage of revenue in both 2001 and 2000.

        As a result of our anticipated transition of our products to 2 gigabit (Gb) technology in the second quarter of 2002, we recorded a charge of $4.1 million in the fourth quarter of 2001 primarily related to the impairment of certain 1 Gb related equipment currently used for demonstration and evaluation purposes.

        General and Administrative Expenses.    General and administrative expenses increased by approximately 171% and 421%, respectively, to $20.3 million for 2001 from $7.5 million for 2000 and $3.9 million for 1999. This increase was due primarily to increased staffing levels, increases in costs associated with recruiting and relocating employees, increases in costs for Oracle business system consulting and a facility lease loss.

        Acquired In-Process Research and Development and Other Acquisition-related Costs.    In connection with our acquisition of SANavigator in September 2001, we incurred non-recurring acquisition costs and integration-related charges. Additionally, a portion of the SANavigator purchase price was allocated to in-process research and development (IPR&D). This IPR&D was expensed at the time of purchase because technological feasibility had not been established and no future alternative use existed. The IPR&D charge totaled $7.2 million for the year ended December 31, 2001. The other acquisition-related charges recorded during the year ended December 31, 2001, related primarily to one-time consideration paid for the completion of ongoing employment arrangements with SANavigator employees.

        The IPR&D arose from SANavigator's on-going development of the next-generation of SANavigator software. This software is intended to significantly enhance the features of the current version of SANavigator software. The status of the development at the acquisition date was dependent on several factors including the complexity of working with diverse servers and storage devices and integrating with other applications. Overall, SANavigator's IPR&D project was estimated to be approximately 40% complete. SANavigator estimated that the project would be completed in mid-2002, after which time it expected to begin generating economic benefits from the completed product. In total, costs to complete the IPR&D are expected to be approximately $2.1 million. The nature of the efforts to develop the acquired technologies into a commercially viable product consists principally of designing and testing activities, including qualification. Failure to bring this product to market in a timely manner could result in a loss of market share or a lost opportunity to capitalize on emerging markets and could have a material adverse impact on our business and operating results.

        Amortization of Deferred Compensation.    During 2000 and 1999, we recorded deferred compensation, net of forfeitures, of $9.0 million and $27.1 million, respectively, in connection with stock options grants. In addition, during 2001, as part of the SANavigator acquisition, stock awards were granted to certain employees of SANavigator contingent upon their continued employment. These awards, valued at $1.9 million, were recorded as deferred compensation. We are amortizing all deferred compensation on a straight-line basis over the vesting period of the applicable options and stock awards, resulting in amortization expense of $8.7 million, $8.4 million and $2.9 million in the years ended December 31, 2001, 2000 and 1999, respectively (of which approximately $1,437,000, $1,907,000 and $709,000, respectively, is included in costs of revenue).

        Interest Income, net.    Interest income consisted primarily of interest earnings on our cash, cash equivalents and various investment holdings. Increases in interest income from 2000 and 1999 were due primarily from the investment of the net proceeds from our initial public offering in August 2000. Net interest income increased to $14.2 million for the year ended December 31, 2001 from $8.2 million for the year ended December 31, 2000 and net interest expense of $872,000 for the year ended December 31, 1999. Interest income may decrease in future periods should interest rates continue to decline.

        Provision for Income Taxes.    The effective tax rate for the year ended December 31, 2001 was 37.0%, compared with 40.4% and 10.3% for the years ended December 31, 2000 and 1999, respectively. Our effective tax rates have historically differed from the federal statutory rate for various reasons. The effective tax rate in 2001 decreased from 2000 primarily due to the favorable tax benefit of increased municipal interest income. We currently anticipate an effective tax rate of approximately 42% for the year ending on December 31, 2002. An increase in the effective tax rate from 2001 is primarily due to the increased unfavorable impact of the deferred compensation and the decrease in the portion of investment income that is generated from tax exempt municipal investments. Our ability to realize this tax rate requires that we generate the pretax income as planned, including maintaining the level of research and development spending. To the extent that our revenues and earnings differ from our expectations, or unfavorable changes in tax laws and regulations occur, our tax rate could change.

Liquidity and Capital Resources

        Cash and cash equivalents and available-for-sale investments were $311 million at December 31, 2001, a decrease of $77 million from $388 million at December 31, 2000. We generated approximately $8.3 million in net cash from operating activities, primarily from net income before non-cash charges including inventory-related charges, write-downs of certain evaluation and demonstration equipment inventory and write-offs of acquired in-process R&D, offset primarily by purchases of inventory. At December 31, 2001, we had deferred tax assets of $23.9 million which we believe will be realizable through future profitable operations. Net cash used in investing activities was $115.7 million, primarily related to $64.5 million of net purchases of short-term and long-term investments, $21.5 million for purchases of equipment and the third-quarter acquisition of SANavigator for $29.75 million. Net cash provided by financing activities totaled $2 million, reflecting the proceeds from the issuance of common stock related to employee participation in employee stock plans offset by repayments of our obligations under our capital leases.

        For the year ended December 31, 2000, we funded our operations primarily through funds generated from operations and funds received from the initial public offering of our Class B common stock in August 2000. Net cash provided by operating activities was $22.7 million for the year ended December 31, 2000, reflecting net income for the year offset by net increases in working capital components consistent with growth of the business. Net cash used in investing activities was $229.7 million, primarily related to purchases of short-term and long-term investments using proceeds from our initial public offering, purchases of equipment for use by our employees for developing, testing and demonstrating our products, and expansion of our facilities. Net cash provided by financing activities totaled $374.7 million in 2000, reflecting the sale of shares in our initial public offering as well as proceeds from the exercise of employee stock options, partially offset by the repayment of debt to EMC and increases in the repayment of capital lease obligations.

        Our principal sources of liquidity at December 31, 2001 consisted of our cash and available-for-sale investments of $311 million, net accounts receivable of $43.8 million and our equipment financing arrangements, which totaled approximately $2.7 million. Borrowings under our equipment financing arrangements are secured by the related capital equipment and are payable through December 31, 2004.

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

Commitments

        We have contracted with SCI Systems, Inc. (SCI) for the manufacture of printed circuit boards and box build assembly for specific Fibre Channel directors and switches. The agreement with SCI requires us to submit purchasing forecasts, place orders and reschedule orders for products as necessary. At December 31, 2001, SCI had on hand materials purchased on behalf of McDATA valued at approximately $34 million. In addition, SCI has purchase commitments outstanding related to materials that it had also ordered on our behalf. We may be liable for materials that SCI purchases on our behalf if our actual requirements do not meet or exceed our forecasts and those materials cannot be redirected to other uses by SCI.

        On February 9, 2001 (as amended on May 18, 2001, November 9, 2001 and January 24, 2002), we entered into an operating lease and associated agreements with Deutsche Bank AG, New York Branch ("Deutsche Bank") for the lease of approximately 167,000 square foot multi-story engineering building being constructed on approximately a 100-acre parcel of land located in Broomfield, Colorado. Construction of the building commenced in the first half of 2001 and is scheduled to be completed in mid-2002, at which time lease payments will commence. As part of the transaction, we have guaranteed a residual value of the facility to Deutsche Bank of approximately 89% during the construction period and 85% thereafter of the $60 million total original cost. We have agreed to restrict up to $63 million of our investment securities as collateral for specified obligations of ours under the lease. These restricted investment securities, valued at $36 million at December 31, 2001, are restricted as to withdrawal and are managed by a third party subject to certain limitations. In addition, the lease agreement requires that the Company maintain compliance with certain affirmative and negative covenants, representations and warranties, including certain defined financial covenants. As the result of various charges in the third and fourth quarter of 2001, the fixed charge coverage ratio covenant with Deutsche Bank was not met. On January 24, 2002, Deutsche Bank waived the noncompliance and redefined the fixed charge ratio to exclude certain one-time non-cash charges.

        In November of 2001, we announced that we planned to implement an "outsourcing focused" manufacturing model. As part of this model, we expect to transition our manufacturing operations in 2002 through 2003 to a contract manufacturer. As part of this plan, we anticipate that we may record restructuring charges in 2002 related to severance costs, lease losses and capital equipment losses. Management has taken into consideration the challenges and risks of outsourcing its manufacturing to a single contract manufacturer and plans to review recovery alternatives. However, as with any manufacturing transition, we may encounter unanticipated difficulties and risks.

Inflation

        We believe that our revenue and results of operations have not been significantly impacted by inflation during the last three fiscal years.

Critical Accounting Policies

        McDATA's discussion and analysis of its financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the periods. Estimates have been made by management in several areas, including, but not limited to, inventory reserves, valuation of long-lived and intangible assets, the realizability of deferred tax assets, and the future obligations associated with our litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

  •
  revenue recognition;

  •
  estimating reserves and allowances for inventory obsolescence;

  •
  estimating valuation allowances and accrued liabilities, specifically sales returns and other allowances; and

  •
  accounting for income taxes.

Revenue recognition

        As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

        We generally recognize revenue when (a) persuasive evidence of an arrangement exists, (b) products are delivered or services rendered, (c) the sales price is fixed or determinable and (d) collectibility is assured.

        For all sales, we use either a binding purchase order or a signed agreement as evidence of an arrangement. Sales through our OEMs, distributors and resellers are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction by transaction basis.

        Revenue from product sales to our resellers and end-user customers is recognized when title and risk of loss transfer to the customer, generally at the time the product is delivered to the customer. Revenue from product sales to our OEMs and distributors is recognized when title and risk of loss transfer to the customer in accordance with the master agreement, generally upon sell-through to the end-user. Revenue is reduced for estimated customer returns, price protection, rebate, and other offerings that occur under sales programs established with the Company's OEMs, distributors and resellers.

        Revenue from support or maintenance contracts is recognized ratably over the contractual period. Amounts invoiced to customers in excess of revenue recognized on these contracts are recorded as deferred revenue until the revenue recognition criteria are met.

        Revenue from software is comprised of software licensing and post-contract customer support. Software revenue is allocated to the license and support elements using vendor specific objective evidence of fair value ("VSOE"). Revenue allocated to software licenses is recognized when the four basic criteria above have been met. Revenue allocated to post-contract support is recognized ratably over the term of the support contract, assuming the four basic criteria are met.

        At the time of the transaction, we assess whether the fee associated with our revenue transactions is fixed and determinable and whether or not collection is reasonably assured. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of the fee is due after our normal payment terms, which are 30 to 90 days from invoice date, we account for the fee as not being fixed and determinable. In these cases, we recognize revenue as the fees become due.

        We assess collection based on a number of factors, including past transaction history with a customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

        In transactions that include multiple products, services and/or software, we allocate the revenue to each element based on their relative fair values (or in the absence of fair value, the residual method) and recognize the revenue when the above recognition criteria have been met for each element.

Inventory Reserves

        The preparation of the consolidated financial statements requires our management to make estimates and assumptions regarding the salability and valuation of our inventory including demonstration and evaluation equipment. We write down our inventory for the estimated obsolescence of inventory that is equal to the difference between the cost of inventory and the estimated market value. The estimated market value is based upon assumptions about future demand for our products, the current market conditions, new product introductions and the current life cycle of our products. In addition, we review our inventory for excess quantities based upon our current forecasted demand, current inventories and from purchase commitments for ordered product. If actual demand for our product is less favorable than those projected by management, additional inventory write-downs may be required.

        In addition, when necessary we record liabilities and other reserves related to our ongoing purchase commitments with our third-party suppliers and manufacturers. Our management must evaluate our products and open purchase commitments against the current demand and market conditions. We may be liable for materials that our third-party manufacturers purchase on our behalf if our actual requirements do not meet or exceed our forecasts and those materials cannot be redirected to other uses by the manufacturer.

        During the year ended December 31, 2001, we recorded $25.1 million of write downs to our inventory related to a review of obsolescence, end-of-life and demonstration/evaluation inventories, on-going inventory commitments and a year-end physical inventory analysis. Our net inventory balance at December 31, 2001 was $24.8 million.

Sales returns, warranty accruals and other allowances

        The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand for our products when evaluating the adequacy of the sales returns and other allowances. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

        We also provide for estimated expenses for warranty obligations as revenue is recognized. Our warranty accruals utilize management's estimates of potential future product warranty claims including the estimated numbers of failures by product and estimated costs to repair or replace failed product. We have not experienced material warranty claims, however material warranty claims, including the catastrophic or epidemic failure of any one of our products would increase our costs, reduce revenue and cause significant customer relations problems.

Accounting for income taxes

        As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

        Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have not recorded a valuation allowance as of December 31, 2001, as we believe our deferred tax assets will be realizable through future profitable operations. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish a valuation allowance which could materially impact our financial position and results of operations. The net deferred tax asset as of December 31, 2001 was $23.9 million.

  Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting, thereby eliminating the use of the pooling of interests method. SFAS 141 also requires that an intangible asset acquired in a business combination be recognized apart from goodwill if: (i) the intangible asset arises from contractual or other legal rights or (ii) the acquired intangible asset is capable of being separated from the acquired enterprise, as defined in SFAS 141. In September 2001, the Company completed its acquisition of SANavigator. The provisions of SFAS 141 were applied to the acquisition.

        SFAS No. 142 requires, among other things, that goodwill not be amortized but should be subject to impairment testing at the "reporting unit level" upon adoption and, at least annually, and more frequently upon the occurrence of certain events, as defined by SFAS No. 142. Accordingly, the Company has not amortized the goodwill resulting from the acquisition of SANavigator. During 2002, the Company will begin to test goodwill for impairment under the new rules, applying a fair-value-based test.

        We do not expect the adoption of either SFAS No. 141 or 142 to have a material impact on our financial position, results of operations, or cash flows.

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The new standard is not expected to have a significant impact on our financial statements.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and certain provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30). SFAS No. 144 establishes standards for long-lived assets to be disposed of, and redefines the valuation and presentation of discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 144 to have a material effect on our financial position, results of operations or cash flows.

Risk Factors

Risks Relating to Our Business

Recent risks related to the economy and international political instability.

        The general economic slowdown and increased international political instability, as demonstrated by the September 11, 2001 terrorist attacks, disruption in air transportation and enhanced security measures as a result of the terrorist attacks, the conflict in Afghanistan and increasing tension in the Middle East, may hinder our ability to do business and may increase our costs. The general economic slowdown may have an impact on purchasing decisions by customers. This increased instability may, for example, negatively impact the reliability and cost of transportation, negatively impact the desire of our employees and customers to travel, adversely affect our ability to obtain adequate insurance at reasonable rates or require us to take extra security precautions for our operations. In addition, to the extent that air transportation is delayed or disrupted, the operations of our contract manufacturers and suppliers may be disrupted, particularly if shipments of components and raw materials are delayed. If the economic slowdown or this international political instability continues or increases, our business and results of operations could be harmed. As a result of slower IT spending, we revised our first quarter 2002 revenue and EPS guidance on March 5, 2002.

We have recently experienced increased inventory costs and delays and have incurred inventory-related write-downs.

        We completed an operations review during the third quarter of fiscal 2001, including an analysis of inventory transferred from our discontinued suppliers, a review of obsolescence, end-of-life inventories, on-going inventory commitments and a year-end physical inventory analysis. Based on this review, we recorded an inventory charge of approximately $14.7 million in the third fiscal quarter of 2001. In the fourth fiscal quarter of 2001, we incurred a further inventory-related charge of approximately $6.3 million and a charge of related to obsolescence of certain demonstration and test equipment of approximately $4.1 million. As we and our competitors introduce 2 Gb products, unexpected drop in demand in 1 Gb products may occur, which would create excess inventory and further inventory write-downs. There can be no assurance that we will not incur additional inventory write-downs in the future or that any such write-downs would not have a material adverse affect on our future operating results.

        During 2001, we experienced increased manufacturing and component costs related to a transition to multiple product lines and quality problems on component parts. Specifically, we incurred increased costs and delays related to some mechanical features of our low-end and mid-range switch products. Also, we incurred additional costs related to our die-cast chassis for these products. We are continuing to use this high cost inventory, which negatively affects our gross margins.

        Our die cast chassis supplier for our low-end and mid-range switch products experienced financial difficulties and, during 2001, we supplied an interim financing guarantee in the amount of $925,000 to the lender of that supplier. This guarantee was drawn upon on October 30, 2001 by the withdrawal of our cash collateral which was on deposit with an escrow agent. We have secured a new chassis supply source and are not obligated to provide any additional financing for the benefit of the previous supplier. The die-cast supplier has provided us with subordinated secured reimbursement promissory notes for the same amount as the guaranty. We are in discussion with the supplier regarding collection on these notes.

We incurred a substantial loss for the year ended December 31, 2001 and may not sustain profitability in the future.

        We incurred a substantial loss for the year ended December 31, 2001. Our future operating results will depend on many factors, including the growth of the Fibre Channel market, market acceptance of new products we introduce, demand for our products, levels of product and price competition and our reaching and maintaining targeted costs for our products. In addition, we expect to incur continued significant product development, sales and marketing, and general and administrative expenses. We also anticipate expenses related to the implemntation of an "outsourcing focused" manufacturing model during 2002 and 2003. We cannot assure you that we will generate sufficient revenue to achieve or sustain profitability.

SANavigator Acquisition

        In late September 2001, we acquired the assets of SANavigator, which was in the early stages of selling its SAN management software product. Factors that may affect the success of this acquisition include our ability to quickly ramp sales of SANavigator's software, our ability to retain managerial, technical and sales talent and our ability to successfully integrate SANavigator's software with our current product mix. We cannot assure you that we will achieve the anticipated benefits of this acquisition. Our failure to do so could materially and adversely affect our business and operating results.

We depend on two key distribution relationships for most of our revenue and the loss of either of them could significantly reduce our revenues.

        We depend on EMC for most of our total revenue. Sales and services to EMC, which is an original equipment manufacturer customer, represented approximately 66% of our revenue, excluding ESCON service revenue, for the year ended December 31, 2001. In addition, IBM represented approximately 17% of our total revenue for the same period. We anticipate that our future operating results will continue to depend heavily on sales to EMC and IBM. Therefore, the loss of either EMC or IBM as a customer, or a significant reduction in sales to either EMC or IBM in any fiscal period, could significantly reduce our revenue.

A large percentage of our quarterly sales occur at the end of the quarter, contributing to possible quarterly fluctuations in revenue that could adversely affect our operating results.

        Our quarterly results have historically reflected an uneven pattern in which a disproportionate percentage of a quarter's total sales occurs in the last month, weeks or even days of each quarter. This pattern makes the prediction of revenue, earnings and working capital for each financial period especially difficult and increases the risk of unanticipated variations from anticipated quarterly results and financial condition. Additional factors that affect us and which could cause our revenue and operating results to vary in future periods include:

  •
  the size, timing, terms and fluctuations of customer orders, particularly large orders from our significant OEM (e.g. EMC) or reseller customers (e.g. IBM);

  •
  our ability to attain and maintain market acceptance of our products;

  •
  seasonal fluctuations in customer buying patterns;

  •
  the timing of the introduction or enhancement of products by us, our significant OEM or reseller customers or our competitors (e.g., transition to 2 Gb transmission speeds and higher port density);

  •
  our ability to obtain sufficient supplies of single- or limited-source components of our products; and

  •
  increased operating expenses, particularly in connection with our strategies to increase brand awareness or to invest in research and development.

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

        During the year ended December 31, 2001, we derived approximately 71% of our revenue from sales of our Director-class products. We expect that revenue from our Director-class products will continue to account for a substantial portion of our revenue for the foreseeable future. Therefore, continued market acceptance of this product and its successor products is critical to our future success. Factors such as performance, market positioning, the availability and price of competing products, the introduction of new technologies and the success of our OEMs, reseller and systems integrator customers will affect the market acceptance of our products.

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

        We are currently developing next generation products that contain untested devices and subassemblies. As with any development, there are inherent risks should such devices or subassemblies require redesign or rework. In particular, in conjunction with our transition of our products from 1 to 2 Gb transmission speed technology and higher port density, we have begun introducing products with new features and functionality. We face risks relating to this product transition, including risks relating to forecasting of demand for 2 Gb and higher port density products and related transition issues, as discussed in the previous paragraph, as well as possible product and software defects and a potentially different sales and support environment due to the complexity of these new systems. If we fail to timely introduce new 2 Gb and higher port density products with enhanced features, or if there is no demand for these products, our business could be seriously harmed.

If we fail to expand our distribution channels and manage our distribution relationships, our revenue or operating results could be significantly reduced.

        Our success will depend on our continuing ability to develop and manage relationships with significant OEMs, resellers and systems integrators, as well as on the sales efforts and success of these customers. We cannot assure you that we will be able to expand our distribution channels or manage our distribution relationships successfully or that our customers will market our products effectively. Our failure to expand our distribution channels or manage successfully our distribution relationships or the failure of our OEM and reseller customers to sell our products could reduce our revenue and operating results. In particular, we must increase product sales through systems integrator and distributors to obtain higher margins.

We are dependent on a single or limited number of suppliers for certain key components of our products, and the failure of any of those suppliers to meet our production needs could seriously harm our ability to manufacture our products, result in delays in the delivery of our products and harm our revenue.

        We currently purchase several key components from single or limited sources. We purchase application specific integrated circuits, or ASICs, printed circuit boards and power supplies from single sources, and gigabit interface converters and 1x9 transceivers from limited sources. Additional sole- or limited-sourced components may be incorporated into our products in the future. Delays in the delivery of components for our products could result in decreased revenue. We do not have any long-term supply contracts to ensure sources of supply of components. In addition, our suppliers may enter into exclusive arrangements with our competitors, stop selling their products or components to us at commercially reasonable prices or refuse to sell their products or components to us at any price, which could harm our operating results. If our suppliers are unable to provide, or we are unable otherwise to obtain these components for our products on the schedule and in the quantities we require, we will be unable to manufacture our products. We have experienced and may continue to experience production delays and quality control problems with certain of our suppliers, which, if not effectively managed, could prevent us from satisfying our production requirements. If we fail to effectively manage our relationships with these key suppliers, or if our suppliers experience delays, disruptions, capacity constraints or quality control problems in their manufacturing operations, our ability to manufacture and ship products to our customers could be delayed, and our competitive position, reputation, business, financial condition and results of operations could be seriously harmed.

The loss of our contract manufacturer, or the failure to forecast demand accurately for our products or to manage our relationship with our contract manufacturer successfully, would negatively impact our ability to manufacture and sell our products.

        We rely on SCI Systems Inc. (SCI) to manufacture all of our circuit boards and to perform extensive testing and assembly of our products. In December of 2001, we entered into a new supply contract with SCI, which has a one year term that renews automatically unless cancelled and is cancellable by either party without cause on advance notice. SCI is not obligated to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order. We generally place orders for circuit boards with SCI approximately four to five months prior to the anticipated delivery date, with order volumes based on forecasts of demand for our products. If we fail to forecast demand for our products accurately, we may be unable to obtain adequate manufacturing capacity from SCI to meet our customers' delivery requirements, or we may accumulate excess inventories. We may be unable to respond adequately to unexpected increases in customer purchase orders, and therefore be unable to benefit from this incremental demand. SCI does not guarantee that adequate capacity will be available to us within the time required to meet additional demand for our products. As discussed earlier, we are in the process of implementing an "outsourcing-focused" manufacturing model.

        In addition, we coordinate our efforts with those of our component suppliers and SCI in order to rapidly achieve volume production. We have experienced and may continue to experience production delays and quality control problems with certain of our suppliers and with SCI, which, if not effectively managed, could prevent us from satisfying our production requirements. If we should fail to manage effectively our relationships with our component suppliers or SCI, or if any of our suppliers or our manufacturer experience delays, disruptions, capacity constraints or quality control problems in their manufacturing operations, our ability to ship products to our customers could be delayed, and our competitive position and reputation could be harmed. Qualifying a new contract manufacturer and commencing volume production can be expensive and time consuming. If we are required to change or choose to change contract manufacturers, we may lose revenue and damage our customer relationships.

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

        The market for SANs and related products has only recently begun to develop and continues to evolve. Because this market is relatively new, it is difficult to predict its potential size or future growth rate. Our Director-class products, from which we derived approximately 71% of our total revenues in the year ended December 31, 2001, are used extensively in SANs. Accordingly, continued widespread adoption of SANs as an integral part of data-intensive enterprise computing environments is critical to our future success. Potential end-user customers who have invested substantial resources in their existing data storage and management systems may be reluctant or slow to adopt a new approach, like SANs. Our success in generating net revenue in this developing market will depend on, among other things, our ability to:

  •
  educate potential OEMs, reseller and systems integrator customers and end users about the benefits of SANs and the use of our products in the SAN environment; and

  •
  predict, develop and base our products on standards that ultimately become industry standards.

The sales cycle for our products is long, and we may incur substantial non-recoverable expenses and devote significant resources to sales that do not occur when anticipated or at all.

        Our OEMs, reseller and systems integrator customers typically conduct significant evaluation, testing, implementation and acceptance procedures before they begin to market and sell new solutions that include our products. This evaluation process is lengthy and may extend up to one year or more. This process is complex and may require significant sales, marketing and management efforts on our part. This process becomes more complex as we simultaneously qualify our products with multiple customers. As a result, we may expend significant resources to develop customer relationships before we recognize revenue, if any, from these relationships.

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

        Our success depends to a significant degree upon the continued contributions of our key management, technical, sales and marketing, finance and operations personnel, many of whom would be difficult to replace. In particular, we believe that our future success is highly dependent on our senior executive team, half of which were hired in late 2000 and 2001. In addition, our engineering and product development teams are critical in developing our products and have developed important relationships with customers and their technical staffs. The loss of any of these key personnel could harm our operations and customer relationships. We do not have key person life insurance on any of our key personnel.

        We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing, and finance and operations personnel. As we increase our production and sales levels, we will need to attract and retain additional qualified skilled workers for our operations. In recent years there has been great demand among companies in the technology industry for these personnel. In particular, competition for these personnel remains intense in the San Jose, California metropolitan area, where we have a software engineering group. We cannot assure you that we will continue to be able to attract and retain qualified personnel, or that delays in hiring required personnel, particularly engineers, will not delay the development or introduction of products or negatively impact our ability to sell our products.

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

        EMC has agreed not to develop or manufacture products that compete with our then existng products for two years beginning in August 2000. Upon the expiration of the two-year period, we have no agreement that would restrict EMC from competing with us in the development or manufacture of these products. In addition, EMC has recently agreed to resell certain products offered by two of our competitors. Moreover, under a cross license agreement between us and EMC, we have granted EMC a license under our patents to make, use and sell any products that EMC was selling or distributing up to August 9, 2000, including products that compete with ours.

        Continued or increased competition could result in pricing pressures, reduced sales, reduced margins, reduced profits, reduced market share or the failure of our products to achieve or maintain market acceptance. Some of our competitors and potential competitors have longer operating histories, greater name recognition, access to larger customer bases, more established distribution channels or substantially greater resources than we have. Notably, Brocade Communications Systems, Inc. recently introduced a 2 Gb transmission speed 16-port switch to the market place. We do not expect to introduce our 2 Gb transmission speed directors and switches until the second quarter of 2002. As a result, they may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements.

Failure to manage expansion effectively could seriously harm our business, financial condition and prospects.

        Our ability to successfully implement our business plan, develop and offer products, and manage expansion in a rapidly evolving market requires a comprehensive and effective planning and management process. We continue to increase the scope of our operations domestically and internationally, and have increased headcount substantially. In addition, we plan to continue to hire employees in the foreseeable future. Our growth in business, headcount, and relationships with customers and other third parties has placed, and will continue to place, a significant strain on management systems and resources. Our failure to continue to improve upon our operational, managerial, and financial controls, reporting systems, and procedures, and/or our failure to continue to expand, train, and manage our work force worldwide, could seriously harm our business and financial results.

We may engage in future acquisitions that dilute our stockholders and cause us to use cash, incur debt or assume contingent liabilities.

        As part of our strategy, we expect to review opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities. We may buy businesses, products or technologies in the future. In the event of any future purchases, we could:

  •
  issue stock that would dilute our current stockholders' percentage ownership;

  •
  use cash, which may result in a reduction of our liquidity;

  •
  incur debt; or

  •
  assume liabilities.

        These purchases also involve numerous risks, including:

  •
  problems combining the purchased operations, technologies, personnel or products;

  •
  unanticipated costs;

  •
  diversion of management's attention from our core business;

  •
  adverse effects on existing business relationships with suppliers and customers;

  •
  risks associated with entering markets in which we have no or limited prior experience; and

  •
  potential loss of key employees of acquired organizations.

        We may not be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future.

Our products must comply with evolving industry standards and government regulations.

        Industry standards for SAN products are continuing to emerge, evolve, and achieve acceptance. To remain competitive, we must continue to introduce new products and product enhancements that meet these industry standards. All components of the SAN must utilize the same standards in order to operate together. Our products comprise only a part of the entire SAN and we depend on the companies that provide other components of the SAN, many of whom are significantly larger than us, to support the industry standards as they evolve. The failure of these providers to support these industry standards could adversely affect the market acceptance of our products.

        In addition, in the United States, our products comply with various regulations and standards defined by the Federal Communications Commission and Underwriters Laboratories. Internationally, products that we develop will be required to comply with standards established by authorities in various countries. Failure to comply with existing or evolving industry standards or to obtain timely domestic or foreign regulatory approvals or certificates could materially harm our business.

We do not have significant experience in international markets and may have unexpected costs and difficulties in developing international revenue.

        We have expanded and intend to continue to expand the marketing and sales of our products internationally. We have limited experience in marketing, distributing and supporting our products internationally and may not be able to maintain or increase international market demand for our products. In addition, our international operations are generally subject to inherent risks and challenges that could harm our operating results, including:

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

        We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality and/or license agreements with our employees, consultants and corporate partners. Despite our efforts to protect our proprietary rights, unauthorized parties may copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult and the steps we have taken, and those we may take in the future, may not prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Please see "Item 3. Legal Proceedings" in this Form 10-K for a recent patent infringement lawsuit we are pursuing.

        We may be a party to intellectual property litigation in the future, either to protect our intellectual property or as a result of alleged infringements of others' intellectual property. These claims and any resulting litigation, if successful, could subject us to significant liability for damages or could cause our proprietary rights to be invalidated. Litigation, regardless of the merits of the claim or outcome, would likely be time consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation could also force us to do one or more of the following:

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

Provisions in our charter documents, our rights agreement and Delaware law could prevent or delay a change in control of McDATA and may reduce the market price of our common stock.

        Provisions of our certificate of incorporation, by-laws and rights agreement may discourage, delay or prevent a merger, acquisition or other business combination that a stockholder may consider favorable. These provisions include:

  •
  authorizing the issuance of preferred stock without stockholder approval;

  •
  providing for a classified board of directors with staggered three year terms;

  •
  limiting the persons who may call special meetings of stockholders;

  •
  requiring super-marjority voting for stockholder action by written consent;

  •
  establishing advance notice requirements for nominations for election to the board of directors and for proposing other matters that can be acted on by stockholders at stockholder meetings;

  •
  prohibiting cumulative voting for the election of directors;

  •
  requiring super-majority voting to effect certain amendments to our certificate of incorporation and by-laws; and

  •
  requiring parties to request board approval prior to acquiring 15% or more of the voting power of the common stock to avoid economic and voting dilution of their stock holdings.

        We are incorporated in Delaware and certain provisions of Delaware law may also discourage, delay, or prevent someone from acquiring or merging with us, which may cause the market price of our common stock to decline.

Risks Relating to the Securities Markets

Our stock price is volatile.

        Since the initial public offering of our Class B common stock in August 2000 and the distribution of our Class A common stock by EMC in February 2001, the market price of our common stock has been volatile. Because we are a technology company, the market price of our stock is usually subject to the same volatility and fluctuations that have recently characterized the stock prices of other technology companies. This volatility is often unrelated or disproportionate to the operating performance of these companies and, as a result, the price of our stock could fall regardless of our performance.

Defending Lawsuits

        Several securities class action lawsuits have been filed against us. For more information about this litigation, please see "Item 3. Legal Proceedings" in this Form 10-K.

        We may become subject to additional class action litigation following a period of volatility in the market price of our common stock. Securities class action litigation could result in substantial costs and divert the attention of management and our resources and seriously harm our business, financial condition and results of operation.

Risks Related To Our Relationship With EMC

We have entered into agreements with EMC that, due to our prior parent-subsidiary relationship, may contain terms less beneficial to us than if they had been negotiated with unaffiliated third parties.

        In October 1997, in connection with the reorganization of our business, we entered into certain agreements with EMC relating to our business relationship with EMC after the 1997 reorganization. In addition, we have entered into agreements with EMC relating to our relationship with EMC after the completion of our initial public offering in August 2000 and the distribution by EMC of our Class A common stock in February 2001. We have also entered into an OEM Purchase and License Agreement with EMC that governs EMC's purchases of our products and grants EMC rights to use, support and distribute software for use in connection with these products. The agreement does not provide for the purchase of a guaranteed minimum amount of product. These agreements were negotiated and made in the context of our prior parent-subsidiary relationship. As a result, some of these agreements may have terms and conditions, in the case of the OEM agreement, including the terms of pricing, that are less beneficial to us than agreements negotiated with unaffiliated third parties. Sales and services revenue from EMC represented approximately 66% of our revenue, excluding ESCON service revenue, for the year ended December 31, 2001. In addition, in some instances, our ability to terminate these agreements is limited, which may prevent us from being able to negotiate more favorable terms with EMC or from entering into similar agreements with third parties.

We depend heavily on EMC as our key OEM customer. If our relationship with EMC adversely changes, our revenue will be significantly reduced.

        For the year ended December 31, 2001, our revenues from EMC represented approximately 66% of our total revenue, excluding ESCON service revenue. In addition, during the same period, revenue under our service agreement with EMC, pursuant to which we manufacture and supply ESCON switching devices for IBM, represented approximately 3% of our total revenue. EMC has recently agreed to resell products offered by two of our competitors, and nothing restricts EMC from expanding those relationships in a manner that could be adverse to us. If our business relationship with EMC ends or significantly changes, resulting in reduced sales to EMC, our revenue will be significantly reduced.

Provisions of our agreements with EMC relating to our relationship with EMC after the distribution by EMC of our Class A common stock to EMC's stockholders may affect the operation of our business, limit our ability to finance our operations or prevent a change in control of our company.

        Under the terms of the Tax Sharing Agreement between EMC and us, until 27 months after the February 2001 distribution by EMC of our Class A common stock to EMC's stockholders, we may not, without the consent of EMC or the receipt by EMC of a private letter ruling from the Internal Revenue Service that the tax treatment of the distribution will not be adversely affected;

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

        Under the terms of the Master Confidential Disclosure and License Agreement between EMC and us, EMC has granted us a license under then existing EMC patents. If we are acquired, our acquirer will retain this license as long as our acquirer grants to EMC a license under all of the acquirer's patents for all products licensed under the agreement under the same terms as the license we have granted to EMC under the agreement. The potential loss of the license from EMC after an acquisition of us by a third party may make an acquisition of us by a third party unlikely.

We may be obligated to indemnify EMC if the distribution is not tax free.

        The Tax Sharing Agreement that we have entered into with EMC obligates us to indemnify EMC for taxes relating to the failure of EMC's distribution to EMC's stockholders of our Class A common stock that it indirectly held to be tax free if that failure results from, among other things:

  •
  any act or omission by us that would cause the distribution to fail to qualify as a tax-free distribution under the Internal Revenue Code;

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

Item 7A. Qualitative and Quantitative Disclosure about Market Risk

        We are exposed to market risk, primarily from changes in interest rates and credit risks.

Interest Rate Risk

        We earn interest income on both our cash and cash equivalents and our investment portfolio. Our investment portfolio consists primarily of readily marketable investment-grade debt securities of various issuers and maturities ranging from overnight to ten years. All investments are denominated in U.S. dollars and are classified as "available for sale." These instruments are not leveraged, and are not held for trading purposes. As interest rates change, the amount of unrealized gain or loss on these securities will change.

        We have performed a sensitivity analysis as of December 31, 2001, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of interest rates with all other variables held constant. The discount rates used were based on the market interest rates in effect at December 31, 2001. The sensitivity analysis indicated that a hypothetical 10% increase in interest rates would result in a decrease in the fair values of our investment instruments of approximately $518,000 assuming that such investment holdings remained constant through the year 2002 and a loss of investment income of approximately $385,000. A hypothetical 10% decrease in interest rates would result in an increase of the fair values of our investment instruments of approximately $514,000 and an increase in investment income of $385,000.

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

ITEM 8. Consolidated Financial Statements and Supplementary Data

        For a discussion of the information required by this item, you should refer to pages F-1 through F-23 in Item 14 (a) of this Form 10K.

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        We have nothing to report under this item.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

        The following table sets forth certain information regarding our executive officers and directors as of the date of this Annual Report:

Name	Age	Position
John F. McDonnell	57	Chairman of the Board of Directors and Chief Executive Officer
John A. Kelley, Jr.	52	President and Chief Operating Officer
Janet K. Cooper	48	Chief Financial Officer and Senior Vice President of Finance and Administration
Earl T. Carothers	56	Vice President of Corporate Quality and Customer Services
Robert F. Finley	52	Vice President of Manufacturing
Michael B. Gustafson	35	Vice President of Worldwide Sales
James E. Kuenzel	48	Vice President of Engineering
Thomas O. McGimpsey	40	Vice President of Corporate Services, Secretary and General Counsel
Karen L. Niparko	45	Vice President of Human Resources
Richard G. Search	55	Vice President of Marketing
Donald P. Wenninger	51	Vice President and Chief Information Officer
John W. Gerdelman(1)	49	Director
Charles C. Johnston(1)	66	Director
D. Van Skilling(1)	68	Director
Thomas M. Uhlman(2)	54	Director
Laurence G. Walker(2)	53	Director

(1)
Member of Audit Committee

(2)
Member of Compensation Committee

Executive Officers and Directors

        John F. McDonnell is a founder of McDATA and has served as Chief Executive Officer of McDATA since its inception in 1982, as President from 1982 to 2001 and as Chairman of the Board of Directors since 1998. Mr. McDonnell has more than 31 years of experience in the data communications field, including 26 years in corporate and technical management and 5 years in engineering. Prior to founding McDATA, he held various corporate management and engineering positions at Storage Technology Corporation and Computer Communications, Inc. Mr. McDonnell attended California State University at Long Beach.

        John A. Kelley, Jr. has been President and Chief Operating Officer since August 2001. Prior to joining McDATA, Mr. Kelley was Executive Vice President for Qwest Communications International Inc. ("Qwest") from July 2000 to January 2001. Prior to that he was Executive Vice President for US WEST from April 1995 to June 2000, prior to the acquisition of US WEST by Qwest. Before US WEST, Mr. Kelley was in key positions at Mead Corporation's Zellerbach Southwest businesses. Mr. Kelley served as President of Mead Corporation's Crown Zellerbach Division from 1991- 1994, headquartered in Los Angeles. From 1989 to 1991 Mr. Kelley also served as Vice President of sales and systems engineering for Annatech, a start-up mainframe and service software company acquired by Novell. Previously, Mr. Kelley held various sales and general management positions at Xerox, Alcatel and NBI, Inc. Mr. Kelley received his Bachelor of Science degree in business from the

University of Missouri, St. Louis. He serves on the board of directors of Polycom, Inc. and Captaris, Inc., and is also chairperson of the board of directors of InRoads of Colorado, a not-for-profit mentoring program and a board member of the Women's Vision Foundation.

        Janet K. Cooper has been the Senior Vice President of Finance and Administration and Chief Financial Officer since January 2001. Prior to joining McDATA, Ms. Cooper was Senior Vice President of Finance at Qwest from June 2000 to January 2001, Vice President of Finance and Controller of US WEST from July 1999 to June 2000, Vice President, Treasurer and Controller of US WEST from March 1999 to June 1999,Vice President and Treasurer of US WEST from May 1998 to March 1999,Vice President of Treasury and Tax Business of The Quaker Oats Company from 1997 to 1998, and Vice President and Treasurer of The Quaker Oats Company from 1992 to 1997. Ms. Cooper joined The Quaker Oats Company in 1978 and held various financial and managerial positions. Ms. Cooper received a B.S. in Math, Computer Science and Economics and an M.S. in Applied Mathematics from the University of Illinois, and an M.B.A. in Finance and International Business from the University of Chicago. Ms. Cooper also sits on the Board of Directors for Lennox International Inc. and The Toro Company.

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

        Robert F. Finley has been Vice President of Manufacturing since June 2001. Prior to joining McDATA, he served as vice president, business programs management—global accounts at SMTC from December 1996 to May 2001. Prior to joining McDATA, Mr. Finley held several positions at SMTC Manufacturing including director of materials, MIS, document control, component engineering and supplier quality assurance and director of manufacturing operations from February 1991 to December 1996. In addition, Mr. Finley worked for McDATA from 1987 to 1990 as a manager of quality assurance, reliability engineering and mechanical procurement and a manager of turnkey operations. Finley holds a bachelor's degree in electronics engineering technology from Arizona State University.

        Michael B. Gustafson has been Vice President of Worldwide Sales since March 1999. Mr. Gustafson also had responsibility for McDATA's Professional and Learning Services offerings from March 1999 to December 2000. From May 1998, when he joined McDATA, until March 1999, Mr. Gustafson served as a regional sales manager of McDATA. Prior to joining McDATA, Mr. Gustafson spent 9 years with IBM serving in various sales management positions, including most recently as Business Unit Executive and Director of U.S. Channel Field Sales of IBM from June 1997 until May 1998. Mr. Gustafson received his Bachelor of Science degree in business administration from Washington University in St. Louis.

        James E. Kuenzel has been Vice President of Engineering since November 1999. He was previously Vice President of Engineering at Cabletron Systems Inc. from February 1998 until October 1999 and held a variety of engineering management positions at Digital Equipment Corporation over a period of twenty years, including having served as the Vice President of Engineering from January 1997 until February 1998 and as a Director of Engineering from March 1994 until January 1997. Mr. Kuenzel received his associate degree in electronics from the Philco Ford Technical Institute.

        Thomas O. McGimpsey has been Vice President of Corporate Services since February 2001 and Vice President, Secretary and General Counsel since July 2000. Prior to joining McDATA, Mr. McGimpsey was the Senior Corporate and Securities Attorney at U S WEST, Inc. and U S WEST Communications, Inc. from 1998 until July 2000. From 1996 to 1998, Mr. McGimpsey was in private practice at the law firm of Ballard Spahr Andrews & Ingersoll, LLP. From 1994 to 1996, Mr. McGimpsey was in private practice at the law firm of Holland & Knight, LLP. Mr. McGimpsey received his Juris Doctor degree from the University of Colorado in 1991 and his Bachelor of Science Degree in Computer Science from Embry-Riddle Aeronautical University in 1984.

        Karen L. Niparko has been the Vice President of Human Resources since September 2001. Prior to joining McDATA, Mrs. Niparko was Executive Consultant for Corporate Solutions, Inc. from April 2001 to September 2001, Corporate Vice President of Human Resources and Officer and former Vice-President of Human Resources for Worldwide Sales & Service of Storage Technology Corporation from April 1997 to February, 2001, Vice President of Operations for Auto-trol Technology Corporation from January 1993 to April 1997. Mrs. Niparko has a Master of Business Administration from the University of Colorado, a BA in Behavioral Sciences from the University of Michigan and a Certificate for Leadership for Sr. Executives Programs from Harvard University. Mrs. Niparko serves on the Boards of the Colorado Safety Association and INROADS-Colorado Inc., both non-profit organizations. She is an advisor to FATLINE.com, an Internet service provider. She served as Chair for the eLearning committee of Governor Owen's Strategy Workforce Development Council and Education Blueprint Committee. She is an advisor for the Chancellor's Community Advisory Committee for the University of Colorado at Boulder and the Women's Vision Foundation.

        Richard G. Search has been Vice President of Marketing since June 2001. Prior to joining McDATA, Mr. Search was Senior Vice President of Marketing and Product Management at Dot Hill Systems Corporation from August 2000 to May 2001, Vice President of Marketing for Hitachi Data Systems' storage business unit from May 1999 to May 2000 and various positions ranging from manager to Vice President of Digital Equipment Corporation from November 1986 to November 1998. Mr. Search received a Bachelor of Science degree from Pennsylvania State University and attended the Computer Science Institute at MIT.

        Donald P. Wenninger has been Vice President and Chief Information Officer since February 2000. Prior to joining McDATA, Mr. Wenninger served as Vice President of Information Technology at Vixel Corporation from December 1996 to February 2000, and from 1979 to 1996 held IS management, engineering and planning positions at Intemec, Boeing and IBM. Mr. Wenninger holds a BS in Business, a MBA in Engineering Technology, and a MBA in Information Technology from City University in Bellevue, Washington.

        John W. Gerdelman, Managing Member, Mortonsgroup LLC, has served as a director of McDATA since May 1998. Mr. Gerdelman has been Managing Member of Mortonsgroup LLC, an early stage venture firm, since October 1999. From April 1999 to October 1999, Mr. Gerdelman was Chief Executive Officer of USA.NET, a provider of outsourced e-mail applications for consumers and business customers. Mr. Gerdelman was employed by MCI Telecommunications Corporation as an Executive Vice President from 1986 through April 1999. He received his Bachelor of Science degree in chemistry from the College of William and Mary. Mr. Gerdelman currently serves as a director of APAC, Sycamore Networks, Inc. and Genuity.

        Charles Johnston, Chairman, Ventex Technologies, Inc., AFD Technologies, Inc., J&C Resources, LLC, and Ultraclenz Corporation has served as a director of McDATA since May 1998. Mr. Johnston has been Chairman of AFD Technologies, Inc., J&C Resources, LLC, and Ultraclenz Corporation since 1992. Mr. Johnston was founder, Chairman and CEO of ISI Systems, a developer of software systems and related services, from 1969 to 1992 (ISI was sold to Teleglobe Corporation of Montreal, Canada in 1989). He served in various capacities at International Business Machines Corporation from 1959 until

1965 and served as Director of Grumman Corporation and Teleglobe Corporation from 1989 to 1994. He received his Bachelor of Science degree in 1957 from Worcester Polytechnic Institute. He currently serves as a director of AuthentiDate Holding Corporation, Intacta Technologies, Inc., Internet Commerce Company, and Hydron Technologies, Inc.

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

        Thomas M. Uhlman, Managing Partner, New Ventures Partners, LLC, has served as a director of McDATA since May 1998. Mr. Uhlman has been Managing Partner, New Venture Partners, LLC since January 2001. From 1997 to 2001, Mr. Uhlman was President, New Ventures Group at Lucent Technologies. From 1996 to 1997, Mr. Uhlman was Senior Vice President, Corporate Strategy, Business Development and Public Affairs of Lucent Technologies. From 1995 to 1996 Mr. Uhlman was the Vice President, Corporate Development of AT&T Corp. Prior to joining AT&T, he was with Hewlett-Packard Company in various advisory and management roles. He received his Ph.D. in Political Science from the University of North Carolina—Chapel Hill, his Masters Degree in management from Stanford University School of Business and his Bachelor of Arts degree in political science from the University of Rochester.

        Laurence G. Walker, Vice President of Strategy, Network & Computing Systems Group, Motorola, has served as a director of McDATA since May 1998. Mr. Walker co-founded C-Port in November 1997 and was Chief Executive Officer until August 2001. C-Port was acquired by Motorola in May 2000. From June 1997 until October 1997, Mr. Walker was self-employed. From August 1996 until May 1997, Mr. Walker served as Chief Executive Officer of CertCo, a digital certification supplier. Prior to that, he was Vice President and General Manager, Network Product Business Unit, Digital Equipment Corporation from January 1994 to July 1996. From 1981 to 1994, he held a variety of other management positions at Digital Equipment Corporation. He received his Ph.D. and Master of Science degree in electrical engineering from the Massachusetts Institute of Technology and his Bachelor of Science degree in Electrical Engineering from Princeton.

        Our Board of Directors is divided into three classes, the members of which serve for a staggered three-year term and until they or their successors are duly elected and qualified Messrs. Skilling and Uhlman serve in the class whose term expires at the annual meeting of stockholders in 2002; Messrs. Johnston, McDonnell and Walker serve in the class whose term expires at the annual meeting of stockholders in 2003 and Mr. Gerdelman and Mr. Kelley serve in the class whose term expires at the annual meeting of stockholders in 2004. Upon the expiration of the term of a class of directors, directors in that class will be elected for three-year terms at the annual meeting of stockholders in the year in which that term expires.

        Our officers serve at the discretion of the Board of Directors. There are no family relationships among our directors and officers.

Other Matters

        In March 2001, Dee J. Perry, our former Chief Financial Officer and Vice President of Finance and Administration, retired from the Company. In July and September of 2001, David M. Weishaar,

our former Vice President of Manufacturing and John H. Runne, our former Vice President of Corporate Development, left the company to pursue other interests.

Board of Directors Committees and Other Information

        Our Board of Directors has an Audit Committee and a Compensation Committee. The Audit Committee, currently comprised of Messrs. Gerdelman, Johnston and Skilling, reviews our accounting policies and practices and financial reporting and internal control structures, recommends to our Board of Directors the appointment of independent auditors to audit our financial statements each year and confers with the auditors and our officers for purposes of reviewing our internal controls, accounting practices, financial structures and financial reporting. The Compensation Committee, currently comprised of Messrs. Uhlman and Walker reviews salaries, incentives and other forms of compensation for our executive officers and administers our incentive compensation plan. The Compensation Committee has delegated its duties with respect to option grants for non-executive officers to a compensation subcommittee, which is chaired by Mr. McDonnell, in accordance with the terms of the Company's 2001 Equity Incentive Plan (formerly the 1997 Stock Option Plan).

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

        Based solely on a review of the copies of Section 16(a) forms furnished to us and written representations that no other filings were required, we believe that all the Securities and Exchange Commission filing requirements applicable to our executive officers, directors and greater than 10% shareholders were complied with for 2001.

ITEM 11. Executive Compensation

        The following table sets forth information for the fiscal year ended December 31, 2001 concerning the compensation paid to our Chief Executive Officer, our four other most highly compensated executive officers and one executive that resigned prior to year end, all of whose total salary and bonus for such fiscal year exceeded $100,000, collectively referred to below as the Named Executive Officers:

Summary Compensation Table

Long-Term Compensation Awards
Annual Compensation
Name and Principal Position						Securities Underlying Options(#)	Other Compensation($)
		Salary($)		Bonus($)(1)
John F. McDonnell Chief Executive Officer and President	2001 2000 1999	$ $ $	251,944 280,883 269,039	$ $ $	— 92,155 35,131	— — —	$ $ $	3,804 5,373 9,525	(2) (3) (4)
Janet K. Cooper Senior Vice President and Chief Financial Officer	2001 2000 1999		$233,654 — —		$146,827 — —	105,000 — —		$470 — —	(5)
Michael B. Gustafson Vice President of Worldwide Sales	2001 2000 1999	$ $ $	136,669 115,935 100,384	$ $ $	245,794 275,626 112,916	— 200,000 120,000	$ $ $	5,720 8,055 45,547	(6) (7) (8)
Earl T. Carothers Vice President of Corporate Quality and Customer Support	2001 2000 1999	$ $	186,481 6,538 —		$55,672 — —	25,000 25,000 —		$101,695 — —	(9)
James E. Kuenzel Vice President of Engineering	2001 2000 1999	$ $ $	208,180 200,000 33,846	$ $	38,150 50,578 —	— — 600,000	$ $ $	5,880 39,257 28,003	(10) (11) (12)
John H. Runne(13) Vice President of Corporate Development	2001 2000 1999	$ $	213,129 15,384 —		$30,000 — —	— 50,000 —		— — —

(1)
Includes performance bonuses and commissions accrued in 2001, 2000 and 1999 whether paid in that year or a succeeding year.

(2)
For 2001, this amount includes $1,713 for term life insurance premium and $2,091 paid to Mr. McDonnell's account in our 401(k) plan.

(3)
For 2000, this amount Includes $2,580 for term life insurance premiums, $2,347 paid to Mr. McDonnell's account in our 401(k) plan and $445 for reimbursement of travel expenses.

(4)
For 1999, this amount includes $1,806 for term life insurance premiums, $2,000 paid to Mr. McDonnell's account in our 401(k) plan and $5,719 for reimbursement of travel expenses.

(5)
For 2001, this amount represents $470 for term life insurance premium.

(6)
For 2001, this amount includes $216 for term life insurance premium and $5,504 paid to Mr. Gustafson's account in our 401(k) plan.

(7)
For 2000, this amount includes $144 for term life insurance premiums, $2,000 paid to Mr. Gustafson's account in our 401(k) plan and $5,911 for reimbursement of travel expenses.

(8)
For 1999, this amount includes $96 for term life insurance premiums, $4,765 paid to Mr. Gustafson's account in our 401(k) plan and $40,686 for reimbursement of relocation expenses.

(9)
For 2001, this amount includes $1,651 for term life insurance premium, $5,322 paid to Mr. Carother's account in our 401(k) plan and $94,722 for reimbursement of relocation expenses.

(10)
For 2001, this amount includes $630 for term life insurance premium and $5,250 paid to Mr. Kuenzel's account in our 401(k) plan.

(11)
For 2000, this amount includes $630 for term life insurance premiums, $5,605 paid to Mr. Kuenzel's account in our 401(k) plan, and $33,022 for reimbursement of relocation expenses.

(12)
For 1999, this amount includes $117 for term life insurance premiums and $27,886 for reimbursement of relocation expenses.

(13)
Resigned in September 2001.

Option Grants in Last Fiscal Year

        The following table sets forth certain information for each grant of stock options during the year ended December 31, 2001 to each of the Named Executive Officers. All of these options granted by us were granted under our 2001 Equity Incentive Plan (formerly the 1997 Stock Option Plan) and have a term of 10 years, subject to earlier termination in the event an optionee's services to us cease. For more information, see "Employee Benefit Plans" below for descriptions of the material terms of these options. During the year ended December 31, 2001, we granted options to purchase an aggregate of 2,525,829 shares of Class B common stock under the 2001 Equity Incentive Plan. Options were granted at an exercise price equal to the fair market value (as determined under the 2001 Equity Incentive Plan) of our Class B common stock on the day prior to the grant date. Potential realizable values are net of exercise prices before taxes, and are based on the assumption that our Class B common stock appreciates at the annual rate shown, compounded annually, from the date of grant until the expiration of the ten-year term and that the option is exercised at the exercise price and sold on the last day of its term at the appreciated price. These numbers are calculated based on Securities and Exchange Commission requirements and do not reflect any projection or estimate of future stock price growth. No stock appreciation rights were granted during the fiscal year ended December 31, 2001.

	Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
	Number Of Securities Underlying Options Granted	Percent of Total Options Granted to Employees In 2001
Exercise Price Per Share ($/share)
Name					Expiration Date
						5%		10%
John F. McDonnell	—	—		—	—		—		—
Janet K. Cooper	45,000 45,000 15,000	1.8 1.8 *	$ $ $	25.23 19.13 14.00	2/22/11 3/22/11 10/18/11	$ $ $	714,015 541,384 132,068	$ $ $	1,809,456 1,371.973 334,686
Michael B. Gustafson	—	—		—	—		—		—
Earl T. Carothers	25,000	*		$14.00	10/18/11		$192,965		$475,282
James E. Kuenzel	—	—		—	—		—		—

*
Less than 1%

Aggregated Option Exercises in Last Fiscal Year

        The following table sets forth information with respect to the Named Executive Officers concerning exercisable and unexercisable options held as of December 31, 2001. The dollar value of in-the-money options at December 31, 2001 is calculated by determining the difference between the year-end fair market value of $25.11 per share and the option exercise price.

			Number of Securities Underlying Unexercised Options at December 31, 2001		Value of Unexercised In-the-Money Options at December 31, 2001
Name	Shares Acquired on Exercise(#)	Value Realized($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
John F. McDonnell	—	—	940,000	—	$22,663,400	—
Janet K. Cooper	—	—	—	105,000	—	$435,750
Michael B. Gustafson	7,500	$164,790	107,500	230,000	$2,105,425	$3,923,900
Earl T. Carothers	—	—	—	50,000	—	$277,750
James E. Kuenzel	51,600	$1,175,891	243,078	300,000	$5,435,224	$6,708,000

Management Bonus Program

        All of our executive officers and many of our other senior employees are eligible for a bonus based upon achievement of specified annual or quarterly objectives. There is no formal agreement with respect to this program and objectives for bonuses are set annually by the Board of Directors or the Chief Executive Officer. Currently the bonus is calculated as a percentage of base compensation and can range from 10% to 35% for non-executive officers and from 25% to 100% for executive officers. For non-executive officers, the bonus is tied to achievement of annual planned operating profit and revenue and achievement of quarterly objectives agreed to by the employee and their manager. For executive officers, the bonus is tied to achievement of annual planned operating profit and revenue and achievement of quarterly objectives. Typically, 70% of an executive officer's bonus is tied to achievement of annual planned profit and 30% to achievement of quarterly objectives. Unlike other executive officers, Mr. Gustafson's compensation is tied more directly to bonuses based on the achievement of annual and quarterly objectives.

Change of Control Arrangements/Employment Agreements

        All of our executive officers have entered into severance agreements and key employee agreements with us. Our severance agreements grant our executive officers a payment, in a lump sum or according to our normal payroll timetable, equal to four times (eight times for Ms. Cooper) the average of their quarterly compensation over the preceding eight calendar quarters, payment for all accrued but unused vacation days, the provision of health benefits for a period of time and automatic acceleration of the vesting of all stock options held if we terminate their employment upon a change in control and provide that our executive officers will not engage in any activity that conflicts with their obligations to us, induce other employees to leave us, or compete with us for a period of one year after termination of their employment. Under the terms of the key employee agreement, all confidential, proprietary or other trade secret information and all other discoveries, inventions, processes, methods and improvements made by the employee are our property. In addition, pursuant to the agreement, employees may not compete with us for one year after termination of their employment.

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

  •
  any breach of their duty of loyalty to the corporation or its stockholders;

  •
  acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;

  •
  unlawful payments of dividends or unlawful stock repurchases or redemptions; or

  •
  any transaction from which the director derived an improper personal benefit.

        This provision has no effect on any non-monetary remedies that may be available to us or our stockholders, nor does it relieve us or our officers or directors from compliance with federal or state securities laws.

        Given the increasing difficulty in obtaining additional liability insurance for officers and in recognition of the need to protect certain officers from unwarranted personal liability, in October 2001 the Board of Directors authorized the Company to extend indemnification agreements to our CEO, President, CFO and certain of our other officers to provide specific contractual assurance that the indemnification protection promised by the by-laws will be available to such officers.

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

        Our amended and restated by-laws also permit us to purchase and maintain insurance on behalf of any officer or director for any liability arising out of his or her actions in that capacity, regardless of whether our by-laws would otherwise permit indemnification for that liability. We currently have such liability insurance for our officers and directors.

        At the present time, there are several class action lawsuits (see Item 3. Legal Proceedings) involving certain of our current and former officers. We believe these lawsuits are without legal merit. Accordingly, the Board of Directors has authorized indemnification for such current and former officers.

Employee Benefit Plans

2001 Equity Incentive Plan

        Our Board of Directors and our stockholders approved and adopted our 1997 Stock Option Plan in October 1997, which was amended and restated in August 2001 as the 2001 Equity Incentive Plan by the Board of Directors and stockholders. This amendment of the plan increased the authorized number of Class B common stock shares issuable under the plan by 5 million shares (from 19 million to 24 million) and expanded the type of awards to include restricted stock and stock awards and other necessary changes. As of December 31, 2001, approximately 6,140,944 million shares of our Class B common stock were reserved for issuance under the 2001 Equity Incentive Plan. Under the terms of the 2001 Equity Incentive Plan, our Board of Directors may grant incentive stock options, non-qualified stock options, stock bonuses and rights to acquire restricted stock to our employees and non-qualified stock options to our directors, provided that certain eligibility requirements are satisfied. Our Board of Directors administers the 2001 Equity Incentive Plan, but has delegated to the Compensation Committee the authority to administer the plan.

        Subject to the provisions of the 1997 Stock Option Plan, our Board of Directors or Compensation Committee has the authority to select eligible persons to whom options will be granted and determine the terms of each option, including:

  •
  the duration of the option, which may not exceed 10 years;

  •
  whether an option will be an incentive stock option or a non-qualified stock option;

  •
  the number of shares of Class B common stock covered by the option; and

  •
  when the option becomes exercisable.

        The exercise price per share of Class B common stock for:

  •
  non-qualified options must be no less than 85% of the fair market value per share of the Class B common stock subject to the option;

  •
  incentive stock options must be no less than the fair market value of the Class B common stock subject to the option; and

  •
  incentive stock options granted to an employee owning more than 10% of the total combined voting power of all classes of our capital stock, or of any related company, must not be less than 110% of the fair market value per share of the Class B common stock.

        Initially, each incentive stock option granted is exercisable over a period determined by the Board of Directors or the Compensation Committee in its discretion, not to exceed ten years from the date of the grant as required by the Internal Revenue Code of 1986. In addition, the exercise period for an incentive stock option may not exceed five years from the date of the grant if the option is granted to an individual who, at the time of the grant, owns more than 10% of the total combined voting power of all classes of our capital stock. The Board of Directors or the Compensation Committee generally has the right to accelerate the exercisability of any options granted under the 2001 Equity Incentive Plan that would otherwise be unexercisable. In the event of certain changes in control, the acquiring or successor corporation may assume or grant substitute options for options then outstanding under the 2001 Equity Incentive Plan, or such options shall terminate.

        The 2001 Equity Incentive Plan expires on September 30, 2007, except as to options or awards outstanding on that date. Subject to the terms of the 2001 Equity Incentive Plan, the Board of Directors or the Compensation Committee may terminate or amend the 2001 Equity Incentive Plan at any time.

        The Board of Directors or the Compensation Committee determines the purchase price of other stock awards. However, the Board of Directors or the Compensation Committee may award stock bonuses in consideration of past services without purchase payment. Shares that we sell or award under the 2001 Equity Incentive Plan may, but need not be, restricted and subject to a repurchase option in our favor in accordance with a vesting schedule that the Board of Directors or the Compensation Committee determines. The Board of Directors or the Compensation Committee, however, may accelerate the vesting of the restricted stock. In accordance with the terms of the 2001 Equity Incentive

Plan, the Compensation Committee has delegated its duties with respect to equity grants for non-executive officers to a Compensation Subcommittee, which is chaired by Mr. McDonnell.

        As of December 31, 2001, options for the purchase of an aggregate of 10,671,833 shares of Class B common stock at a weighted average exercise price of $11.32 were outstanding under the 2001 Equity Incentive Plan. To address stock options issued to employees at a price of $20 or higher, the Compensation Committee approved a company-wide program to issue 500,000 additional options to eligible employees (which is included in the above total). As of December 31, 2001, stock awards in the form of 192,145 shares of Class B common stock were reserved for issuance in September 2002 relating to our SANavigator acquisition.

401(k) Plan

        The Company has adopted a 401(k) Plan. Participants in our 401(k) plan may contribute up to 15% of their total annual compensation, not to exceed the specified statutory limit, which was $11,000 in calendar year 2001. The 401(k) plan permits, but does not require, us to make contributions to the 401(k) plan on behalf of our employees. Our current practice is to match $.50 on each dollar of an employee's contributions up to the first 6% of an employee's compensation with a total maximum matching contribution of 3% of an employee's compensation. All contributions to the 401(k) plan by or on behalf of employees are subject to the aggregate annual limits prescribed by the Internal Revenue Service. Under our 401(k) plan, our participants received full and immediate vesting of their contributions and are vested in matching contributions over a three year period.

Profit Sharing

        Subject to approval by the Board of Directors or the Compensation Committee, we have historically awarded limited profit sharing to eligible employees based on Company performance. For 2001 and 2000, the amounts approved were 2.5% and 5% of base salary, respectively. Profit sharing is at the discretion of the Company.

Compensation Committee Interlocks and Insider Participation

        No interlocking relationship exists between our Board of Directors or Compensation Committee and the board of directors or compensation committee of any other entity, nor has any interlocking relationship existed in the past.

Director Compensation

        With the exception of John F. McDonnell and John A. Kelley, Jr., all of our directors are compensated for their services as board or committee members in fiscal year 2001. Each director other than Mr. McDonnell and Mr. Kelley received in fiscal year 2001 an annual director's fee of $10,000, plus $1,000 for each board meeting and $1,000 for each committee meeting. Our practice has been to grant directors options to purchase 50,000 shares of our Class B common stock when they became directors and to grant them options to purchase an additional 20,000 shares of our Class B common stock each year thereafter. In October 1997, before he became a director, Mr. McDonnell was granted an option to purchase 1,000,000 shares of our Class B common stock and has not been granted options since. Mr. Kelley was granted an option to purchase 250,000 shares of our Class B common stock upon his hire as President and Chief Operating Officer in late August 2001.

Report of the Compensation Committee of the Board of Directors

        The following is the report of the Compensation Committee of the Board of Directors with respect to the compensation paid to the Company's executive officers during fiscal year 2001. Actual compensation earned during fiscal year 2001 by the Named Executive Officers is shown in the Summary Compensation Table.

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

  •
  Provide a competitive total compensation package that takes into consideration the compensation practices of companies with which the Company competes for executive talent.

  •
  Provide variable compensation opportunities that are linked to achievement of financial, organization, management and individual performance goals.

  •
  Align the financial interests of executive officers with those of stockholders by providing executives with an equity stake in the Company.

  Components of Executive Compensation

        The compensation program for the Company's executive officers consists of the following components:

  •
  Base Salary

  •
  Management Bonus Program

  •
  Long-Term Stock Option Incentives

  Base Salary

        The Compensation Committee reviews salaries for the Chief Executive Officer and other executive officers at its first annual meeting of each year. Base salaries are established by the Compensation Committee based upon competitive compensation data, an executive's job responsibilities, the level of experience, individual performance and contribution to the business. No specific formula is applied to determine the weight of each factor. The Compensation Committee bases its determination of Mr. McDonnell's salary on both his individual performance and the salaries paid to chief executive officers of peer companies. Based on its review in early 2001, Mr. McDonnell's salary was increased to $300,000 for 2001. As part of a company-wide cost containment initiative, Mr. McDonnell voluntarily reduced his salary to $100,000 in October 2001 through the end of 2001. Based upon a review of competitive compensation data in early 2002, the Compensation Committee determined to increase Mr. McDonnell's salary to $400,000 for 2002. At Mr. McDonnell's request to be firmly aligned with stockholders, he recommended, and the Compensation Committee agreed, that his base salary would be paid only upon meeting certain 2002 financial and operational milestones (which are the same company milestones for the other executive officers under the Management Bonus Program). Mr. McDonnell may take recoverable draws against his anticipated salary if needed.

Management Bonus Program

        All of our executive officers are eligible for a bonus based upon achievement of specified annual or quarterly objectives. There is no formal agreement with respect to this program and objectives for bonuses are set annually by the Board of Directors. Currently, the bonus is calculated as a percentage of base compensation and can range from 25% to 100% for executive officers. For executive officers, the bonus is tied to achievement of annual planned operating profit and revenue, and achievement of quarterly objectives. Typically, 70% of an executive officer's bonus is tied to achievement of annual planned profit and revenue (the "annual performance component") and 30% to achievement of quarterly objectives (the "quarterly objectives component"). Unlike other executive officers, Mr. Gustafson's compensation is tied more directly to bonuses based on the achievement of annual and quarterly objectives. The Compensation Committee determined that the Company's 2001 performance justified payment of up to half of the annual performance component of the Management Bonus Program to executive officers (other than the CEO). Mr. McDonnell is eligible for a bonus in an amount up to 50% of his base compensation. Although the Compensation Committee believes that Mr. McDonnell met a number of Company objectives for 2001, Mr. McDonnell respectfully requested that no bonus be paid to him for 2001. Based upon a review of competitive compensation data in early 2002, the Compensation Committed determined that Mr. McDonnell is eligible for a bonus of up to 75% of his base compensation for 2002. Mr. McDonnell also recommended, and the Compensation Committee agreed, that his eligible bonus would be based upon meeting the same 2002 financial and operational milestones as his salary is based upon.

Long-Term Stock Option Incentives

        The Compensation Committee provides the Company's executive officers with long-term incentive compensation through grants of options to purchase the Company's Class B common stock. The goal of the long-term stock option incentive program is to align the interests of executive officers with those of the Company's stockholders and to provide each executive officer with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business. It is the belief of the Compensation Committee that stock options directly motivate an executive to maximize long-term stockholder value. The options also utilize vesting periods that encourage key executives to continue in employ of the Company. The Compensation Committee considers the grant of each option subjectively, reviewing factors such as the anticipated future contribution of the executive toward the attainment of the Company's long-term strategic performance goals. In 2001, the Compensation Committee granted new hire options to executive officers joining the Company, Ms. Cooper, Mr. Finley, Mr. Kelley, Ms. Niparko and Mr. Search received 90,000, 55,000, 250,000, 40,000, and 25,000 new hire options to purchase Class B common stock, respectively, that vests one quarter each year. In October 2001, the Compensation Committee approved of (a) an additional option grant program for eligible employees and directors, (b) a retention option grant program and (c) an annual option grant program to address retention and equity compensation due to concerns raised by our decrease in stock price. As part of this option program, (a) Mr. Carothers, Ms. Cooper, Mr. McGimpsey and Mr. Search were granted 25,000, 15,000, 25,000 and 19,000 options to purchase Class B common stock, respectively, and (b) directors were granted 4,500 options each to purchase Class B common stock that vests one quarter each year. In fiscal 2001, no options were granted to Mr. McDonnell because the Compensation Committee believed that his current option status was competitive based on market data and his future vesting.

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

Respectfully submitted by:
The Compensation Committee Thomas M. Uhlman, Chairman Laurence G. Walker

Performance Graph

        Set forth below is a line graph comparing the annual percentage change in the cumulative return to the stockholders of our Class A Common Stock with the cumulative return of the NASDAQ Market Index and the SIC Code Computer Peripheral Equipment Index for the period commencing February 8, 2001 and ending on December 31, 2001. Returns for the indices are weighted based on market capitalization at the beginning of each measurement point.

COMPARE CUMULATIVE TOTAL RETURN
AMOUNG MCDATA CORPORATION CLASS A
NASDAQ MARKET INDEX AND SIC CODE INDEX

ASSUMES $100 INVESTED ON FEB. 8, 2001
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2001

Company/Index	02/08/01	03/31/01	06/30/01	09/30/01	12/31/01
McDATA Corporation	$100.00	$40.18	$37.95	$18.14	$52.97
SIC Code 3669	$100.00	$46.89	$41.13	$18.47	$29.54
NASDAQ	$100.00	$67.24	$78.80	$54.72	$71.33

(1)
The graph assumes that $100 was invested on February 8, 2001 in the Company's Class A common stock, in the NASDAQ Market Index, and the SIC Code Computer Peripheral Equipment Index, and that all dividends were reinvested. No dividends have been declared or paid on the Company's Class A common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

        Set forth below is a line graph comparing the annual percentage change in the cumulative return to the stockholders of our Class B Common Stock with the cumulative return of the NASDAQ Market Index and the SIC Code Computer Peripheral Equipment Index for the period commencing August 9, 2000 and ending on December 31, 2001. Returns for the indices are weighted based on market capitalization at the beginning of each measurement point.

COMPARE CUMULATIVE TOTAL RETURN
AMOUNG MCDATA CORPORATION CLASS B
NASDAQ MARKET INDEX AND SIC CODE INDEX

ASSUMES $100 INVESTED ON AUG. 9, 2000
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2001

Company/Index	08/09/00	09/30/00	12/31/00	03/31/01	06/30/01	09/30/01	12/31/01
McDATA Corporation	$100.00	$143.63	$63.99	$26.50	$25.53	$9.57	$29.35
SIC Code 3669	$100.00	$96.41	$72.33	$35.07	$30.76	$13.81	$22.09
NASDAQ	$100.00	$97.44	$65.48	$49.37	$57.86	$40.18	$52.37

(1)
The graph assumes that $100 was invested on August 9, 2000 in the Company's Class B common stock, in the NASDAQ Market Index, and the SIC Code Computer Peripheral Equipment Index, and that all dividends were reinvested. No dividends have been declared or paid on the Company's Class B common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information concerning the beneficial ownership of our common stock as of December 31, 2001. Unless otherwise indicated, the address of each listed shareholder is c/o McDATA Corporation, 380 Interlocken Crescent, Broomfield, Colorado 80021.

        We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. We have based our calculation of the percentage of beneficial ownership on the number of shares of Class A common stock outstanding on December 31, 2001, or the number of shares of Class B common stock outstanding on December 31, 2001, as the case may be. There were 81,000,000 shares of Class A common stock outstanding on December 31, 2001, and 31,562,223 shares of Class B common stock outstanding on December 31, 2001.

        In computing the number of shares of Class B common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of Class B common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of December 31, 2001. Asterisks represent beneficial ownership of less than one percent.

	Number of Shares of Common Stock Class Beneficially Owned				Percent of Shares of Common Stock Class Beneficially Owned
Name and Address of the Beneficial Owner
	Class A(1)		Class B		Class A	Class B
5% Stockholder
Putnam Investments, LLC One Post Office Square, Boston, Massachusetts 02109	7,528,394	(3)	—		9.2%	—
INVESCO Funds Group 4350 South Monaco Street, Denver, CO 80237		(2)	2,300,700	(3)	(2)	7.2%
Nicholas Applegate Capital Management 600 West Broadway, 29th Floor, San Diego, CA 92101		(2)	2,299,000	(3)	(2)	7.3%
Patricia L. McDonnell	37,816	(4)	3,951,500	(5)	*	12.5%
John F. McDonnell	28,311	(6)	6,850,000	(7)	*	21.7%
Executive Officers and Directors
John F. McDonnell	28,311	(6)	6,850,000	(7)	*	21.7%
Earl T. Carothers	—		6,250	(8)	—	*
Janet K. Cooper	—		11,250	(8)	—	*
John A. Kelley	—		—		—	—
Michael B. Gustafson	53		159,750	(9)	*	*
Robert F. Finley	—		—		—	—
James E. Kuenzel	—		265,000	(10)	—	*
Thomas O. McGimpsey	—		9,000	(8)	—	*
Karen L. Niparko	—		—		—	—
Richard G. Search	—		—		—
Donald P. Wenninger	—		19,600		—	—
John W. Gerdelman	—		62,500	(8)	—	*
Charles C. Johnston	—		62,500	(8)	—	*
D. Van Skilling	26		62,500	(8)	*	*
Thomas M. Uhlman	—		62,500	(8)	—	*
Laurence G. Walker	1	(11)	62,600	(8)	*	*
All Executive Officers and Directors as a Group (16 persons)	28,391		7,633,450		*	24%

(1)
Resulting from EMC distribution of Class A common stock on February 7, 2001.

(2)
No Schedule 13D or 13G filed with respect to Class A common stock.

(3)
Based on Schedule 13G filings (as of December 31, 2001).

(4)
Includes 28,311 shares held jointly with Mr. McDonnell and 1,491 shares held as custodian for a custodial account.

(5)
Includes 50,500 shares held by Patricia L. McDonnell, as custodian for a custodial account.

(6)
Includes 28,311 shares held jointly by Mr. McDonnell and Patricia L. McDonnell, Mr. McDonnell's wife. Mr. McDonnell disclaims beneficial ownership of the shares of Class A common stock held by Mrs. McDonnell personally and as custodian.

(7)
Includes 40,000 shares held by the McDonnell Family Partnership, L.L.L.P., a limited liability limited partnership of which Mr. McDonnell is the general partner and 940,000 shares subject to options exercisable within 60 days after January 1, 2002. The number of shares of common stock beneficially owned by John F. McDonnell does not include 3,941,000 shares held by Patricia L. McDonnell, Mr. McDonnell's wife, and 50,500 shares held as custodian by Mrs. McDonnell for their son. Mr. McDonnell disclaims beneficial ownership of the shares of Class B common stock held by Mrs. McDonnell personally and as custodian.

(8)
Consists of stock option exercisable within 60 days after January 1, 2002 (plus 100 shares for Mr. Walker).

(9)
Consists of 22,250 shares and 137,500 shares subject to stock options exercisable within 60 days after January 1, 2002.

(10)
Consist of 16,922 shares and 248,078 shares subject to stock options exercisable within 60 days after January 1, 2002.

(11)
Includes 1 share of Class A common stock held by Katherine Walker, Mr. Walker's wife.

(*)
Less than 1 percent

On February 7, 2001, EMC distributed all the shares of our Class A common stock held by EMC to EMC stockholders on a pro rata basis in a transaction that was tax free to EMC. A total of 81,000,000 shares of our Class A common stock were distributed. EMC stockholders paid no consideration for the shares of Class A common stock distributed to them.

Other Matters

        In October 2000, new SEC rules went into effect that establish affirmative defenses to insider trading claims under certain defined circumstances, irrespective of the possession of material non-public information, for transactions planned before coming into possession of such information. Generally, such persons may purchase or sell such securities pursuant to a binding pre-existing plan, contract or instruction (collectively a "Pre-Existing Plan") which sets forth either (a) the amount, price and date of such trade, (b) a formula, algorithm or computer program for determining amounts, prices and dates; or (c) such Pre-Existing Plan does not permit the person to exercise any subsequent influence over the trade. Mr. McDonnell, Mrs. McDonnell, Mr. Kuenzel, Mr. Gustafson, Mr. McGimpsey and Mr. Wenninger have established Pre-Existing Plans for the purpose of selling a portion of their shares of Class B common stock to diversify their holdings. Other officers may enter into Pre-existing Plans to diversify their holdings.

ITEM 13. Certain Relationships and Related Transactions

        There has not been nor is there currently proposed any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds $60,000 and in which any director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest other than (a) compensation agreements and other arrangements, which are described in "Item 11—Executive Compensation" and (b) the transactions described in our Registration Statement on Form S-1, SEC File No. 333-38106, declared effective on August 8, 2000.

        In connection with the February 7, 2001 distribution of our Class A common stock by EMC, the Investors' Rights Agreement to which Mr. McDonnell was a party was terminated in accordance with its terms.

PART IV

ITEM 14. Financial Statement Schedules, Reports on Form 8-K and Exhibits

(a)
Documents filed as part of this report

Page
(i)	Index to Consolidated Financial Statements	F-1
	Report of Independent Accountants	F-2
Consolidated Financial Statements:
	Consolidated Balance Sheets as of December 31, 2001 and 2000	F-3
	Consolidated Income Statements for the years ended December 31, 2001, 2000 and 1999	F-4
	Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999	F-5
	Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999	F-6
	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2001, 2000 and 1999	F-7
	Notes to Consolidated Financial Statements	F-8 through F-27
(ii)	Consolidated Financial Statement Schedule:
	Schedule II—Valuation and Qualifying Accounts	S-1

Financial statement schedules other than the one listed above have been omitted because the required information is contained in the consolidated financial statements and notes thereto or because such schedules are not required or applicable.

(b)
Reports on Form 8-K:

        We filed the following reports on Form 8-K during the fourth quarter of 2001 and the first quarter of 2002 through the date of the filing of this Annual Report: Form 8-K filed on February 25, 2002.

(c)
Exhibits:

        Exhibits identified in parentheses below are on file with the Commission and are incorporated herein by reference. All other exhibits are provided as part of this submission.

Exhibits filed for the Company through the filing of this Form 10-K.

(3.1)	Amended and Restated Certificate of Incorporation of the Company
(3.2)	Amended and Restated By-laws of the Company
(4.1)	Form of Company's Class B Common Stock Certificates
(4.1.1)	Form of Company's Class A Common Stock Certificates
(4.2)	Investors' Rights Agreement dated as of October 1, 1997 by and among the Company, EMC Corporation, McDATA Holdings Corporation and Certain Investors
(4.3)	Amendment No. 1 to the Investors' Rights Agreement dated May 23, 2000 by and among the Company, McDATA Holdings Corporation and certain Investors
(4.4)	Rights Agreement dated as of May 18, 2001, by and between the Company and the Bank of New York, as rights agent (Filed in Form 8-K dated May 21, 2001).
(10.1)	Asset Transfer Agreement dated as of October 1, 1997 by and among the Company, EMC Corporation, and McDATA Holdings Corporation
(10.2)	Investors' Rights Agreement dated as of October 1, 1997 by and among the Company, EMC Corporation, McDATA Holdings Corporation and certain Investors (see Exhibit 4.2)

(10.3)	Amendment No. 1 to the Investors' Rights Agreement dated May 23, 2000 by and among the Company, McDATA Holdings Corporation and certain Investors (see Exhibit 4.3)
(10.3.1)	Termination of Investors' Rights Agreement, dated as of January 24, 2001, by and among the Company, McDATA Holdings Corporation and Certain Investors (Filed in Form 10-K for the fiscal year ended 2000)
(10.4)	Services Agreement dated as of October 1, 1997 by and among EMC Corporation, McDATA Holdings Corporation and the Company
(10.5)	Letter Agreement dated April 19, 1999 by and between the Company and McDATA Holdings Corporation
(10.6)	Technology Rights Agreement dated as of October 1, 1997 by and among the Company, EMC Corporation and McDATA Holdings Corporation
(10.7)	Amended and Restated Tax Sharing Agreement dated as of May 31, 2000 by and among EMC Corporation, McDATA Holdings Corporation and the Company
(10.8)	Form of Master Transaction Agreement entered into by and among the Company and EMC Corporation dated May 31, 2000
(10.9)	Form of Indemnification and Insurance Matters Agreement entered into by and among the Company and EMC Corporation dated May 31, 2000
(10.10)	Master Confidential Disclosure and License Agreement dated as of May 31, 2000 by and among the Company and EMC Corporation
(10.11)+	Reseller Agreement dated as of February 22, 2000 by and between International Business Machines Corporation and the Company
(10.12)	Amendment Number One to the Resale Agreement dated September 30, 2000 by and between International Business Machines Corporation and the Company
(10.13)+	OEM Purchase and License Agreement dated as of May 19, 2000 by and between EMC Corporation and the Company
(10.13.1)+	Amendment to OEM Purchase and License Agreement dated as of September 21, 2001, by and between EMC Corporation and the Company
(10.14)+	Development Agreement dated as of May 19, 2000 by and between EMC Corporation and the Company
(10.15)+	Manufacturing Agreement dated as of September 17, 1992 by and between SCI Systems, Inc. and the Company
(10.15.1)+	Manufacturing and Purchasing Agreement dated as of December 14, 2001 by and between SCI Systems, Inc. and the Company (Filed on Form 8-K dated February 25, 2002)
(10.16)+	OEM and License Agreement dated as of April 27, 1999 by and between Brocade Communication Systems, Inc. and the Company
(10.17)	Lease dated September 12, 1997 by and between the Company and WHLNF Real Estate Limited Partnership
(10.18)	Lease dated November 2, 1999 by and between the Company and the Mills Family LLC
(10.19)	Lease dated May 28, 1997 by and between the Company and 1211486 Ontario Limited
(10.19.1)	Lease dated October 6, 2000, by and between the Company and Amber Drive I, LLC (Filed in Form 10-Q for the fiscal quarter ended September 30, 2000)
(10.19.2)	Lease dated February 9, 2001 by and between the Company and Deutsche Bank (Filed in Form 10-K for the fiscal year ended 2000)
(10.19.3)	Participation Agreement dated February 9, 2001 by and between the Company and Deutsche Bank (Filed in Form 10-K for the fiscal year ended 2000)
(10.19.4)	Second Amendment to Participation Agreement dated November 9, 2001 by and between the Company and Deutsche Bank (Filed in Form 10-Q for the fiscal quarter ended September 30, 2001)
(10.19.5)	Third Amendment to Participation Agreement dated January 24, 2002 by and between the Company and Deutsche Bank (Filed on Form 8-K dated February 25, 2002)
(10.20)*	Form of Severance Agreement

(10.21)*	1997 Stock Option Plan
(10.21.1)*	2001 McDATA Equity Incentive Plan (Filed in Form 10-Q for the fiscal quarter ended September 30, 2001)
(10.22)*	Form of Stock Option Agreement for 1997 Stock Option Plan
(10.23)*	Description of the Company's Management Bonus Program
(10.24)	Asset Purchase Agreement dated August 3, 2001 by and among the Company, SANavigator, Inc., Western Digital Corporation and Connex Inc. (Filed in Form 10-Q for the fiscal quarter ended September 30, 2001)
21	Subsidiaries of Company
23	Consent of PricewaterhouseCoopers LLP
24	Power of Attorney

()
Exhibits previously filed in the Company's Registration Statement on Form S-1, SEC File No. 333-38106, declared effective on August 8, 2000 or filed in the Company's periodic filings as specifically noted.

+
Portions of these Exhibits have been omitted and filed separately with the Securities and Exchange Commission pursuant to an order or a request for confidential treatment.

*
Executive compensation plans and arrangements.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Broomfield, State of Colorado, on March 6, 2002.

MCDATA CORPORATION
By:	/s/ JANET K. COOPER Senior Vice President of Finance and Administration and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Executive Officers
/s/ JOHN F. MCDONNELL	Chief Executive Officer
/s/ JOHN A. KELLEY, JR.	President and Chief Operating Officer
Principal Financial Officer
/s/ JANET K. COOPER	Senior Vice President of Finance and Administration and Chief Financial Officer
Principal Accounting Officer
/s/ EARNEST J. SAMPIAS	Vice President of Finance/Controller
Directors:
/s/ JOHN F. MCDONNELL	Chairman of the Board
/s/ JOHN A. KELLEY, JR.
/s/ JOHN W. GERDELMAN
/s/ CHARLES C. JOHNSTON
/s/ D. VAN SKILLING
/s/ THOMAS M. UHLMAN
/s/ LAURENCE G. WALKER

McDATA CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Note: All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
of McDATA Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(i) on page 60 present fairly, in all material respects, the financial position of McDATA Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(ii) on page 60 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Denver, Colorado
January 24, 2002

McDATA CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	DECEMBER 31,
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$69,285	$174,630
Short-term investments	146,867	191,060
Accounts receivable, net of allowances for doubtful accounts of $782 and $284, respectively.	43,805	58,797
Inventories, net	24,845	23,105
Deferred tax asset	21,953	9,232
Prepaid expenses and other current assets	9,795	3,467

Total current assets	316,550	460,291
Property and equipment, net	40,838	26,894
Long-term investments	94,849	22,378
Restricted investments	36,199	—
Other assets, net	25,517	1,806

Total assets	$513,953	$511,369

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$17,833	$26,547
Accrued liabilities	16,152	9,058
Deferred revenue	7,454	7,778
Income taxes payable	—	10,103
Obligations under capital leases	1,934	2,446

Total current liabilities	43,373	55,932
Obligations under capital leases	789	1,624

Total liabilities	44,162	57,556

Commitments and contingencies (Note 10)
Stockholders' Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, Class A, $0.01 par value, 250,000,000 shares authorized, 81,000,000 shares issued and outstanding	810	810
Common stock, Class B, $0.01 par value, 200,000,000 shares authorized, 31,562,223 and 28,907,689 shares issued and outstanding at December 31, 2001 and 2000, respectively	316	289
Additional paid-in-capital	468,133	454,009
Deferred compensation	(14,770)	(24,850)
Accumulated other comprehensive income	520	117
Retained earnings	14,782	23,438

Total stockholders' equity	469,791	453,813

Total liabilities and stockholders' equity	$513,953	$511,369

        The accompanying notes are an integral part of these consolidated financial statements.

McDATA CORPORATION

CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share data)

	YEAR ENDED DECEMBER 31,
	2001	2000	1999
Revenue	$344,406	$248,686	$95,263
Cost of revenue	215,751	119,543	50,280

Gross profit	128,655	129,143	44,983
Operating expenses:
Research and development	49,166	37,818	24,001
Selling and marketing	70,489	33,955	15,787
General and administrative	20,337	7,492	3,940
Acquired in-process research & development and other acquisition-related costs	9,327	—	—
Amortization of deferred compensation (excludes amortization of deferred compensation included in cost of revenue of $1,437, $1,907, and $709, respectively)	7,259	6,459	2,185

Operating expenses	156,578	85,724	45,913

Income (loss) from operations	(27,923)	43,419	(930)
Interest income	14,532	8,761	241
Interest expense	(349)	(525)	(1,113)

Income (loss) before income taxes	(13,740)	51,655	(1,802)
Income tax expense (benefit)	(5,084)	20,891	(186)

Net income (loss)	$(8,656)	$30,764	$(1,616)

Basic net income (loss) per share	$(0.08)	$0.31	$(0.02)

Shares used in computing basic net income (loss) per share	111,475	99,989	91,638

Diluted net income (loss) per share	$(0.08)	$0.28	$(0.02)

Shares used in computing diluted net income (loss) per share	111,475	107,953	91,638

        The accompanying notes are an integral part of these consolidated financial statements.

McDATA CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share data)

	Common Stock
	Class A		Class B				Accumulated Other Comprehensive Income
					Additional Paid-In Capital	Deferred Compensation		Retained Earnings (Deficit)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 1998	81,000,000	$810	10,002,000	$100	$30,799	$—	$—	$(5,710)	$25,999
Issuance of common stock, upon exercise of stock options	—	—	1,978,936	20	1,960	—	—	—	1,980
Deferred compensation	—	—	—	—	27,139	(27,139)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	2,894	—	—	2,894
Tax benefit of stock options	—	—	—	—	367	—	—	—	367
Net loss	—	—	—	—	—	—	—	(1,616)	(1,616)

Balances at December 31, 1999	81,000,000	810	11,980,936	120	60,265	(24,245)	—	(7,326)	29,624
Issuance of common stock, through initial public offering, net of issuance costs	—	—	14,375,000	144	376,463	—	—	—	376,607
Issuance of common stock, upon exercise of stock options	—	—	2,551,753	25	2,760	—	—	—	2,785
Deferred compensation	—	—	—	—	8,971	(8,971)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	8,366	—	—	8,366
Tax benefit of stock options	—	—	—	—	5,550	—	—	—	5,550
Unrealized gain on investments	—	—	—	—	—	—	117	—	117
Net income	—	—	—	—	—	—	—	30,764	30,764

Balances at December 31, 2000	81,000,000	810	28,907,689	289	454,009	(24,850)	117	23,438	453,813
Issuance of common stock, upon exercise of stock options	—	—	2,462,389	25	4,903	—	—	—	4,928
Restricted stock grant	—	—	192,145	2	1,894	(1,896)	—	—	—
Forfeitures of deferred compensation	—	—	—	—	(3,280)	3,280	—	—	—
Amortization of deferred compensation	—	—	—	—	—	8,696	—	—	8,696
Tax benefit of stock options	—	—	—	—	10,607	—	—	—	10,607
Change in unrealized gain on investments	—	—	—	—	—	—	403	—	403
Net loss	—	—	—	—	—	—	—	(8,656)	(8,656)

Balances at December 31, 2001	81,000,000	$810	31,562,223	$316	$468,133	$(14,770)	$520	$14,782	$469,791

The accompanying notes are an integral part of these consolidated financial statements.

McDATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	YEAR ENDED DECEMBER 31,
	2001	2000	1999
Cash flows from operating activities:
Net income (loss)	$(8,656)	$30,764	$(1,616)
Adjustments to reconcile net income (loss) to cash flows from operating activities
Depreciation and amortization	16,383	8,689	5,734
Net realized gain on investments	(262)	—	—
Net loss on retirement of assets	102	—	—
Acquired in-process research and development	7,200	—	—
Inventory provisions	26,788	2,541	1,907
Non-cash compensation expense	8,696	8,366	2,894
Tax benefit from stock options exercised	10,607	5,550	367
Changes in net assets and liabilities:
Accounts receivable	15,159	(45,213)	(539)
Inventories	(33,244)	(19,487)	(6,054)
Deferred tax asset	(14,715)	(7,149)	(701)
Prepaid expenses and other current assets	(1,632)	(352)	(1,090)
Other assets, net	(970)	(592)	1,605
Accounts payable	(8,714)	17,534	5,117
Accrued liabilities	6,717	4,578	(362)
Deferred revenue	(324)	7,407	371
Accrued income taxes	(14,799)	10,103	—

Net cash provided by operating activities	8,336	22,739	7,633
Cash flows from investing activities:
Acquisitions	(29,750)	—	—
Purchases of property and equipment	(21,473)	(16,419)	(3,305)
Purchases of investments	(614,064)	(264,052)	—
Maturities of investments	446,929	35,000	—
Sales of investments	102,670	15,802	—

Net cash used in investing activities	(115,688)	(229,669)	(3,305)
Cash flows from financing activities:
Payment of short-term debt	—	(1,900)	—
Payment of obligations under capital leases	(2,921)	(2,829)	(1,522)
Proceeds from sale of stock, net of issuance costs	—	376,607	—
Proceeds from the exercise of stock options	4,928	2,785	1,980

Net cash provided by financing activities	2,007	374,663	458

Net increase (decrease) in cash and cash equivalents	(105,345)	167,733	4,786
Cash and cash equivalents, beginning of period	174,630	6,897	2,111

Cash and cash equivalents, end of period	$69,285	$174,630	$6,897

Supplemental Disclosure of Non-cash Investing and Financing Activities
Interest paid	$350	$525	$1,113
Income taxes paid (received)	13,505	12,720	(4,302)
Capital lease obligations incurred	1,574	4,138	1,944
Transfer of inventory to fixed assets	4,549	793	1,357
Restricted stock grant	1,896	—	—
Unrealized gain on investments	825	188	—

The accompanying notes are an integral part of these consolidated financial statements.

McDATA CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	YEAR ENDED DECEMBER 31,
	2001	2000	1999
Net income (loss)	$(8,656)	$30,764	$(1,616)
Other comprehensive income, net of tax
Change in unrealized gain on investments, net of tax of $234, $71, and $0, respectively	403	117	—

Comprehensive income (loss)	$(8,253)	$30,881	$(1,616)

        The accompanying notes are an integral part of these consolidated financial statements.

McDATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 OVERVIEW AND BASIS OF PRESENTATION

        McDATA Corporation (McDATA or the Company) designs, develops, manufactures and sells open storage networking solutions and provides highly available, scalable and centrally managed storage area networks (SANs) that address enterprise-wise storage problems. The Company sells its products, software, services and solutions through original equipment manufacturers ("OEMs") and resellers, including EMC Corporation ("EMC"), Hewlett-Packard, Co., Hitachi Data Systems Corp., and IBM, as well as systems integrators. The Company also provides services for EMC's proprietary mainframe protocol ("ESCON") switch business.

        During 1999, 2000 and a portion of 2001, McDATA was a majority-owned subsidiary of EMC. On August 9, 2000, the Company completed an initial public offering of 14,375,000 shares of its Class B Common stock (including the exercise of the underwriters' over-allotment option) and realized proceeds, after calculation of underwriters' commissions, of approximately $377 million, net of offering costs of approximately $2.7 million. After completion of the offering, McDATA remained a majority-owned subsidiary of EMC due to its ownership of Class A common stock. As of December 31, 2000, EMC owned 81 million shares of the Company's Class A common stock, or approximately 74% of the outstanding common stock of the Company. EMC's ownership of the Class A common stock represented approximately 97% of the combined voting power of the Company's Class A and B common stock at December 31, 2000.

        On February 7, 2001, EMC distributed all of the shares it held of McDATA Class A common stock to EMC's shareholders of record as of January 24, 2001. EMC has received a ruling from the Internal Revenue Service that the distribution to EMC stockholders will be tax free for U.S. federal income tax purposes. The Company currently believes that the distribution of its Class A common stock by EMC was tax-free. As a result of this distribution, EMC no longer has any ownership in or voting power over McDATA and, therefore, is no longer considered a related party.

        The consolidated financial statements include the assets, liabilities, operating results and cash flows of McDATA and have been prepared using EMC's historical bases in the assets and liabilities and the historical results of operations of McDATA. Because McDATA's operations were substantially independent of EMC's operations during all periods presented in the financial statements, the Company's management does not believe that there were any corporate expenses incurred by EMC that should be allocated to the Company. Accordingly, no intercompany expense allocations have been included in the financial statements. The consolidated financial statements do include certain allocations of interest income and expense from participation in EMC's cash management system through December 31, 2000 (see Note 9).

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

        Cash equivalents are short-term, highly liquid investments that are readily convertible to cash and have remaining maturities of ninety days or less at date of purchase.

Investments

        The Company's short- and long-term investments consist primarily of marketable debt and equity securities, all of which are classified as available-for-sale and recorded at fair value. Fair values are determined using quoted market prices. Unrealized holding gains and losses are recorded, net of any tax effect, as a separate component of accumulated other comprehensive income. Securities with stated maturities of one year or less at time of purchase are classified as short-term investments. Securities with remaining maturities longer than one year are classified as long-term investments.

Fair Value of Financial Instruments

        The carrying value of financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short maturities. Based upon borrowing rates currently available to the Company, with similar terms, the carrying value of the capital lease obligations approximate their fair value. The fair values of the Company's investments are determined using quoted market prices for those securities.

Property and Equipment

        Property and equipment is stated at cost less accumulated depreciation. Expenditures that substantially extend the useful life of an asset are capitalized. Ordinary repair and maintenance expenditures are expensed as incurred. For financial reporting purposes, depreciation is recorded principally on a straight-line method over the estimated useful lives of the asset as follows:

Equipment and furniture	3-5 years
Computer software	2-5 years
Capital lease equipment	The shorter of the useful life of 3-5 years or lease term
Leasehold improvements	The shorter of the useful life of 3-5 years or lease term

        Property and equipment consisted of the following (in thousands):

	December 31,
	2001	2000
Equipment and furniture	$53,858	$36,298
Computer software for internal use	14,959	8,079
Leasehold improvements	4,900	3,298
Construction in progress	2,095	4,852

	75,812	52,527
Less accumulated depreciation and amortization	(34,974)	(25,633)

	$40,838	$26,894

        Depreciation expense was approximately $14,297,000, $8,256,000 and $5,300,000 in 2001, 2000 and 1999 respectively. Equipment and furniture at December 31, 2001 and 2000 includes assets under capitalized leases of $8,916,000 and $9,469,000, respectively, with related accumulated amortization of approximately $6,341,000 and $5,342,000, respectively.

Accrued Liabilities

        Accrued liabilities consisted of the following (in thousands):

	December 31,
	2001	2000
Wages and employee benefits	$9,409	$6,425
Warranty reserves	2,174	956
Agency funds held for campus construction	1,683	—
Taxes, other than income tax	773	1,011
Other accrued liabilities	2,113	666

	$16,152	$9,058

Concentrations

        Financial instruments that potentially subject the Company to concentrations of credit risk are cash equivalents, short and long-term investments and accounts receivable. The Company maintains cash and cash equivalents and short- and long-term investments with various financial institutions. These financial institutions are geographically dispersed and company policy restricts investments and limits the amount invested with any single financial institution. The Company has not sustained material credit losses from instruments held at financial institutions.

        The Company sells a significant portion of its products through third-party OEMs, distributors and resellers. At December 31, 2001 and 2000, 86 percent and 90 percent of accounts receivable were concentrated with our two largest customers. The Company performs ongoing evaluations of its customers' financial condition and, generally, requires no collateral from its customers.

        For the years ended December 31, 2001, 2000 and 1999, the Company had two, two and three customers each who contributed greater than 10% of the Company's total revenues for combined totals of 86%, 90% and 93% to total revenue, respectively. The level of sales to any single customer may vary and the loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could have a material impact on the Company's financial condition or results of operations. In addition, approximately 71% of the Company's total revenues were earned from sales of its Director-class products.

        The Company currently relies on single and limited supply sources for several key components used in the manufacture of its products. Additionally, the Company relies on a single third-party manufacturer for the production of a majority of its products. The inability of the Company's single and limited source suppliers or the inability of the Company's third-party manufacturer to fulfill supply and production requirements, respectively, could negatively impact future results.

Revenue Recognition

        The Company generally recognizes revenue when (a) persuasive evidence of an arrangement exists (b) products are delivered or services rendered (c) the sales price is fixed or determinable and (d) collectibility is assured. Revenue from product sales to our resellers and end-user customer is recognized when title and risk of loss transfer to the customer, generally at the time the product is delivered to the customer. Revenue from product sales to our OEMs and distributors is recognized when title and risk of loss transfer to the customer in accordance with the master agreement, generally upon sell-through to the end-user. Revenue is reduced for estimated customer returns, price protection, rebate, and other offerings that occur under sales programs established with the Company's OEMs, distributors and resellers. The Company accrues for warranty costs and sales returns at the time of shipment based on its experience. Revenue from support or maintenance contracts is recognized ratably over the contractual period. Amounts invoiced to customers in excess of revenue recognized on these contracts are recorded as deferred revenue until all revenue recognition criteria are met. Revenue from software is comprised of software licensing and post-contract customer support. Software revenue is allocated to the license and support elements using vendor specific objective evidence of fair value ("VSOE"). Revenue allocated to software licenses is recognized when the four basic criteria above have been met. Revenue allocated to post-contract support is recognized ratably over the term of the support contract, assuming the four basic criteria are met.

        In transactions that include multiple products, services and/or software, the Company allocates the revenue to each element based on their relative fair value (or in the absence of fair value, the residual method) and recognizes the associated revenue when all revenue recognition criteria have been met for each element.

Research and Development

        Research and development costs are expensed as incurred.

Software Development Costs

        The Company capitalizes eligible computer software development costs upon the establishment of technological feasibility, which it has defined as completion of designing, coding and testing activities. Costs incurred prior to the establishment of technological feasibility are expensed to research and development. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Upon the general release of the software product to customers, capitalization ceases and such costs are amortized (using the straight-line method) on a product-by-product basis over the estimated life, which is generally three years. Capitalized software costs and accumulated amortization included in other assets at December 31, 2001, were approximately $481,000 and $27,000, respectively. There were no capitalized software costs at December 31, 2000. Capitalized software amortization expense for 2001 was approximately $27,000.

Advertising

        The Company expenses advertising costs as incurred. Advertising expenses for 2001, 2000, and 1999 were approximately $6,941,000, $1,449,000, and $531,000, respectively.

Impairment of Long-Lived Assets

        The Company periodically evaluates the carrying value of long-lived assets when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset are separately identifiable and less than the asset's carrying value. In that event, a loss is recognized to the extent that the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

Earnings Per Share

        Basic net income or loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options and restricted stock grants.

        Following is a reconciliation between basic and diluted earnings per share (in thousands except per share information):

	Year Ended December 31,
	2001	2000	1999
Net income (loss)	$(8,656)	$30,764	$(1,616)
Weighted average shares of common stock outstanding used in computing basic net income (loss) per share	111,475	99,989	91,638
Net effect of dilutive stock options	—	7,964	—

Weighted average shares of common stock used in computing diluted net income (loss) per share	111,475	107,953	91,638

Basic net income (loss) per share	$(0.08)	$0.31	$(0.02)

Diluted net income (loss) per share	$(0.08)	$0.28	$(0.02)

Options not included in diluted share base because of the exercise prices	1,344	199	—

Options and restricted stock not included in diluted share base because of the net loss	9,520	—	11,941

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

Reclassifications

        Certain prior year amounts have been reclassified to conform to the 2001 presentation.

Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting, thereby eliminating the use of the pooling of interests method. SFAS 141 also requires that an intangible asset acquired in a business combination be recognized apart from goodwill if: (i) the intangible asset arises from contractual or other legal rights or (ii) the acquired intangible asset is capable of being separated from the acquired enterprise, as defined in SFAS 141. In September 2001, the Company completed its acquisition of SANavigator. The provisions of SFAS 141 were applied to the acquisition.

        SFAS No. 142 requires, among other things, that goodwill not be amortized but should be subject to impairment testing at the "reporting unit level" upon adoption and, at least annually, and more frequently upon the occurrence of certain events, as defined by SFAS No. 142. Accordingly, the Company has not amortized the goodwill resulting from the acquisition of SANavigator. During 2002, the Company will begin to test goodwill for impairment under the new rules, applying a fair-value-based test.

        Management does not expect the adoption of either SFAS No. 141 or 142 to have a material impact on the Company's financial position, results of operations or cash flows.

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The new standard is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and certain provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30). SFAS No. 144 establishes standards for long-lived assets to be disposed of, and redefines the valuation and presentation of discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Management does not expect the adoption of SFAS No. 144 to have a material effect on the Company's financial position, results of operations or cash flows.

NOTE 3 ACQUISITION

        On September 21, 2001, the Company acquired the assets of SANavigator, Inc. (SANavigator) for a cash purchase price of $29.75 million. In addition, one-time costs associated with the acquisition were approximately $2.1 million. The results of SANavigator's operations have been included in the consolidated financial statements since that date. SANavigator is a software company that designs and develops a scalable SAN management tool that manages entry-level through complex SAN environments utilizing vendor- and platform-independent software. As a result of the acquisition, the Company is expected to be in a leading position in offering storage network management software that provides visibility and discovery in a multi-vendor fabric environment.

        The estimated excess of the purchase price over the fair value of the tangible net assets acquired has been valued at $29.2 million. Of this excess, $10.5 million was allocated to developed technology (5 year average useful life), $7.2 million was allocated to in-process research and development (IPR&D), and the remaining $11.5 million was allocated to goodwill. In accordance with SFAS No. 141 and No. 142, the amount allocated to goodwill is not being amortized and will be evaluated at least annually for impairment. Of the total goodwill amount, $11.5 million is expected to be deductible for tax purposes.

        The IPR&D arose from SANavigator's on-going development of the next-generation of SANavigator software. This software is intended to significantly enhance the features of the current version of SANavigator software. The status of the development at the acquisition date is dependent on several factors including the complexity of working with diverse servers and storage devices and integrating with other applications. Overall, SANavigator's IPR&D project was estimated to be approximately 40% complete. SANavigator estimated that the project would be completed in mid-2002, after which time it expected to begin generating economic benefits from the completed product. In total, costs to complete the IPR&D are expected to be approximately $2.1 million. The nature of the efforts to develop the acquired technologies into a commercially viable product consists principally of designing and testing activities, including qualification. The amount allocated to in-process research and development was determined using the discounted cash flow method. This model employed cash flow projections for revenue based on the projected incremental increase in revenue that the Company expects to receive from the completed IPR&D. Estimated operating expenses, capital charges and applicable income taxes were deducted to arrive at an estimated after-tax cash flow. The Company discounted the after-tax cash flow projections using a risk-adjusted rate of return of 75%. The resulting IPR&D was expensed at the time of purchase because technological feasibility had not been established and no future alternative use existed.

        The unaudited pro forma information presented below (in thousands, except per share amounts) assumes that SANavigator was acquired at the beginning of the periods presented and includes the effect of amortization of identified intangibles and costs from that date. The impact of charges for IPR&D and non-recurring employee compensation has been excluded. This is presented for informational purposes only and is not necessarily indicative of the results of future operations or results that would have been achieved had the acquisition taken place at the beginning of the periods presented.

	Year Ended December 31,
	2001	2000
Revenue	$344,636	$248,686
Net income (loss)	$(9,248)	$26,343
Basic net income (loss) per share	$(0.08)	$0.26
Diluted net income (loss) per share	$(0.08)	$0.24

        In conjunction with the acquisition, the Company issued approximately 192,000 shares of Class B common stock, with a fair value of $1.9 million, for the completion of ongoing employment arrangements with certain SANavigator employees. The stock awards are contingent upon the continued employment of these employees. As such, these awards have been recorded as deferred compensation and will be recognized ratably through the expiration date of the employee agreements.

NOTE 4 INVESTMENTS

        Short and long-term investments consisted of the following available-for-sale securities at December 31 (in thousands):

	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Values
2001
U.S. Government obligations	$93,338	$922	$113	$94,147
State and local government obligations	107,897	380	—	108,277
Mutual funds	16,249	—	258	15,991
Marketable equity securities	23,301	—	—	23,301

	$240,785	$1,302	$371	$241,716

2000
U.S. Government obligations	$71,242	$34	$1	$71,275

State and local government obligations	142,008	158	3	142,163

	$213,250	$192	$4	$213,438

        Amortized cost is determined based on specific identification. Realized gains and losses on sales of securities for the year ended December 31, 2001 were approximately $396,000 and $134,000, respectively. Realized gains on sales of securities were $2,000 in 2000. There were no realized gains or losses on sales of securities in 1999.

        The amortized cost and estimated fair value of current debt securities at December 31, 2001, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because the issuers of securities may have the right to repay obligations without prepayment penalties.

	Amortized Cost	Fair Values
Less than one year	$57,872	$58,310
Greater than one year through five years	82,753	83,499
Greater than five years through ten years	5,000	5,000
Greater than ten years	55,610	55,615

	$201,235	$202,424

        Certain instruments, although possessing a contractual maturity greater than one year, are classified as short-term investments based on methods of trade and availability for current operations.

        At December 31, 2001, the Company had restricted assets relating to a collaterlized lease agreement with Deutsche Bank (See Note 10). These assets represent holdings in short- and long-term government securities with a fair market value and amortized cost of approximately $36,199,000 and $36,305,000, respectively.

NOTE 5 INVENTORIES

        Inventories, which include material, labor and factory overhead, are stated using standard costs which approximate the lower of cost (first-in, first-out method) or market. The Company evaluates the need for reserves associated with obsolete, slow-moving and non-salable inventory by reviewing net realizable values on a quarterly basis. The Company's inventories do not include materials purchased and held by the Company's component subcontractors, as the Company does not own this inventory. The categories comprising inventory were as follows (in thousands):

	December 31,
	2001	2000
Raw materials	$27,206	$19,058
Work-in-progress	1,864	872
Finished goods	14,740	7,490

Total inventories at cost	43,810	27,420
Less reserves	(18,965)	(4,315)

Total inventories, net	$24,845	$23,105

        During the year ended December 31, 2001, the Company completed a thorough review of operations including an analysis of inventory transferred from its discontinued suppliers, a review of obsolescence, end-of-life inventories, on-going inventory commitments and the completion of a physical inventory. Based on this review, the Company recorded a $25.1 million inventory-related charge.

NOTE 6 STOCKHOLDERS' EQUITY

        The Company has both Class A and Class B common stock. Holders of Class A and Class B common stock have voting rights equal to one vote and one-tenth vote, respectively, for each share held. Holders of Class A and Class B common stock share equal rights as to dividends. No dividends attributable to common stock were declared or paid during 2001, 2000 or 1999.

        The Board of Directors is authorized to issue preferred stock with voting, conversion and other rights and preferences that may differ from the Class A and Class B common stock. At December 31, 2001, there is no outstanding preferred stock.

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

Stockholders' Rights Plan

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

NOTE 7 EMPLOYEE BENEFIT PLANS AND STOCK OPTIONS

Defined Contribution Plan

        The Company has a defined contribution plan (the McDATA Retirement Savings Plan) that covers eligible employees. The Company matches 50% of an employee's contribution up to 6% of annual eligible compensation, subject to restrictions of such plans. Such Company contributions are made in cash, and amounted to approximately $1,359,000, $769,000, and $550,000 in 2001, 2000, and 1999, respectively.

Profit Sharing Plan

        The Company has a profit sharing plan whereby the Company contributes a portion of each year's profits to a profit sharing pool. The profit sharing amount is determined annually by the Board of Directors and is distributed to employees approximately 50% in cash and approximately 50% on the employees' behalf as contributions to the McDATA Retirement Savings Plan. The Company recorded an expense related to this plan of approximately $981,000, $1,946,000, and $0 for 2001, 2000, and 1999, respectively.

Stock Option Plan

        The 1997 Stock Option Plan (the Plan) provides for the grant of either incentive or non-statutory options to employees for the purchase of Class B common stock. In August 2001, the stockholders approved an additional 5,000,000 shares available for issuance under the Plan for a total of 24,000,000 authorized shares. Options under the Plan become exercisable over a four-year period with one-fourth exercisable on each annual anniversary of grant date and expire ten years from the date of grant.

        The following summarizes option transactions for the period from December 31, 1998 to December 31, 2001:

	Shares Covered By Options	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Outstanding at December 31, 1998	11,262,750	$1.02	2,173,938	$1.00
Granted	3,646,700	2.29
Exercised	(1,978,936)	1.00
Forfeited or expired	(990,000)	1.10

Outstanding at December 31, 1999	11,940,514	1.40	2,584,690	1.02
Granted	3,882,375	21.53
Exercised	(2,551,753)	1.09
Forfeited or expired	(1,380,000)	6.80

Outstanding at December 31, 2000	11,891,136	7.41	3,264,855	1.30
Granted	2,525,829	19.29
Exercised	(2,462,389)	2.00
Forfeited or expired	(1,282,743)	8.64

Outstanding at December 31, 2001	10,671,833	$11.32	4,377,435	$4.70

        As of December 31, 2001, there were 6,140,944 options available for grant under the Plan.

        The status of total stock options outstanding and exercisable at December 31, 2001 was as follows:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life (Years)
Exercise Prices	Number of Shares		Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 1.00 - $ 9.34	5,328,357	6.5	$1.54	3,715,006	$1.29
$ 9.35 - $18.67	3,440,741	9.0	13.21	384,799	12.36
$18.68 - $28.01	1,383,230	8.9	25.86	205,004	28.00
$28.02 - $37.34	102,535	9.3	34.77	—	—
$37.35 - $46.68	46,250	9.2	41.16	5,311	43.00
$46.69 - $56.02	65,950	9.0	48.78	3,400	47.25
$56.03 - $65.35	74,920	9.0	63.97	6,462	64.71
$65.36 - $74.69	47,200	8.9	71.78	11,799	71.78
$74.69 - $84.02	158,600	8.9	77.29	39,643	77.29
$84.03 - $93.36	24,050	8.7	93.36	6,011	93.36

	10,671,833	7.8	$11.32	4,377,435	$4.70

        The Company applies APB 25 and related interpretations in accounting for its stock-based compensation plan. During 2000 and 1999, in connection with the grant of certain stock options to employees, the Company recorded deferred stock-based compensation, net of forfeitures, of $8,971,000 and $27,139,000, respectively, representing the difference between the exercise price and the deemed fair market value of the Company's common stock on the dates these stock options were granted. See Note 3 for discussion of deferred stock-based compensation recorded in 2001 pursuant to the SANavigator acquisition.

        Deferred compensation is included as a reduction of stockholders' equity and is being amortized on a straight-line basis over the vesting periods of the related options, which is generally four years. During 2001, 2000 and 1999, the Company recorded amortization of $8,696,000, $8,366,000 and $2,894,000, respectively (of which $1,437,000, $1,907,000 and $709,000 is included in the cost of revenue for 2001, 2000 and 1999, respectively).

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

	Years Ended December 31,
	2001	2000	1999
Net income (loss):
As reported	$(8,656)	$30,764	$(1,616)
Pro forma	(18,810)	27,323	(2,006)
Basic net income (loss) per share:
As reported	$(0.08)	$0.31	$(0.02)
Pro forma	(0.17)	0.27	(0.02)
Diluted net income (loss) per share:
As reported	$(0.08)	$0.28	$(0.02)
Pro forma	(0.17)	0.25	(0.02)

        The fair value of each option granted during 2001, 2000, and 1999 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2001	2000	1999
Dividend yield	0%	0%	0%
Expected volatility	125%	90%	0%
Risk-free interest rate	3.7% to 5.0%	5.0% to 6.5%	4.7% to 6.1%
Expected life, in years	4.0	4.0	4.0

        Using these assumptions, the weighted-average fair values of options granted were:

	Years Ended December 31,
	2001	2000	1999
Options granted with an exercise price below fair market value	—	$12.71	$7.96
Options granted with an exercise price equal to fair market value	$15.55	$27.53	—

NOTE 8 INCOME TAXES

        Income tax expense (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2001	2000	1999
Current:
Federal	$8,894	$26,035	$508
State	508	1,934	7

	9,402	27,969	515
Deferred:
Federal	(13,423)	(6,511)	(676)
State	(1,063)	(567)	(25)

	(14,486)	(7,078)	(701)

Total expense (benefit)	$(5,084)	$20,891	$(186)

        The foreign income tax expense generated from the Company's international operations is immaterial.

        The total income tax expense (benefit) differs from the amount computed using the federal income tax rate of 35% for the following reasons (in thousands):

	Year Ended December 31,
	2001	2000	1999
Federal income tax expense (benefit) at statutory rate	$(4,809)	$18,079	$(631)
Research and development credit	—	(100)	(300)
State taxes, net of federal benefit	(346)	2,146	(23)
Stock-based compensation	1,803	1,926	778
Foreign sales corporation	(305)	(1,218)	(151)
Municipal interest income	(1,625)	(697)	—
Other	198	755	141

Income tax expense (benefit)	$(5,084)	$20,891	$(186)

        Deferred income taxes reflect the tax effect of temporary differences between the amount of assets and liabilities for financial reporting purposes and income tax purposes. The tax effects of each type of temporary difference that give rise to significant portions of the net deferred tax assets are as follows (in thousands):

	December 31,
	2001	2000
Current deferred tax assets:
Inventory reserves and costs	$10,249	$2,492
Revenue recognition	7,349	4,067
Warranty reserves	818	360
Reserves related to employee benefits	1,475	877
Stock-based compensation	1,694	1,354
Other	368	82

	21,953	9,232
Non-current deferred tax assets:
Difference between book and tax depreciation	1,951	186

Total deferred tax asset, net	$23,904	$9,418

        The Company believes that all deferred tax assets will be realized through profitable future operations and accordingly, there is no need for a valuation allowance for any of the deferred tax assets.

        Prior to the initial public offering on August 9, 2000, the Company was included in a consolidated Federal income tax return with EMC. The Company is no longer eligible to be included in EMC's consolidated tax returns and has consequently filed a separate income tax return for the tax period which began immediately following the offering and for all of 2001.

        When the Company was included in EMC's consolidated tax returns, the Company recorded income taxes based on the pro rata method. The pro rata method assumes the allocation of income taxes based on EMC's consolidated tax position. The pro rata method of allocating income taxes is consistently used for all members of the consolidated group. Pursuant to a tax sharing agreement entered into with EMC, the Company reimbursed EMC for income taxes equal to 35% of the Company's taxable income for its tax year ended August 8, 2000, which tax was reduced by the Company's share of the research and development tax credit. The Company was compensated by EMC for the use of its United States net operating losses during 1999 at 35%, and its tax credits, including research and development credits, utilized by EMC. Had the Company's tax provision been calculated for these periods as if the Company were a separate, independent United States taxpayer, the income tax provision would not have materially changed.

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

NOTE 9 RELATED PARTY TRANSACTIONS

        McDATA, as EMC's majority-owned subsidiary, prior to February 7, 2001, engaged in several related-party transactions with EMC and its subsidiaries. These included benefiting from a service agreement to provide services for EMC's ESCON switch business, making direct sales of Fibre Channel products to EMC, participating in EMC's cash management system and filing as a member of EMC's consolidated tax return (see Note 8). The terms of these arrangements, which were negotiated in the context of a parent-subsidiary relationship, may be more or less favorable to the Company than if they had been negotiated with unaffiliated third parties.

        Under the terms of the service agreement with EMC, the Company provides management, manufacturing, research, development, sales, support and administrative services with respect to specified customers of EMC. The amount of such service fee is subject to annual revision based on the review and concurrence of both parties. Such service fee revenue totaled $9,663,000, $14,497,000 and $17,337,000 for 2001, 2000 and 1999, respectively. Additionally, the Company provided $0, $2,824,000 and $349,000 of consulting services to EMC for 2001, 2000 and 1999, respectively.

        Pursuant to a five-year OEM supply and license agreement executed in 2000, the Company sells Fibre Channel products to EMC. Such sales comprised 66%, 69% and 51% of Company revenue in 2001, 2000, and 1999, respectively. The agreement has no minimum purchase commitments and has customary termination rights.

        Until September 2000, the Company participated in EMC's cash management program, in which it deposited excess operating funds with EMC for short-term investment when funds in excess of operating requirements were available or borrowed funds from EMC during periods of operating cash needs. Such funds were repaid on demand and earned simple interest, calculated monthly. Interest income and interest (expense) includes $102,000 and $(740,000) earned (paid) from participation in EMC's cash management program during 2000 and 1999, respectively.

        On October 1, 1997, the Company entered into an unsecured term note with EMC in the amount of $1,900,000. The note required quarterly payments of interest in arrears, with principle to be paid in 2007 or upon the consummation of a sale of all or part of the Company, including an initial public offering. On August 9, 2000, the Company consummated an initial public offering and proceeds from the offering were used to payoff the note. Interest incurred and paid to the Parent for 2000 and 1999 totaled $109,000 and $154,000, respectively.

        Certain directors and executive officers of the Company own EMC common stock and options to purchase EMC common stock. One of the Company's directors as of December 31, 2000 was an employee of EMC. This director resigned from his position on the Company's Board of Directors effective upon the distribution of the McDATA Class A common stock by EMC.

NOTE 10 COMMITMENTS AND CONTINGENCIES

Operating Leases

        The Company had various operating and capital leases in effect at December 31, 2001 for certain buildings, office space and machinery and equipment. Future minimum lease payments under non-cancelable capital and operating leases with terms of one year or more are as follows at December 31, 2001 (in thousands):

	Capital Leases	Operating Leases
2002	$2,056	$6,806
2003	646	5,573
2004	168	3,034
2005	—	2,541
2006 and thereafter	—	1,049

Total minimum lease payments	2,870	$19,003

Less portion representing interest	147

	2,723
Less: current portion	1,934

	$789

        Operating rent expense in 2001, 2000, and 1999 totaled approximately $7,671,000, $3,424,000, and $2,218,000, respectively.

        As part of the Company's move to the new office and engineering building in June 2002, the Company performed a review of its real estate facility requirements and identified excess leased facility space, which will be offered for sublease upon completion of the new building construction. Based upon the results of this analysis, during the fourth quarter ended December 31, 2001, the Company recorded a charge of $941,000 included in selling and marketing expense related to facility lease losses. In determining the anticipated lease losses, various assumptions were made, including, the time period over which the excess space will be under contract; expected sublease terms; and expected sublease rates and anticipated recoveries from sublease income.

        On February 9, 2001 the Company entered into an operating lease with Deutsche Bank AG, New York Branch ("Deutsche Bank") for an approximately 167,000 square foot multi-story engineering building to be constructed on approximately a 100 acre parcel of land located in Broomfield, Colorado. Construction of the building commenced in the first half of 2001 and is scheduled to be completed in mid-2002, at which time lease payments will commence. The initial term of the lease is for 78 months, with an option to renew the lease for additional 12 month terms, subject to certain conditions. The Company, at its option, may purchase the facility during or at the end of the term of the lease at approximately the amount expended by the lessor to acquire the land and construct the building (approximately $60 million). If the Company does not renew the lease, exercise the purchase option by the end of the lease, or arrange for the sale of the property to a third-party, the Company has guaranteed a residual value of the facility as a percentage of the original costs (approximately 89% during the construction period and 85% thereafter). As part of the lease, the Company has agreed to restrict up to $63 million of its investment securities as collateral for specified obligations under the lease. These investment securities, valued at $36 million at December 31, 2001, are restricted as to withdrawal and are managed by a third party subject to certain limitations. In addition, the lease agreement requires that the Company maintain compliance with certain affirmative and negative covenants, representations and warranties, including certain defined financial covenants. As the result of various charges in the third and fourth quarter of 2001, the fixed charge coverage ratio covenant with Deutsche Bank was not met. On January 24, 2002, Deutsche Bank waived the noncompliance and redefined the fixed charge ratio to exclude certain one-time non-cash charges.

Manufacturing and Purchase Commitments

        The Company has contracted with SCI Systems, Inc. (SCI) for the manufacture of printed circuit boards and box build assembly for specific Fibre Channel directors and switches. The agreement with SCI requires the Company to submit purchasing forecasts, place orders and reschedule orders for products as necessary. At December 31, 2001, SCI had on hand materials purchased on behalf of McDATA valued at approximately $34,000,000. In addition, SCI has purchase commitments outstanding related to materials that it had also ordered on McDATA's behalf. The Company may be liable for materials that SCI purchases on McDATA's behalf if the Company's actual requirements do not meet or exceed its forecasts and those materials cannot be redirected to other uses by SCI. Management does not expect this commitment to have a material adverse effect on the Company's business, results of operations, financial position or cash flows. The agreement renews monthly and both parties have customary termination rights.

        The Company has various commitments for sales, purchases and employee benefit plans in the ordinary course of business. In the aggregate, such commitments do not differ significantly from current market prices or anticipated usage requirements.

        The Company's die-cast chassis supplier for its low-end and mid range switch products experienced financial difficulties during 2001. To ensure continued product supply until an alternate chassis supply source was secured, the Company provided an interim financing guarantee in the amount of $925,000 to the lender of that supplier. The Company's obligation to pay amounts due under the guarantee was fully secured by cash collateral on deposit with an escrow agent. The Company has secured a new chassis supply source and is not obligated to provide any additional financing for the benefit of the supplier. On October 30, 2001, we were notified by the lender that it intended to draw upon the financing guaranty by withdrawing all cash collateral securing the $925,000 obligation. At December 31, 2001, the guaranteed amount has been fully expensed. In consideration for providing the guarantee to the lender, the die-cast supplier provided the Company with subordinated secured reimbursement promissory notes for the same amount as the guaranty. The Company is in discussion with the die-cast supplier regarding collection on these promissory notes.

Litigation

        The Company, two current officers, and a former officer have been named as defendants in purported securities class-action lawsuits filed in the United States District Court, Southern District of New York. The first of these lawsuits, filed on July 20, 2001, is captioned Gutner v. McDATA Corporation, Credit Suisse First Boston, Merrill Lynch, Pierce Fenner & Smith Incorporated, Bear, Stearns & Co., Inc., FleetBoston Robertson Stephens et al., No. 01 CIV. 6627. Three other similar suits have been filed against the Company. The complaints are substantially identical to numerous other complaints filed against other companies that went public over the last several years. These lawsuits generally allege, among other things, that the registration statements and prospectus filed with the SEC by such companies were materially false and misleading because they failed to disclose (a) that certain underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of shares in connection with the initial public offerings (IPOs) and (b) that certain of the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate IPO shares in exchange for which the customers agreed to purchase additional company shares in the aftermarket at pre-determined prices. The complaints relating to the Company allege claims against the Company, two of the Company's current officers, a former officer of the Company and Credit Suisse First Boston, the lead underwriter of the Company's August 9, 2000 initial public offering, under Sections 11 and 15 of the Securities Act of 1933, as amended. The complaints also allege claims solely against Credit Suisse First Boston and the other underwriter defendants under Section 12(a)(2) of the Securities Act of 1933, as amended, and claims against the individual defendants under Section 10(b) of the Securities Exchange Act of 1934, as amended. The Company believes that the lawsuits are without legal merit and intends to defend them vigorously.

        From time to time, the Company is subject to claims arising in the ordinary course of business. In the opinion of management, no such matter, individually or in the aggregate, exists which is expected to have a material effect on the Company's consolidated results of operations, financial position or cash flows.

NOTE 11 SEGMENT INFORMATION

        The Company has one reporting segment relating to the design, development, manufacture and sales of open storage networking solutions that provide highly available, scalable and centrally managed storage area networks (SANs). The Company's Chief Operating Decision Makers, as defined by SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," allocate resources and assess the performance of the Company based on revenue and overall profitability.

        For the years ended December 31, 2001, 2000 and 1999, the Company had two, two and three customers each who contributed greater than 10% of the Company's total revenues as follows:

	Year Ended December 31
	2001	2000	1999
Customer A	69%	76%	69%
Customer B	17%	14%	13%
Customer C	—	—	11%

        The level of sales to any single customer may vary and the loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could have a material impact on the Company's financial condition or results of operations.

        The Company's operations are conducted in the United States with sales offices through the European Community and Asia Pacific and a research and development facility in Canada, none of which are individually significant to the Company's overall operations. The Company has not incurred any foreign currency translation adjustments as all of its sales are settled in U.S. dollars. In addition, all of its subsidiaries' books are maintained in U.S. dollars.

        Certain information related to the Company's operations by geographic area is presented below (in thousands). The Company's revenues are attributed to the geographic areas according to the location of the customers. Long lived assets include property and equipment and other non-current assets.

	Net Sales	Long-Lived Assets
2001
United States	$263,416	$65,110
Foreign countries	80,990	1,245

Total	$344,406	$66,355

2000
United States	$171,888	$27,347
Foreign countries	76,798	1,353

Total	$248,686	$28,700

1999
United States	$80,055	$13,755
Foreign countries	15,208	1,506

Total	$95,263	$15,261

        Included in the United States long-lived assets balances at December 31, 2001, 2000, and 1999 are intangible assets totaling $21,715,000, $0, and $95,000, respectively. Included in the foreign countries long-lived assets balances as of December 31, 2001, 2000, and 1999 are intangible assets totaling $125,000, $542,000, and $897,000, respectively.

        Included in the net sales to foreign countries is $29,049,000, $58,836,000 and $8,924,000 of net sales to Ireland for 2001, 2000 and 1999, respectively.

NOTE 12 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following summarizes selected financial information for each of the two years in the period ended December 31, 2001 (in thousands except per share data):

	Q1	Q2	Q3	Q4	Total
2001
Total revenue	$83,035	$81,289	$86,600	$93,482	$344,406
Gross profit	37,464	34,095	22,813	34,283	128,655
Net income (loss)	7,542	3,371	(13,582)	(5,987)	(8,656)
Basic net income (loss) per share	0.07	0.03	(0.12)	(0.05)	(0.08)
Diluted net income (loss) per share	0.06	0.03	(0.12)	(0.05)	(0.08)
2000
Total revenue	$47,134	$56,461	$66,760	$78,331	$248,686
Gross profit	24,524	28,807	35,661	40,151	129,143
Net income	4,848	4,707	8,958	12,251	30,764
Basic net income per share	0.05	0.05	0.09	0.11	0.31
Diluted net income per share	0.05	0.05	0.08	0.10	0.28

MCDATA CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(IN THOUSANDS)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 1999
Allowance for doubtful accounts	$65	$30	$—	$95
Inventory reserves	640	1,907	(483)	2,064
Warranty reserves	1,485	12	(511)	986
Year ended December 31, 2000
Allowance for doubtful accounts	$95	$248	$(59)	$284
Inventory reserves	2,064	2,541	(290)	4,315
Warranty reserves	986	707	(737)	956
Year ended December 31, 2001
Allowance for doubtful accounts	$284	$707	$(209)	$783
Inventory reserves	4,315	29,919	(15,537)	18,697
Warranty reserves	956	1,937	(719)	2,175

S-1