Form 10-Q
period 2002-03-31
MCDATA CORP
filed 2002-05-15
CIK 731502

Use these links to rapidly review the document
McDATA CORPORATION FORM 10-Q QUARTER ENDED MARCH 31, 2002 TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        At April 30, 2002, 81,000,000 shares of the registrant's Class A Common Stock were outstanding and 32,340,384 shares of the registrant's Class B Common Stock were outstanding.

McDATA CORPORATION

FORM 10-Q
QUARTER ENDED MARCH 31, 2002

TABLE OF CONTENTS

Item
PART 1—FINANCIAL INFORMATION
1.	Financial Statements
Consolidated Balance Sheets— March 31, 2002 (unaudited) and December 31, 2001
Consolidated Income Statements— Three Months ended March 31, 2002 (unaudited) and March 31, 2001 (unaudited)
Consolidated Statements of Cash Flows— Three Months ended March 31, 2002 (unaudited) and March 31, 2001 (unaudited)
Notes to Consolidated Financial Statements (unaudited)
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

  •
  a loss of any of our key customers (and our OEMs' key customers), distributors, resellers or our manufacturers

  •
  our ability to expand our product offerings and any transition to new products (including a 2 gigabit product line and higher port density products);

  •
  the impact and uncertainty of typically having most of our sales volume occur in the last month, and a significant amount in the last two weeks and even days, of each fiscal quarter;

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

PART I—FINANCIAL INFORMATION

McDATA CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2002	December 31, 2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,536	$69,285
Short-term investments	171,277	146,867
Accounts receivable, net of allowance for bad debts of $854 and $782, respectively	39,014	43,805
Inventories, net	19,702	24,845
Deferred tax asset	25,106	21,953
Prepaid expenses and other current assets	14,763	9,795

Total current assets	309,398	316,550
Property and equipment, net	84,754	40,838
Long-term investments	95,628	94,849
Restricted investments	—	36,199
Other assets, net	27,059	25,517

Total assets	$516,839	$513,953

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$32,096	$17,833
Accrued liabilities	13,330	16,152
Deferred revenue	9,780	7,454
Obligations under capital leases	2,409	1,934

Total current liabilities	57,615	43,373
Obligations under capital leases	2,235	789

Total liabilities	59,850	44,162
Commitments and Contingencies (Notes 6)
Stockholders' Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, Class A, $0.01 par value, 250,000,000 shares authorized, 81,000,000 shares issued and outstanding	810	810
Common stock, Class B, $0.01 par value, 200,000,000 shares authorized, 32,082,459 and 31,562,223 shares issued and outstanding at March 31, 2002 (unaudited) and December 31, 2001, respectively	321	316
Additional paid-in-capital	470,475	468,133
Deferred compensation	(12,364)	(14,770)
Accumulated other comprehensive income	36	520
Retained earnings (accumulated deficit)	(2,289)	14,782

Total stockholders' equity	456,989	469,791

Total liabilities and stockholders' equity	$516,839	$513,953

The accompanying notes are an integral part of these consolidated financial statements.

McDATA CORPORATION

CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2002	2001
Revenue	$64,543	$83,035
Cost of revenue	50,652	45,571

Gross profit	13,891	37,464
Operating expenses:
Research and development	13,216	10,093
Selling and marketing	17,993	13,819
General and administrative	8,008	4,542
Amortization of deferred compensation (excludes amortization of deferred compensation included in cost of revenue of $172 and $496, respectively)	2,141	1,723

Operating expenses	41,358	30,177

Income (loss) from operations	(27,467)	7,287
Interest income	2,078	4,781
Interest expense	(90)	(97)

Income (loss) before income taxes	(25,479)	11,971
Income tax expense (benefit)	(8,408)	4,429

Net income (loss)	$(17,071)	$7,542

Basic net income (loss) per share	$(0.15)	$0.07

Shares used in computing basic net income (loss) per share	112,732	110,687

Diluted net income (loss) per share	$(0.15)	$0.06

Shares used in computing diluted net income (loss) per share	112,732	117,587

The accompanying notes are an integral part of these consolidated financial statements.

McDATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$(17,071)	$7,542
Adjustments to reconcile net income (loss) to cash flows from operating activities;
Depreciation and amortization	5,141	3,254
Loss from write-off of capitalized collateralized lease costs	1,250	—
Loss on retirement of assets	464	—
Net realized gain on investments	340	—
Inventory and inventory commitment provisions	18,074	900
Deferred income taxes	(3,094)	(1,374)
Non-cash compensation expense	2,313	2,219
Tax benefit from stock options exercised	1,200	4,495
Changes in net assets and liabilities:
Accounts receivable	4,791	(10,258)
Inventories	(3,225)	(22,801)
Prepaid expenses and other current assets	(4,968)	(7,953)
Other assets, net	(2,107)	32
Accounts payable	3,151	3,434
Accrued liabilities	(796)	391
Deferred revenue	2,326	804

Net cash provided (used) by operating activities	7,789	(19,315)
Cash flows from investing activities:
Purchases of property and equipment	(7,509)	(5,929)
Purchases of investments	(85,896)	(306,369)
Maturities of investments	55,353	284,558

Net cash used by investing activities	(38,052)	(27,740)
Cash flows from financing activities:
Payment of obligations under capital leases	(727)	(818)
Proceeds from the exercise of stock options	1,241	1,582

Net cash provided by financing activities	514	764

Net decrease in cash and cash equivalents	(29,749)	(46,291)
Cash and cash equivalents, beginning of period	69,285	174,630

Cash and cash equivalents, end of period	$39,536	$128,339

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Capital lease obligations incurred	$4,156	$1,297

Equipment traded-in	$(2,473)	$—

Transfer of inventory to fixed assets	$1,404	$595

Acquisition of collateralized lease assets	$36,884	$—

Collateralized lease liability	$2,026	$—

The accompanying notes are an integral part of these consolidated financial statements.

McDATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Background and Basis of Presentation

        McDATA Corporation ("McDATA" or "the Company") designs, develops, manufactures and sells open storage networking solutions and provides highly available, scalable and centrally managed storage area networks ("SANs") that address enterprise-wide storage solutions. The Company sells its products, software, services and solutions through original equipment manufacturers ("OEMs") and resellers, including EMC Corporation ("EMC"), Hewlett-Packard, Co., Compaq Computer Corp., Hitachi Data Systems Corp., and IBM, as well as systems integrators. The Company also provides services for EMC's proprietary mainframe protocol ("ESCON") switch business.

        The accompanying consolidated financial statements of McDATA and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. The consolidated balance sheet as of December 31, 2001 has been derived from the audited financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles. For further information, please refer to and read these interim consolidated financial statements in conjunction with the Company's audited financial statements for the year ended December 31, 2001.

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

Recent Accounting Pronouncements Not Yet Adopted

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

Note 2—Net Income (Loss) per Share

        Calculation of net income (loss) per share (in thousands, except per share information):

	Three Months Ended March 31,
	2002	2001
Net income (loss)	$(17,071)	$7,542
Weighted average shares of common stock outstanding used in computing basic net income (loss) per share	112,732	110,687
Effect of dilutive stock options	—	6,900

Weighted average shares of common stock used in computing diluted net income (loss) per share	112,732	117,587

Basic net income (loss) per share	$(0.15)	$0.07

Diluted net income (loss) per share	$(0.15)	$0.06

Options not included in diluted share base because of the exercise prices	2,302	467

Options and restricted stock not included in diluted share base because of the net loss	8,582	—

Note 3—Restricted Investments

        On February 9, 2001 (and amended on May 18, 2001, November 9, 2001 and January 24, 2002), the Company entered into a lease for an approximately 167,000 square foot multi-story office and engineering building to be constructed on a 106 acre parcel of land located in Broomfield, Colorado (see note 6). As part of the lease, the Company agreed to restrict a portion of its investment securities as collateral for specified obligations under the lease. As of March 31, 2002, the Company had restricted investments totaling approximately $41 million which were used to offset the obligations incurred as a result of the Company's decision to terminate the lease contract. See Note 6 for more information regarding the termination of the lease and liquidation of these restricted assets at March 31, 2002.

Note 4—Comprehensive Income (Loss)

        Comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended March 31,
	2002	2001
Net income (loss)	$(17,071)	$7,542
Unrealized gain on investments, net of tax	484	146

Comprehensive income (loss)	$(16,587)	$7,688

Note 5—Inventories

        The components of inventory were as follows (in thousands):

	March 31, 2002	December 31, 2001
Raw materials	$20,289	$27,206
Work-in-progress	3,206	1,864
Finished goods	12,915	14,740

Total inventories at cost	36,410	43,810
Less reserves	(16,708)	(18,965)

Total inventories, net	$19,702	$24,845

        During the quarter ended March 31, 2002, the Company recorded inventory-related charges of $14.0 million primarily for the excess 1 gigabit (Gb) components used in the Company's Director-class products. This resulted primarily from the unanticipated reduction in Director-class product orders late in March 2002.

Note 6—Commitments and Contingencies

        From time to time, the Company is subject to claims arising in the ordinary course of business. In the opinion of management, no such matter, individually or in the aggregate, exists which is expected to have a material effect on the Company's consolidated results of operations, financial position or cash flows.

Collateralized Lease

        On February 9, 2001 (and amended on May 18, 2001, November 9, 2001 and January 24, 2002), the Company entered into an operating lease and associated agreements with Deutsche Bank AG, New York Branch ("Deutsche Bank") for the lease of an approximately 167,000 square foot multi-story office and engineering building to be constructed on a 106 acre parcel of land located in Broomfield, Colorado. Construction of the building commenced in the first half of 2001 and is scheduled for completion in mid-2002, at which time lease payments were scheduled to commence. As part of the transaction, the Company guaranteed a residual value of the facility to Deutsche Bank of approximately 89% during the construction period and 85% thereafter of the $60 million total original cost. The Company agreed to restrict up to $63 million of its investment securities as collateral for specified obligations under the lease. These restricted investment securities, valued at approximately $41 million at March 31, 2002, are restricted as to withdrawal and are managed by a third party subject to certain limitations. In addition, the lease agreement requires that the Company maintain compliance with certain affirmative and negative covenants, representations and warranties, including certain defined financial covenants. As the result of various charges in the third and fourth quarters of 2001 and for the quarter ended March 31, 2002, the fixed charge coverage ratio covenant with Deutsche Bank was not met. As a result of this default, the Company has elected to terminate the lease under the provisions of the agreement. At March 31, 2002, the Company has reflected this termination and recorded approximately $37 million in construction costs as property and equipment. Additionally, the $41 million in restricted assets have been applied against the termination amount that will be used to pay down the balance of the lease obligation and construction costs. A loss of $1.25 million has also been recorded to reflect the write-off of certain lease costs that can not be capitalized.

Manufacturing and Purchase Commitments

        The Company has contracted with SCI Systems, Inc. ("SCI") for the manufacture of printed circuit boards and box build assembly for specific Fibre Channel directors and switches. The agreement with SCI requires the Company to submit purchasing forecasts, place orders and reschedule orders for products as necessary. At March 31, 2002, SCI had on hand materials purchased on behalf of McDATA valued at approximately $44 million. In addition, SCI has purchase commitments outstanding related to materials that it had also ordered on McDATA's behalf. The Company may be liable for materials that SCI purchases on McDATA's behalf if the Company's actual requirements do not meet or exceed its forecasts and those materials cannot be redirected to other uses by SCI. At March 31, 2002, the Company recorded obligations of approximately $14.8 million primarily related to materials purchased by SCI for certain end-of-life and obsolete material used to manufacture the Company's 1Gb products. These charges were incurred primarily as a result of the significant shortfall of actual first quarter 2002 revenue in comparison to forecast and the expected transition to 2Gb technology in the second quarter of 2002, which resulted in excess ordered and on hand material at SCI. Management does not expect this commitment to have a continued material adverse effect on the Company's business, results of operations, financial position or cash flows.

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

        On February 14, 2002, the Company filed a patent infringement lawsuit against Brocade Communications Systems, Inc. ("Brocade") in the United States District Court for the District of Colorado (Case No. 02-K-0303) alleging that Brocade's Frame Filtering feature in their switch products infringed the Company's U.S. Patent No. 6,233,235 "Method and apparatus for measuring traffic within a switch." On March 5, 2002, the Company filed for a preliminary injunction against Brocade to immediately stop infringing the patent after they announced another product containing their Frame Filtering feature. A hearing date of mid-July has been set for the preliminary injunction and the parties are currently in the discovery phase of litigation. On April 8, 2002, Brocade filed an answer to the motion for preliminary injunction generally alleging that Brocade has not infringed and is not infringing the patent. Brocade alleged various counterclaims in its answer including a claim that the patent is invalid and unenforceable and that the Company misappropriated trade secret information from them under prior agreements. Management strongly believes that Brocade's counterclaims are factually incorrect and without any merit. The Company intends to vigorously defend against such counterclaims and to pursue the preliminary injunction and patent infringement lawsuit against Brocade.

Note 7—Recently Adopted Accounting Statements

        The Company has adopted Statement of Financial Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") for the year ending December 31, 2002. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Under SFAS No. 142, goodwill and other indefinite lived intangible assets are not subject to amortization, but are subject to an impairment test upon adoption and at least annually thereafter. The Company will complete the impairment analysis for its $11.8 million of goodwill during the second quarter of 2002 and record an impairment adjustment at that time, if necessary. Management does not expect the completion of this analysis to have a material impact on the Company's financial position, results of operations or cash flows. There were no changes to the carrying amount of goodwill during the period.

        At March 31, 2002, the Company has an intangible asset with a definite life of five years related to acquired developed technology with a gross carrying amount of $10.5 million and accumulated amortization of $1.1 million. Amortization expense for the period ended March 31, 2002 and 2001 was $525,000 and $0, respectively. Amortization expense for the 2002 through 2005 fiscal years will be approximately $2.1 million per year. Amortization expense for fiscal year 2006 will be approximately $1.5 million. The Company does not have any material intangible assets with indefinite lives at March 31, 2002, excluding the $11.8 million of goodwill discussed above.

Note 8—Subsequent Events

        Effective May 8, 2002, the Company entered into an amendment to the Manufacturing and Purchasing Agreement with SCI. The amendment provides for the outsourcing of the box-build manufacture of the Company's Director product. As part of the manufacture outsourcing, approximately $1.9 million of inventory on-hand or on order will be sold to SCI at the Company's standard cost.

        On May 9, 2002, the Company entered into a Termination Agreement with Deutsche Bank to terminate the operating lease and associated agreements related to the McDATA campus building entered into on February 9, 2001, to pay off all outstanding obligations of the Company under the lease and to purchase the property as discussed in Note 6.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion and analysis in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 13, 2002.

Results of Operations

        The following table sets forth certain financial data for the periods indicated as a percentage of total revenues.

	Three Months Ended March 31,
	2002	2001
Revenue	100.0%	100.0%
Cost of revenue	78.5	54.9

Gross profit	21.5	45.1
Operating expenses:
Research and development	20.5	12.1
Selling and marketing	27.9	16.6
General and administrative	12.4	5.5
Amortization of deferred compensation	3.3	2.1

Total operating expenses	64.1	36.3
Income (loss) from operations	(42.6)	8.8
Interest income (expense), net	3.1	5.6

Income (loss) before income taxes	(39.5)	14.4
Income tax expense (benefit)	(13.0)	5.3

Net income (loss)	(26.5)%	9.1%

Three Months ended March 31, 2002 and 2001

  Revenues

        Total revenue decreased by approximately 22% to $64.5 million for the quarter ended March 31, 2002 from $83.0 million for the quarter ended March 31, 2001. The primary drivers of the revenue decline include the recent economic environment and its slow-down effect on IT storage and infrastructure spending, in particular in the high-end Director market. Highlighting the current slow-down of IT spending, we experienced a late first-quarter order reduction from EMC, which materially reduced anticipated earnings in the first quarter of 2002. Additionally, our upcoming transition from 1Gb to 2 Gb products and aggressive marketing activities of our competitors, such as the free placement of products and the increased use of evaluation units, negatively impacted current quarter revenue. The majority of the net decrease in revenues from March 31, 2001 relates to product revenue, which decreased to $55.0 million for the quarter ended March 31, 2002 from $74.9 million for the quarter ended March 31, 2001. This decrease highlights the impact of the current economic environment on the high-end Director market. It is in this sector where the transition to 2 Gb transmission speed has created a highly competitive environment, and it is also where we felt the impact of EMC's late first quarter order reduction. Software and professional services revenue increased 63% to $5.9 million for the quarter ended March 31, 2002 from $3.7 million for the quarter ended March 31, 2001. Other revenues for the quarter, including the ESCON service fee, decreased 19% to $3.6 million for the quarter ended March 31, 2002 from $4.5 million for the quarter ended

March 31, 2001. We anticipate that service revenue from EMC under the ESCON service agreement will continue to decrease in future years.

        For the quarter ended March 31, 2002 and 2001, approximately 53% and 68% of our revenues respectively, came from sales to EMC, excluding ESCON service revenues. Although we anticipate this percentage to decrease as we increase our revenue from other sources, we expect a majority of our revenues in the foreseeable future to be derived from EMC.

  Gross Profit

        Gross profit decreased approximately 63% to $13.9 million for the quarter ended March 31, 2002 from $37.5 million for the quarter ended March 31, 2001. The gross profit percentage decreased to 22% at March 31, 2002 from 45% at March 31, 2001. The decrease in our gross margin percentage in 2002 from 2001 was primarily the result of increased manufacturing and component costs and inventory related charges. Beginning in the second quarter of 2001, we experienced increased manufacturing and component costs related to a transition to multiple product lines and quality problems on component parts. We are continuing to use this high cost inventory, which we anticipate to be depleted by the end of the second quarter of 2002. In addition, during the first quarter ending March 31, 2002, we incurred a $14.0 million inventory-related charge primarily for the excess 1Gb components used in our Director-class products. This resulted from the unanticipated reduction in Director-class product orders late in March 2002.

  Operating Expenses

        Research and Development.    Research and development expenses were $13.2 million in the quarter ended March 31, 2002 compared with $10.1 million in the quarter ended March 31, 2001. The $3.1 million or 31% increase in expenses was primarily attributable to increased staffing levels, and to expenditures for prototype materials, design consulting services and other materials and services related to the design and development of new technology and new products, including our 2Gb products, and enhancements to our existing products.

        Selling and Marketing Expenses.    Selling and marketing expenses increased by approximately 30% to $18.0 million for the first quarter of 2002 from $13.8 million for the first quarter of 2001. This increase was primarily attributable to increased sales force staffing, as the number of our sales force employees increased to 213 at March 31, 2002 from 153 at March 31, 2001.

        General and Administrative Expenses.    General and administrative expenses increased by approximately 58% to $8.0 million for the first quarter of 2002 from $4.5 million for the first quarter of 2001. This increase was due primarily to increased staffing levels, a $1.25 million charge related to the termination of the collateralized lease and an approximate $0. 5 million loss on the disposal of fixed assets.

        Amortization of Deferred Compensation.    In prior periods, we recorded deferred compensation in connection with stock option grants. We are amortizing these amounts on a straight-line basis over the vesting period of the applicable options, resulting in amortization expense of $2.3 million during the quarter ended March 31, 2002 and $2.2 million during the quarter ended March 31, 2001 (of which approximately $0.2 million and $0.5 million was included in cost of revenue for the three months ended March 31, 2002 and March 31, 2001, respectively).

        Interest Income, net.    Interest income consisted primarily of interest earnings on our cash, cash equivalents and various investment holdings. Net interest income decreased to $2.1 million for the quarter ended March 31, 2002 from $4.8 million for the quarter ended March 31, 2001. The decrease in net interest income was due primarily to a decrease in our investment balances between the periods and to declining interest rates realized during 2001 and 2002. The average return on investment during the period ended March 31, 2002 was 2.0% versus 5.6% in the period ended March 31, 2001. If interest rates continue to decrease, interest income may decrease in future periods.

        Provision for Income Taxes.    The effective tax rates for the quarters ended March 31, 2002 and 2001, were 33.0% and 37.0%, respectively. For the first quarter ended March 31, 2002, the effective tax rate and tax benefit resulting from the operating loss decreased primarily due to a lower percentage of our investments held in tax-exempt instruments. If we continue to liquidate our tax-exempt investments, we may pay more taxes on our investment earnings.

Liquidity and Capital Resources

        We generated approximately $7.8 million in net cash from operating activities, primarily from cash inflows including: (a) net income before non-cash charges for inventory-related charges, a write-off of synthetic lease costs and a loss on the disposal of assets; (b) decreases in accounts receivable; and (c) increases in accounts payable and deferred revenues. Offsetting these cash inflows were purchases of inventory and increases in current income tax receivables. Net cash used in investing activities for the first three months of 2002 was $38.1 million, primarily related to net purchases of investments and purchases of property and equipment. Net cash provided by financing activities for the first three months of 2002 totaled approximately $500,000, reflecting proceeds from the exercise of employee stock options, partially offset by repayment of capital lease obligations.

        At March 31, 2002, we have deferred tax assets of $25 million, which we believe will, more likely than not, be realizable through future profitable operations. Additional operating losses may result in a future valuation reserve or write-off of these assets.

        Our principal sources of liquidity at March 31, 2002 consisted of our cash and short-term investment securities on hand, which totaled approximately $211 million, and our equipment financing arrangements, which totaled approximately $4.6 million. Borrowings under our equipment financing arrangements are secured by the related capital equipment and are payable through 2006.

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

        Inventories decreased 21% from December 31, 2001 to March 31, 2002. Inventory turns, excluding the $14 million and $6.3 million inventory-related charge during the first quarter of 2002 and fourth quarter of 2001, were 7.4 at March 31, 2002 and 8.5 at December 31, 2001. The inventory levels and inventory turns reflect the Company's reduced revenues in the first quarter of 2002 and the reduction of inventory purchases during the quarter. In addition, we recently announced our plan to implement an "outsourcing focused" manufacturing model including the transition of our manufacturing operations in 2002 through 2003 to a contract manufacturer. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times versus the risk of inventory obsolescence because of rapidly changing technology and customer requirements. There can be no assurance that we will not incur additional inventory write-downs in the future or that any such write-downs would not have a material adverse affect on our future operating results.

Commitments

        We have contracted with SCI Systems, Inc. ("SCI") for the manufacture of printed circuit boards and box build assembly for specific Fibre Channel directors and switches. The agreement with SCI requires us to submit purchasing forecasts, place orders and reschedule orders for products as necessary. At March 31, 2002, SCI had on hand materials purchased on behalf of McDATA valued at approximately $44 million. In addition, SCI has purchase commitments outstanding related to materials that it had also ordered on our behalf. We may be liable for materials that SCI purchases on our behalf if our actual requirements do not meet or exceed our forecasts and those materials cannot be redirected to other uses by SCI. At March 31, 2002, we recorded obligations of approximately $14.8 million primarily related to materials purchased by SCI for certain end-of-life and obsolete material used to manufacture our 1Gb products. These charges were incurred primarily as a result of the significant shortfall of actual first quarter 2002 revenue in comparison to forecast and the expected transition to 2Gb technology in the second quarter of 2002, which resulted in excess ordered material at SCI. Management does not expect this commitment to have a continued material adverse effect on our business, results of operations, financial position or cash flows.

        On February 9, 2001 (and amended on May 18, 2001, November 9, 2001 and January 24, 2002), we entered into an operating lease and associated agreements with Deutsche Bank AG, New York Branch ("Deutsche Bank") for the lease of an approximately 167,000 square foot multi-story office and engineering building to be constructed on a 106-acre parcel of land located in Broomfield, Colorado. Construction of the building commenced in the first half of 2001 and is scheduled to be completed in mid-2002, at which time lease payments were scheduled to commence. As part of the transaction, we guaranteed a residual value of the facility to Deutsche Bank of approximately 89% during the construction period and 85% thereafter of the $60 million total original cost. We agreed to restrict up to $63 million of our investment securities as collateral for specified obligations under the lease. These restricted investment securities, valued at $41 million at March 31, 2002, are restricted as to withdrawal and are managed by a third party subject to certain limitations. In addition, the lease agreement requires that we maintain compliance with certain affirmative and negative covenants, representations and warranties, including certain defined financial covenants. As the result of various charges in the third and fourth quarters of 2001 and the first quarter of 2002, the fixed charge coverage ratio covenant with Deutsche Bank was not met. As a result of this default, we have elected to terminate the lease under the provisions of the agreements. At March 31, 2002, we have reflected this default and planned termination and recorded approximately $37 million in construction costs as property and equipment. Additionally, the $41 million in restricted assets have been applied against our obligation under the termination provisions to pay down the balance of the lease obligation and construction costs. A loss of $1.25 million has been recorded to reflect the write-off of certain lease costs that can not be capitalized. The operating lease and associated agreements were terminated on May 9, 2002. Accordingly, the building and land have been transferred to McDATA.

Risk Factors

RISKS RELATED TO OUR BUSINESS

Recent risks related to the economy and international political instability

        The general economic slowdown and increased international political instability, as demonstrated by the September 11, 2001 terrorist attacks, disruption in air transportation and enhanced security measures as a result of the terrorist attacks, the conflict in Afghanistan and increasing tension in the Middle East, may hinder our ability to do business and may increase our costs. The general economic slowdown has had an impact on purchasing decisions by customers. Additionally, this increased instability may, for example, negatively impact the reliability and cost of transportation, negatively impact the desire of our employees and customers to travel, adversely affect our ability to obtain adequate insurance at reasonable rates or require us to take extra security precautions for our operations. In addition, to the extent that air transportation is delayed or disrupted, the operations of our contract manufacturers and suppliers may be disrupted, particularly if shipments of components and raw materials are delayed. If the economic slowdown or this international political instability continues or increases, our business and results of operations could be harmed.

We have recently experienced increased inventory costs and delays and have incurred inventory-related write-downs.

        We completed an operations review during the third quarter of fiscal 2001, including an analysis of inventory transferred from our discontinued suppliers, a review of obsolescence, end-of-life inventories, on-going inventory commitments and a year-end physical inventory analysis. Based on this review, we recorded an inventory charge of approximately $14.7 million and $6.3 million in the third and fourth fiscal quarters of 2001, respectively. Additionally, in the fourth fiscal quarter of 2001, we incurred a charge related to obsolescence of certain demonstration and test equipment of approximately $4.1 million. In the first quarter of 2002, we incurred an additional $14.0 million inventory-related charge related to our 1Gb product inventory. As we and our competitors introduce 2 Gb products, an unexpected drop in demand in 1 Gb products may occur, which would create excess inventory and further inventory write-downs. There can be no assurance that we will not incur additional inventory write-downs in the future or that any such write-downs would not have a material adverse affect on our future operating results.

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

We incurred a substantial loss for the year ended December 31, 2001 and the three months ended March 31, 2002 and may not sustain profitability in the future.

        We incurred a substantial loss for the year ended December 31, 2001 and the three months ended March 31, 2002. Our future operating results will depend on many factors, including the growth of the Fibre Channel market, market acceptance of new products we introduce, demand for our products, levels of product and price competition and our reaching and maintaining targeted costs for our products. In addition, we expect to incur continued significant product development, sales and marketing, and general and administrative expenses. We also anticipate expenses related to the implementation of an "outsourcing focused" manufacturing model during 2002 and 2003. We cannot assure you that we will generate sufficient revenue to achieve or sustain profitability.

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

        We depend on EMC for most of our total revenue. Sales and services to EMC, which is an original equipment manufacturer customer, represented approximately 53% of our revenue, excluding ESCON service revenue, for the three months ended March 31, 2002. In addition, IBM represented approximately 24% of our total revenue for the same period. We anticipate that our future operating results will continue to depend heavily on sales to EMC and IBM. Therefore, the loss of either EMC or IBM as a customer, or a significant reduction in sales to either EMC or IBM in any fiscal period, could significantly reduce our revenue.

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

        During the three months ended March 31, 2002, we derived approximately 72% of our revenue from sales of our Director-class products. We expect that revenue from our Director-class products will continue to account for a substantial portion of our revenue for the foreseeable future. Therefore, continued market acceptance of this product and its successor products is critical to our future success. Factors such as performance, market positioning, the availability and price of competing products, the introduction of new technologies and the success of our OEMs, reseller and systems integrator customers will affect the market acceptance of our products.

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

        We rely on SCI to manufacture all of our circuit boards and to perform extensive testing and assembly of our products. In December of 2001, we entered into a new supply contract with SCI, which has a one year term that renews automatically unless cancelled and is cancellable by either party without cause on advance notice. SCI is not obligated to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order. We generally place orders for circuit boards with SCI approximately four to five months prior to the anticipated delivery date, with order volumes based on forecasts of demand for our products. If we fail to forecast demand for our products accurately, we may be unable to obtain adequate manufacturing capacity from SCI to meet our customers' delivery requirements, or we may accumulate excess inventories. We may be unable to respond adequately to unexpected increases in customer purchase orders, and therefore be unable to benefit from this incremental demand. SCI does not guarantee that adequate capacity will be available to us within the time required to meet additional demand for our products. As discussed earlier, we are in the process of implementing an "outsourcing-focused" manufacturing model. In May 2002, we outsourced to SCI the integration of our Directors into cabinets.

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

        The market for SANs and related products has only recently begun to develop and continues to evolve. Because this market is relatively new, it is difficult to predict its potential size or future growth rate. Our Director-class products, from which we derived approximately 72% of our total revenues in the three months ended March 31, 2002, are used extensively in SANs. Accordingly, continued widespread adoption of SANs as an integral part of data-intensive enterprise computing environments is critical to our future success. Potential end-user customers who have invested substantial resources in their existing data storage and management systems may be reluctant or slow to adopt a new approach, like SANs. Our success in generating net revenue in this developing market will depend on, among other things, our ability to:

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

        EMC has agreed not to develop or manufacture products that compete with our then existing products for two years beginning in August 2000. Upon the expiration of the two-year period, we have no agreement that would restrict EMC from competing with us in the development or manufacture of these products. In addition, EMC has recently agreed to resell certain products offered by two of our competitors. Moreover, under a cross license agreement between us and EMC, we have granted EMC a license under our patents to make, use and sell any products that EMC was selling or distributing up to August 9, 2000, including products that compete with ours.

        Continued or increased competition could result in pricing pressures, reduced sales, reduced margins, reduced profits, reduced market share or the failure of our products to achieve or maintain market acceptance. Some of our competitors and potential competitors have longer operating histories, greater name recognition, access to larger customer bases, more established distribution channels or substantially greater resources than we have. Notably, Brocade Communications Systems, Inc. recently introduced a 2 Gb transmission speed 16-port switch to the market place and is expected to introduce a 2 Gb transmission speed 120-port switch in the near future. We do not expect to introduce our 2 Gb transmission speed directors and switches until the second quarter of 2002. As a result, they may be able to obtain further market share.

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

        We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality and/or license agreements with our employees, consultants and corporate partners. Despite our efforts to protect our proprietary rights, unauthorized parties may copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult and the steps we have taken, and those we may take in the future, may not prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Please see "Item 3, Legal Proceedings" in this Form 10-Q for a recent patent infringement lawsuit we are pursuing.

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

Defending Lawsuits

        Several securities class action lawsuits have been filed against us. For more information about this litigation, please see "Part II, Item 1—Legal Proceedings" in this Form 10-Q.

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

        In October 1997, in connection with the reorganization of our business, we entered into certain agreements with EMC relating to our business relationship with EMC after the 1997 reorganization. In addition, we have entered into agreements with EMC relating to our relationship with EMC after the completion of our initial public offering in August 2000 and the distribution by EMC of our Class A common stock in February 2001. We have also entered into an OEM Purchase and License Agreement with EMC that governs EMC's purchases of our products and grants EMC rights to use, support and distribute software for use in connection with these products. The agreement does not provide for the purchase of a guaranteed minimum amount of product. These agreements were negotiated and made in the context of our prior parent-subsidiary relationship. As a result, some of these agreements may have terms and conditions, in the case of the OEM agreement, including the terms of pricing, that are less beneficial to us than agreements negotiated with unaffiliated third parties. Sales and services revenue from EMC represented approximately 53% of our revenue, excluding ESCON service revenue, for the three months ended March 31, 2002. In addition, in some instances, our ability to terminate these agreements is limited, which may prevent us from being able to negotiate more favorable terms with EMC or from entering into similar agreements with third parties.

We depend heavily on EMC as our key OEM customer. If our relationship with EMC adversely changes, our revenue will be significantly reduced.

        For the three months ended March 31, 2002, our revenues from EMC represented approximately 53% of our total revenue, excluding ESCON service revenue. In addition, during the same period, revenue under our service agreement with EMC, pursuant to which we manufacture and supply ESCON switching devices for IBM, represented approximately 2% of our total revenue. EMC has recently agreed to resell products offered by two of our competitors, and nothing restricts EMC from expanding those relationships in a manner that could be adverse to us. If our business relationship with EMC ends or significantly changes, resulting in reduced sales to EMC, our revenue will be significantly reduced.

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

Credit Risk

        Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of temporary cash investments, investments and trade receivables. We place our temporary cash investments and investment securities in investment grade instruments and limit the amount of investment with any one financial institution. We evaluate the credit risk associated with each of our customers but generally do not require collateral. We depend on two customers for most of our total revenue who comprise a significant portion of our trade receivables and, therefore, expose us to a concentration of credit risk.

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

Class Action Laddering Lawsuits

        The Company, two current officers and a former officer have been named as defendants in purported securities class-action lawsuits filed in the United States District Court, Southern District of New York. The first of these lawsuits, filed on July 20, 2001, is captioned Gutner v. McDATA Corporation, Credit Suisse First Boston, Merrill Lynch, Pierce Fenner & Smith Incorporated, Bear, Stearns & Co., Inc., FleetBoston Robertson Stephens et al., No. 01 CIV. 6627. Three other similar suits have been filed against the Company. The complaints are substantially identical to numerous other complaints filed against other companies that went public over the last several years. These lawsuits generally allege, among other things, that the registration statements and prospectus filed with the SEC by such companies were materially false and misleading because they failed to disclose (a) that certain underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of shares in connection with the initial public offerings ("IPOs") and (b) that certain of the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate IPO shares in exchange for which the customers agreed to purchase additional company shares in the aftermarket at pre-determined prices. The complaints relating to the Company allege claims against the Company, two of the Company's officers, a former officer of the Company, and Credit Suisse First Boston, the lead underwriter of the Company's August 9, 2000 initial public offering, under Sections 11 and 15 of the Securities Act of 1933, as amended. The complaints also allege claims solely against Credit Suisse First Boston and the other underwriter defendants under Section 12(a)(2) of the Securities Act of 1933, as amended, and claims against the individual defendants under Section 10(b) of the Securities Exchange Act of 1934, as amended. We believe that the lawsuits are without legal merit and we intend to defend them vigorously.

Patent Infringement Lawsuit

        On February 14, 2002, we filed a patent infringement lawsuit against Brocade Communications Systems, Inc. ("Brocade") in the United States District Court for the District of Colorado (Case No. 02-K-0303) alleging that Brocade's Frame Filtering feature in their switch products infringed our U.S. Patent No. 6,233,235 "Method and apparatus for measuring traffic within a switch." On March 5, 2002, we filed for a preliminary injunction against Brocade to immediately stop infringing our patent after they announced another product containing their Frame Filtering feature. A hearing date of mid-July has been set for the preliminary injunction and the parties are currently in the discovery phase of litigation. On April 8, 2002, Brocade filed an answer to our motion for preliminary injunction generally alleging that Brocade has not infringed and is not infringing our patent. Brocade alleged various counterclaims in its answer including a claim that our patent is invalid and unenforceable and that we misappropriated trade secret information from them under prior agreements. We strongly believe that Brocade's counterclaims are factually incorrect and without any merit. We intend to vigorously defend against such counterclaims and to pursue the preliminary injunction and patent infringement lawsuit against them.

ITEM 2. Changes in Securities and Use of Proceeds

        None

ITEM 3. Defaults Upon Senior Securities

        None

ITEM 4.    Submission of Matters to A Vote of Security Holders

        None

ITEM 5. Other Information

        None

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

(b)
Reports on Form 8-K filed during the second quarter of 2001 and through the filing of this Form 10-Q:

  We filed a Current Report on Form 8-K dated February 25, 2002 to report the Manufacturing and Purchase Agreement dated December 14, 2001 with SCI Technology, Inc.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McDATA CORPORATION
By:	/s/ JANET K. COOPER Janet K. Cooper Chief Financial Officer and Senior Vice President of Finance and Administration

May 14, 2002