Form 10-Q
period 2002-06-30
MCDATA CORP
filed 2002-08-14
CIK 731502

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

OR

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
(303) 460-9200
(Registrant’s telephone number, including area code)
None
(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

At July 31, 2002, 81,000,000 shares of the registrant’s Class A Common Stock were outstanding and 32,407,980 shares of the registrant’s Class B Common Stock were outstanding.

McDATA CORPORATION

FORM 10-Q
QUARTER ENDED JUNE 30, 2002

Special Note Regarding Forward-Looking Statements

     Some of the information presented in this Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Although McDATA Corporation (“McDATA” or the “Company”, which may also be referred to as “we,” “us” or “our”) believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its businesses and operations, there can be no assurance that actual results will not differ materially from our expectations. Factors that could cause actual results to differ materially from expectations include:

•	changes in our relationship with EMC Corporation, or EMC, and International Business Machines Corporation, or IBM, and the level of their orders;

•	our ability to successfully ramp sales of SANavigator software;

•	the impact of the continued general economic slowdown on purchasing decisions by customers and capital spending;

•	our ability to complete the manufacturing review plan and the successful implementation of an “outsourcing-focused” manufacturing model;

•	additional manufacturing and component costs and production delays that we may continue to experience as we continue the transition to new products and multiple product lines;

•	a loss of any of our key customers (and our OEMs’ key customers), distributors, resellers or our manufacturers;

•	our ability to expand our product offerings and any transition to new products (including a 2 gigabit product line and higher port density products);

•	the impact and uncertainty of typically having most of our sales volume occur in the last month, and a significant amount in the last two weeks and even days, of each fiscal quarter;

•	any change in business conditions, our sales strategy or product development plans;

•	competition in the storage area network and director, software and switch markets (including competitive pricing pressures by current competitors and possible new entrants from the IP and multi-protocol switch industry);

•	our ability to attract and retain highly skilled individuals;

•	continued market acceptance of our products, name recognition of our products and changes in customer buying patterns;

•	delays and changes in the development of new products and new technology and component quality and availability;

•	any industry or technology changes that cause obsolescence of our products or components of those products; and

•	one-time events and other important risks and factors disclosed previously and from time to time in our filings with the U.S. Securities and Exchange Commission, including the risk factors discussed in this Quarterly Report.

     You should not construe these cautionary statements as an exhaustive list or as any admission by us regarding the adequacy of the disclosures made by us. We cannot always predict or determine after the fact what factors would cause actual results to differ materially from those indicated by our forward-looking statements or other statements. In addition, you are urged to consider statements that include the terms “believes,” “belief,” “expects,” “plans,” “objectives,” “anticipates,” “intends,” or the like to be uncertain and forward-looking. All cautionary statements should be read as being applicable to all forward-looking statements wherever they appear. We do not undertake any obligation to publicly update or revise any forward-looking statements.

PART I — FINANCIAL INFORMATION

McDATA CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2002	2001

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$51,325	$69,285
Short-term investments	126,602	146,867
Accounts receivable, net of allowance for bad debts of $1,228 and $782, respectively	46,974	43,805
Inventories, net	17,735	24,845
Deferred tax asset	27,855	21,953
Prepaid expenses and other current assets	9,991	9,795

Total current assets	280,482	316,550
Property and equipment, net	94,517	40,838
Long-term investments	112,213	94,849
Restricted investments	—	36,199
Other assets, net	31,914	25,517

Total assets	$519,126	$513,953

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,636	$11,544
Accrued liabilities	31,004	22,441
Deferred revenue	12,790	7,454
Obligations under capital leases	2,116	1,934

Total current liabilities	60,546	43,373
Obligations under capital leases	2,269	789

Total liabilities	62,815	44,162
Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, Class A, $0.01 par value, 250,000,000 shares
authorized, 81,000,000 shares issued and outstanding	810	810
Common stock, Class B, $0.01 par value, 200,000,000 shares
authorized, 32,298,369 and 31,562,223 shares issued and outstanding at June 30, 2002 (unaudited) and December 31, 2001, respectively	323	316
Additional paid-in-capital	470,719	468,133
Deferred compensation	(9,974)	(14,770)
Accumulated other comprehensive income	580	520
Retained earnings (accumulated deficit)	(6,147)	14,782

Total stockholders’ equity	456,311	469,791

Total liabilities and stockholders’ equity	$519,126	$513,953

The accompanying notes are an integral part of these consolidated financial statements.

McDATA CORPORATION

CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Revenue	$77,254	$81,289	$141,797	$164,324
Cost of revenue	42,163	47,194	92,815	92,765

Gross profit	35,091	34,095	48,982	71,559
Operating expenses:
Research and development	14,628	11,359	27,844	21,452
Selling and marketing	18,676	15,499	36,669	29,317
General and administrative	7,291	3,923	15,299	8,466
Amortization of deferred compensation (excludes amortization of deferred compensation included in cost of revenue of $146, $496, $318 and $992, respectively)	2,143	1,659	4,284	3,382

Operating expenses	42,738	32,440	84,096	62,617

Income (loss) from operations	(7,647)	1,655	(35,114)	8,942
Interest and other income	1,930	3,779	4,008	8,560
Interest expense	(41)	(83)	(131)	(180)

Income (loss) before income taxes	(5,758)	5,351	(31,237)	17,322
Income tax expense (benefit)	(1,900)	1,980	(10,308)	6,409

Net income (loss)	$(3,858)	$3,371	$(20,929)	$10,913

Basic net income (loss) per share	$(0.03)	$0.03	$(0.19)	$0.10

Shares used in computing basic net income (loss) per share	113,069	111,331	112,900	111,009

Diluted net income (loss) per share	$(0.03)	$0.03	$(0.19)	$0.09

Shares used in computing diluted net income (loss) per share	113,069	117,198	112,900	117,392

The accompanying notes are an integral part of these consolidated financial statements.

McDATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,

	2002	2001

Cash flows from operating activities:
Net income (loss)	$(20,929)	$10,913
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	11,019	7,582
Loss from write-off of collateralized lease costs	1,256	—
Loss on trade-in of fixed assets	474	—
Net realized loss on investments	721	—
Inventory and inventory commitment provisions	15,462	1,436
Deferred income taxes	(5,967)	(3,038)
Non-cash compensation expense	4,602	4,374
Tax benefit from stock options exercised	1,256	3,410
Changes in net assets and liabilities:
Accounts receivable	(3,169)	(16,584)
Inventories	(1,790)	(26,572)
Prepaid expenses and other current assets	(196)	(1,568)
Other assets, net	(7,926)	(169)
Accounts payable	3,092	(2,829)
Accrued liabilities	(1,559)	(600)
Deferred revenue	5,336	1,875

Net cash provided (used) by operating activities	1,682	(21,770)
Cash flows from investing activities:
Purchases of property and equipment	(56,671)	(12,705)
Payment of collateralized lease costs	(1,256)	—
Purchases of investments	(271,073)	(324,394)
Maturities of investments	308,961	283,608

Net cash used by investing activities	(20,039)	(53,491)
Cash flows from financing activities:
Payment of obligations under capital leases	(1,136)	(1,511)
Proceeds from the exercise of stock options	1,533	3,071

Net cash provided by financing activities	397	1,560

Net decrease in cash and cash equivalents	(17,960)	(73,701)
Cash and cash equivalents, beginning of period	69,285	174,630

Cash and cash equivalents, end of period	51,325	$100,929

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Capital lease obligations incurred	$4,299	$1,399

Fixed assets exchanged for capital leases	$(1,501)	—

Transfer of inventory to fixed assets	$3,794	$2,588

The accompanying notes are an integral part of these consolidated financial statements.

McDATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 —Background and Basis of Presentation

     The accompanying consolidated financial statements of McDATA and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The consolidated balance sheet as of December 31, 2001 has been derived from the audited financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles. For further information, please refer to and read these interim consolidated financial statements in conjunction with the Company’s audited financial statements for the year ended December 31, 2001.

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

     Certain amounts in the Consolidated Balance Sheet as of December 31, 2001 have been reclassified in order to conform to the current presentation.

Note 2 — Accounting Changes

     The Company has adopted Statement of Financial Standard No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) for the year ending December 31, 2002. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Under SFAS No. 142, goodwill and other indefinite lived intangible assets are not subject to amortization, but are subject to an impairment test upon adoption and at least annually thereafter. The Company completed its evaluation of the carrying value of its goodwill in the second quarter. The results of this evaluation indicated that there was no impairment of goodwill upon adoption of SFAS 142.

     Net income and earnings per share for the three and six months ended June 30, 2001 adjusted to exclude amortization of goodwill (net of taxes) would not have been materially different than reported. There were no changes to or acquisitions of goodwill during the three and six months ended June 30, 2002. As of June 30, 2002, goodwill totaled $11.8 million.

     All of the Company’s identifiable acquired intangible assets are subject to amortization. There were no material acquisitions of intangible assets during the three or six months ended June 30, 2002. At June 30, 2002, the Company has an identifiable intangible asset with a definite life of five years related to acquired developed technology with a gross carrying amount of $10.5 million and accumulated amortization of $1.6 million. Amortization expense for the six months ended June 30, 2002 and 2001 was $1.1 million and $0, respectively. Amortization expense for the net carrying amount of intangible assets at June 30, 2002 is estimated to be $1.0 million for the remainder of fiscal 2002, $2.1 million per year through 2006, and $1.5 million for fiscal year 2006.

Note 3 — Recent Accounting Pronouncements

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The new standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

McDATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Note 4 — Net Income (Loss) per Share

     Calculation of net income (loss) per share (in thousands, except per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income (loss)	$(3,858)	$3,371	$(20,929)	$10,913
Weighted average shares of common stock outstanding used in computing basic net income (loss) per share	113,069	111,331	112,900	111,009
Effect of dilutive stock options	—	5,867	—	6,383

Weighted average shares of common stock used in computing diluted net income (loss) per share	113,069	117,198	112,900	117,392

Basic net income (loss) per share	$(0.03)	$0.03	$(0.19)	$0.10

Diluted net income (loss) per share	$(0.03)	$0.03	$(0.19)	$0.09

Options not included in diluted share base because of the exercise prices	5,761	578	3,226	572

Options and restricted stock not included in diluted share base because of the net loss	5,363	—	7,898	—

Note 5 — Restricted Investments

     On February 9, 2001 (and amended on May 18, 2001, November 9, 2001 and January 24, 2002), the Company entered into a lease for an approximately 167,000 square foot multi-story office and engineering building to be constructed on a 106 acre parcel of land located in Broomfield, Colorado (see Note 8). As part of the lease, the Company agreed to restrict a portion of its investment securities as collateral for specified obligations under the lease. During the quarter ended June 30, 2002, the Company completed its termination of the lease agreement initiated in the first quarter of 2002. Restricted investments of $41 million were used to pay down the outstanding obligation and to acquire the property and equipment related to the new office and engineering building. See Note 8 for more information regarding the termination of the lease and liquidation of these restricted assets at June 30, 2002.

Note 6 — Comprehensive Income (Loss)

     Comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income (loss)	$(3,858)	$3,371	$(20,929)	$10,913
Unrealized gain on investments, net of tax	544	150	60	296

Comprehensive income (loss)	$(3,314)	$3,521	$(20,869)	$11,209

McDATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Note 7 — Inventories

     The components of inventory were as follows (in thousands):

	June 30,	December 31,
	2002	2001

Raw materials	$23,395	$27,206
Work-in-progress	1,855	1,864
Finished goods	7,225	14,740

Total inventories at cost	32,475	43,810
Less reserves	(14,740)	(18,965)

Total inventories, net	$17,735	$24,845

     During the quarter ended March 31, 2002, the Company recorded inventory-related charges of $14.0 million, primarily for excess 1 gigabit (Gb) components used in the Company’s Director-class products. The excess inventory resulted primarily from the unanticipated reduction in 1 Gb Director-class product orders late in March 2002. During the quarter ended June 30, 2002, $1.1 million of reserves were reversed as the Company experienced higher-than-expected sales of discontinued 1 Gb products and, therefore, realized 100% margins for these product sales.

Note 8 — Commitments and Contingencies

     From time to time, the Company is subject to claims arising in the ordinary course of business. In the opinion of management, no such matter, individually or in the aggregate, exists which is expected to have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

Collateralized Lease

     On February 9, 2001 (and amended on May 18, 2001, November 9, 2001 and January 24, 2002), the Company entered into an operating lease and associated agreements with Deutsche Bank AG, New York Branch (“Deutsche Bank”) for the lease of an approximately 167,000 square foot multi-story office and engineering building to be constructed on a 106 acre parcel of land located in Broomfield, Colorado. Construction of the building commenced in the first half of 2001 and was scheduled for completion in mid-2002, at which time lease payments were scheduled to commence. As part of the transaction, the Company guaranteed a residual value of the facility to Deutsche Bank of approximately 89% during the construction period and 85% thereafter of the $60 million total original cost. The Company agreed to restrict up to $63 million of its investment securities as collateral for specified obligations under the lease. During the first quarter of 2002, the Company elected to terminate the lease under the provisions of the agreements. On May 9, 2002, the Company entered into a Termination Agreement with Deutsche Bank and recorded approximately $39 million in construction costs as property and equipment. Additionally, $41 million in restricted assets were used to pay down the balance of the lease obligation and construction costs. A loss of $1.25 million was recorded during the first quarter of 2002 to reflect the write-off of certain lease costs that could not be capitalized. As of June 30, 2002, construction of the new building was substantially complete and occupation of the building by our engineering departments began in July 2002.

Manufacturing and Purchase Commitments

     The Company has contracted with SCI Systems, Inc. (“SCI”) for the manufacture of printed circuit boards and box build assembly for specific Fibre Channel directors and switches. The agreement with SCI requires the Company to submit purchasing forecasts, place orders and reschedule orders for products as necessary. At June 30, 2002, SCI had on hand materials purchased on behalf of McDATA valued at approximately $45.5 million. In addition, SCI has purchase commitments outstanding related to materials that it had also ordered on McDATA’s behalf. The Company may be liable for materials that SCI purchases on McDATA’s behalf if the Company’s actual requirements do not meet or exceed its forecasts and those materials cannot be redirected to other uses by SCI. At June 30, 2002, the Company had recorded obligations of approximately $13.6 million primarily related to materials purchased by SCI for certain end-of-life and obsolete material used to manufacture the Company’s 1 Gb products. These charges

McDATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Note 8 — Commitments and Contingencies (continued)

were incurred primarily as a result of the significant shortfall of actual first quarter 2002 revenue in comparison to forecast and the expected transition to 2 Gb technology in the second quarter of 2002, which resulted in excess ordered and on hand material at SCI. Management does not expect the remaining commitments under this agreement to have a continued material adverse effect on the Company’s business, results of operations, financial position or cash flows.

     The Company has various commitments for sales, purchases and employee benefit plans in the ordinary course of business. In the aggregate, such commitments do not differ significantly from current market prices or anticipated usage requirements.

Litigation

     The Company, two current officers, and a former officer have been named as defendants in purported securities class-action lawsuits filed in the United States District Court, Southern District of New York. The first of these lawsuits, filed on July 20, 2001, is captioned Gutner v. McDATA Corporation, Credit Suisse First Boston, Merrill Lynch, Pierce Fenner & Smith Incorporated, Bear, Stearns & Co., Inc., FleetBoston Robertson Stephens et al., No. 01 CIV. 6627. Three other similar suits have been filed against the Company. The complaints are substantially identical to numerous other complaints filed against other companies that went public over the last several years. These lawsuits generally allege, among other things, that the registration statements and prospectus filed with the SEC by such companies were materially false and misleading because they failed to disclose (a) that certain underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of shares in connection with the initial public offerings (“IPOs”) and (b) that certain of the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate IPO shares in exchange for which the customers agreed to purchase additional company shares in the aftermarket at pre-determined prices. The complaints relating to the Company allege claims against the Company, two of the Company’s current officers, a former officer of the Company and Credit Suisse First Boston, the lead underwriter of the Company’s August 9, 2000 initial public offering, under Sections 11 and 15 of the Securities Act of 1933, as amended. The complaints also allege claims solely against Credit Suisse First Boston and the other underwriter defendants under Section 12(a)(2) of the Securities Act of 1933, as amended, and claims against the individual defendants under Section 10(b) of the Securities Exchange Act of 1934, as amended. The Company believes that the lawsuits are without legal merit and intends to defend them vigorously.

     On February 14, 2002, the Company filed a patent infringement lawsuit against Brocade Communications Systems, Inc. (“Brocade”) in the United States District Court for the District of Colorado (Case No. 02-K-0303) alleging that Brocade’s Frame Filtering feature in their switch products infringed the Company’s U.S. Patent No. 6,233,235 “Method and apparatus for measuring traffic within a switch.” On March 5, 2002, the Company filed for a preliminary injunction against Brocade to immediately stop infringing the patent after they announced another product containing their Frame Filtering feature. On April 8, 2002, Brocade filed an answer to the motion for preliminary injunction generally alleging that Brocade has not infringed and is not infringing the patent. Brocade alleged various counterclaims in its answer including a claim that the patent is invalid and unenforceable, and that the Company misappropriated trade secret information from them under prior agreements and that a 1999 OEM agreement contained a covenant not to sue. Management strongly believes that Brocade’s counterclaims are factually incorrect and without any merit. The Company intends to vigorously defend against such counterclaims and to pursue the preliminary injunction and patent infringement lawsuit against Brocade. The hearing for the preliminary injunction occurred during the week of July 15, 2002, however, the court has not yet rendered a decision.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     You should read the following discussion and analysis in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 13, 2002.

Results of Operations

     The following table sets forth certain financial data for the periods indicated as a percentage of total revenues.

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	54.6	58.1	65.5	56.5

Gross profit	45.4	41.9	34.5	43.5
Operating expenses:
Research and development	18.9	14.0	19.6	13.1
Selling and marketing	24.2	19.1	25.9	17.8
General and administrative	9.4	4.8	10.8	5.1
Amortization of deferred compensation	2.8	2.0	3.0	2.1

Total operating expenses	55.3	39.9	59.3	38.1
Income (loss) from operations	(9.9)	2.0	(24.8)	5.4
Interest income (expense), net	2.4	4.5	2.7	5.1

Income (loss) before income taxes	(7.5)	6.5	(22.1)	10.5
Income tax expense (benefit)	2.5	2.4	7.3	3.9

Net income (loss)	(5.0)%	4.1%	(14.8)%	6.6%

Three Months ended June 30, 2002 and 2001

     Revenues

     Total revenue decreased by approximately 5% to $77.3 million for the quarter ended June 30, 2002 from $81.3 million for the quarter ended June 30, 2001. The primary driver of the revenue decline was the net decline in product revenue, which decreased to $67.2 million for the quarter ended June 30, 2002 from $72.4 million for the quarter ended June 30, 2001. The decline in product sales reflected reduced host bus adapter (HBA) sales resulting from our sale of this product line in the second quarter of 2002 to an independent data storage hardware reseller. In the second quarter of 2002, we successfully launched our 2 Gb products and experienced higher than expected demand for these new products. The recent economic environment, however, and its slow-down effect on IT storage and infrastructure spending, resulted in smaller than expected growth in our other product sales. Software and professional services revenue increased 35% to $6.5 million for the quarter ended June 30, 2002 from $4.8 million for the quarter ended June 30, 2001. Other revenues for the quarter, including the ESCON service fee, decreased 15% to $3.5 million for the quarter ended June 30, 2002 from $4.1 million for the quarter ended June 30, 2001. We anticipate that service revenue from EMC under the ESCON service agreement will continue to decrease in future years as end users migrate from ESCON to FICON.

     For the quarter ended June 30, 2002 and 2001, approximately 50% and 68% of our revenues respectively, came from sales to EMC, excluding ESCON service revenues. Additionally, approximately 29% and 16% of our revenues for the quarters ended June 30, 2002 and 2001, respectively came from sales to IBM. Although we anticipate the percentage of EMC-related revenue to decrease as we increase our revenue from other sources, we expect a majority of our revenues in the foreseeable future to be derived from EMC and IBM.

     Gross Profit

     Gross profit increased approximately 3% to $35.1 million for the quarter ended June 30, 2002 from $34.1 million for the quarter ended June 30, 2001. The gross profit percentage increased to 45.4% at June 30, 2002 from 41.9% at June 30, 2001. The increase in our gross margin percentage in 2002 from 2001 was primarily the result of significant cost increases experienced in the second quarter of 2001, including the introduction and initial production of our new products, increased costs of expediting delivery of components and higher than expected costs related to our former die-cast chassis supplier. As anticipated, this high cost inventory, which was purchased during 2001, was fully depleted by the end of the quarter ended June 30, 2002. Additionally, during the three months ended June 30, 2002, approximately $1.1 million of previous inventory reserves and inventory-related obligations were reversed as sales of discontinued 1 Gb products were higher than we had previously estimated resulting in 100% margins for these product sales.

     Operating Expenses

     Research and Development. Research and development expenses were $14.6 million in the quarter ended June 30, 2002 compared with $11.4 million in the quarter ended June 30, 2001. The $3.2 million or 29% increase in expenses was primarily attributable to increased staffing levels, and to expenditures for prototype materials, design consulting services, system integration lab (SIL) testing and other materials and services related to the testing of new technology and new products, including our 2 Gb products, and enhancements to our existing products. We capitalized approximately $2.6 million of eligible software development costs in the second quarter of 2002. There were no such costs capitalized during the second quarter of 2001.

     Selling and Marketing Expenses. Selling and marketing expenses increased by approximately 21% to $18.7 million for the second quarter of 2002 from $15.5 million for the second quarter of 2001. This increase was attributable to increased sales force staffing, as the number of our sales force employees increased to 223 at June 30, 2002 from 183 at June 30, 2001, as well as increased spending for our 2Gb product marketing launch in May 2002.

     General and Administrative Expenses. General and administrative expenses increased by approximately 86% to $7.3 million for the second quarter of 2002 from $3.9 million for the second quarter of 2001. This increase was due primarily to increased staffing levels as well as some increased legal fees due to the patent infringement lawsuit.

     Amortization of Deferred Compensation. In prior periods, we recorded deferred compensation in connection with certain stock option and restricted stock grants. We are amortizing these amounts on a straight-line basis over the vesting period of the applicable options, resulting in amortization expense of $2.3 million during the quarter ended June 30, 2002 and $2.2 million during the quarter ended June 30, 2001 (of which approximately $0.2 million and $0.5 million was included in cost of revenue for the three months ended June 30, 2002 and June 30, 2001, respectively).

     Interest and Other Income, net. Interest and other income consisted primarily of interest earnings on our cash, cash equivalents and various investment holdings. Interest income decreased to $1.7 million for the quarter ended June 30, 2002 from $3.5 million for the quarter ended June 30, 2001. The decrease in net interest income was due primarily to a decrease in our investment balances between the periods and to declining interest rates realized during 2001 and 2002. The average return on investment during the period ended June 30, 2002 was 2.1% versus 3.9% in the period ended June 30, 2001. If interest rates or overall investment balances continue to decrease, interest income may decrease in future periods. Other income included approximately $270,000 of income related to the sale of our HBA business to a data storage hardware reseller during the quarter.

     Provision for Income Taxes. The effective tax rates for the quarters ended June 30, 2002 and 2001, were 33.0% and 37.0%, respectively. For the second quarter ended June 30, 2002, the effective tax rate and tax benefit resulting from the operating loss decreased primarily due to a lower percentage of our investments held in tax-exempt instruments. If we continue to liquidate our tax-exempt investments, we may pay more taxes on our investment earnings.

Six Months ended June 30, 2002 and 2001

     Revenues

     Total revenue decreased by approximately 14% to $141.8 million for the six months ended June 30, 2002 from $164.3 million for the six months ended June 30, 2001. The primary drivers of the revenue decline include the recent economic environment and its slow-down effect on IT storage and infrastructure spending, in particular in the high-end Director market. Additionally, the transition from 1 Gb to 2 Gb products and aggressive marketing activities of our competitors, such as the free placement of products and the increased use of evaluation units, negatively impacted first quarter revenue. In the second quarter of 2002, we successfully launched our 2 Gb products and experienced higher than expected demand. We are encouraged by the IT infrastructure spending levels we experienced in the second quarter of 2002, as well as the early indications for the remainder of the 2002 fiscal year. Finally, the sale of our HBA product line in the second quarter of 2002 significantly reduced our revenue related to these products. These primary drivers are reflected in the net decrease in product revenue, which decreased to $122 million for the six months ended June 30, 2002 from $147 million for the six months ended June 30, 2001. Software and professional services revenue increased 46% to $12.4 million for the six months ended June 30, 2002 from $8.5 million for the six months ended June 30, 2001. Other revenues for the six month period, including the ESCON service fee, decreased 16% to $7.1 million for the six months ended June 30, 2002 from $8.5 million for the six months ended June 30, 2001. We anticipate that service revenue from EMC under the ESCON service agreement will continue to decrease in future years.

     Gross Profit

     Gross profit decreased approximately 32% to $49.0 million for the six months ended June 30, 2002 from $71.6 million for the six months ended June 30, 2001. The gross profit percentage decreased to 35% at June 30, 2002 from 44% at June 30, 2001. The decrease in our gross margin percentage in 2002 from 2001 was primarily the result of increased manufacturing and component costs experienced primarily in the last half of 2001 through June 30, 2002. These costs related to the introduction and initial production of our new products, increased costs of expediting delivery of components and higher than expected costs related to our former die-cast chassis supplier. As of June 30, 2002, this high cost inventory was fully depleted. In addition, the gross margin decline reflects a $14.0 million inventory-related charge in the quarter ended March 31, 2002. We incurred this charge as the result of an unanticipated reduction in Director-class product orders late in March 2002 related to our 1 Gb Director. During the second quarter ended June 30, 2002, we introduced our 2 Gb products and we do not anticipate further 1 Gb inventory-related charges. Offsetting these decreases, approximately $1.1 million of previous inventory reserves and inventory-related obligations were reversed during the three months ended June 30, 2002, as sales of discontinued 1 Gb products were higher than we had previously estimated resulting in 100% margins for these product sales.

     Operating Expenses

     Research and Development. Research and development expenses were $27.8 million in the six months ended June 30, 2002 compared with $21.5 million in the six months ended June 30, 2001. The $6.3 million or 30% increase in expenses was primarily attributable to increased staffing levels, and to expenditures for prototype materials, design consulting services, SIL testing and other materials and services related to the design and development of new technology and new products, including our 2 Gb products, and enhancements to our existing products. We capitalized approximately $4.6 million of eligible software development costs during the six months ended June 30, 2002. There were no such costs capitalized during the six months ended June 30, 2001.

     Selling and Marketing Expenses. Selling and marketing expenses increased by approximately 25% to $36.7 million for the first six months of 2002 from $29.3 million for the first six months of 2001. This increase was primarily attributable to increased sales force staffing, as the number of our sales force employees increased to 223 at June 30, 2002 from 183 at June 30, 2001, as well as increased spending for our 2Gb/s marketing launch in May 2002.

     General and Administrative Expenses. General and administrative expenses increased by approximately 81% to $15.3 million for the first six months of 2002 from $8.5 million for the first six months of 2001. This increase was due primarily to increased staffing levels, a $1.25 million charge related to the termination of the collateralized lease, and increased legal fees due to the patent infringement lawsuit.

     Amortization of Deferred Compensation. In prior periods, we recorded deferred compensation in connection with certain stock option and restricted stock grants. We are amortizing these amounts on a straight-line basis over the vesting period of the applicable options, resulting in amortization expense of $4.6 million during the six months ended June 30, 2002 and $4.4 million during the six months ended June 30, 2001 (of which approximately $0.3 million and $1.0 million was included in cost of revenue for the six months ended June 30, 2002 and June 30, 2001, respectively).

     Interest and Other Income, net. Interest and other income consisted primarily of interest earnings on our cash, cash equivalents and various investment holdings. Interest income decreased to $3.8 million for the six months ended June 30, 2002 from $8.6 million for the six months ended June 30, 2001. The decrease in net interest income was due primarily to a decrease in our investment balances between the periods and to declining interest rates realized during 2001 and 2002. The average return on investment during the six months ended June 30, 2002 was 2.2% versus 4.5% in the period ended June 30, 2001. If interest rates or overall investment balances continue to decrease, interest income may decrease in future periods.

     Provision for Income Taxes. The effective tax rates for the six months ended June 30, 2002 and 2001, were 33.0% and 37.0%, respectively. For the first six months ended June 30, 2002, the effective tax rate and tax benefit resulting from the operating loss decreased primarily due to a lower percentage of our investments held in tax-exempt instruments. If we continue to liquidate our tax-exempt investments, we may pay more taxes on our investment earnings.

Liquidity and Capital Resources

     For the six months ended June 30, 2002, we generated approximately $1.7 million in net cash from operating activities, primarily from cash inflows including, net income before non-cash charges and increases in accounts payable and deferred revenues. Offsetting these cash inflows were increases in accounts receivable, purchases of inventory, other assets including the capitalization of software development and decreases in accrued liabilities. Net cash used in investing activities for the six months ended June 30, 2002 was $20.0 million, primarily related to purchases of property and equipment, including the approximate $45 million of assets recorded for the new multi-story office and engineering building acquired with the termination of the collateralized operating lease discussed below. These purchases were partially offset by net sales and maturities of investments, including the disposition of our restricted assets held as collateral under the collateralized operating lease. Net cash provided by financing activities for the six months ended June 30, 2002 totaled approximately $400,000, reflecting proceeds from the exercise of employee stock options, partially offset by repayment of capital lease obligations.

     At June 30, 2002, we have deferred tax assets of $33 million, which we believe, after considering relevant positive and negative evidence, will, more likely than not, be realized through future profitable operations. However, it is possible that if additional operating losses are incurred, we may need to provide a valuation allowance on our deferred tax assets. To the extent we establish a valuation allowance, we must include an expense within the tax provision in the income statements which could materially impact our financial position and results of operations.

     Our principal sources of liquidity at June 30, 2002 consisted of our cash and short-term investment securities on hand, which totaled approximately $178 million, long-term investment securities of $112.2 million, and our equipment financing arrangements, which totaled approximately $4.4 million. Borrowings under our equipment financing arrangements are secured by the related capital equipment and are payable through 2006.

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

     Inventories decreased 29% from December 31, 2001 to June 30, 2002. Inventory turns, excluding the net inventory-related charges during the first six months of 2002 were 9.0 at June 30, 2002 compared to a 4.1 inventory turn for the six months ended June 30, 2001. The inventory levels and inventory turns reflect our efforts to better manage our inventory levels in the current economic environment. In addition, we have announced our plan to implement an “outsourcing focused” manufacturing model including the transition of our manufacturing operations in 2002 through 2003 to a contract manufacturer. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times versus the risk of inventory obsolescence because of rapidly changing technology and customer requirements. There can be no assurance that we will not incur additional inventory write-downs in the future or that any such write-downs would not have a material adverse affect on our future operating results.

Commitments

     We have contracted with SCI Systems, Inc. (“SCI”) for the manufacture of printed circuit boards and box build assembly for specific Fibre Channel directors and switches. The agreement with SCI requires us to submit purchasing forecasts, place orders and reschedule orders for products as necessary. At June 30, 2002, SCI had on hand materials purchased on behalf of McDATA valued at approximately $45.5 million. In addition, SCI has purchase commitments outstanding related to materials that it had also ordered on our behalf. We may be liable for materials that SCI purchases on our behalf if our actual requirements do not meet or exceed our forecasts and those materials cannot be redirected to other uses by SCI. At June 30, 2002, we had recorded obligations of approximately $13.6 million primarily related to materials purchased by SCI for certain end-of-life and obsolete material used to manufacture our 1 Gb products. These charges were incurred primarily as a result of the significant shortfall of actual first quarter 2002 revenue in comparison to forecast and the expected transition to 2 Gb technology in the second quarter of 2002, which resulted in excess ordered material at SCI. Management does not expect this commitment to have a continued material adverse effect on our business, results of operations, financial position, or cash flows.

     On February 9, 2001 (and amended on May 18, 2001, November 9, 2001 and January 24, 2002), we entered into an operating lease and associated agreements with Deutsche Bank AG, New York Branch (“Deutsche Bank”) for the lease of an approximately 167,000 square foot multi-story office and engineering building to be constructed on a 106 acre parcel of land located in Broomfield, Colorado. Construction of the building commenced in the first half of 2001 and was scheduled for completion in mid-2002, at which time lease payments were scheduled to commence. As part of the transaction, we guaranteed a residual value of the facility to Deutsche Bank of approximately 89% during the construction period and 85% thereafter of the $60 million total original cost. We agreed to restrict up to $63 million of its investment securities as collateral for specified obligations under the lease. During the first quarter of 2002, we elected to terminate the lease under the provisions of the agreements. On May 9, 2002, we entered into a Termination Agreement with Deutsche Bank and recorded approximately $37 million in construction costs as property and equipment. Additionally, $41 million in restricted assets were used to pay down the balance of the lease obligation and construction costs. A loss of $1.25 million was recorded during the first quarter of 2002 to reflect the write-off of certain lease costs that could not be capitalized. As of June 30, 2002, construction of the new building was substantially complete and occupation of the building by our engineering departments began in July 2002.

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

     We completed an operations review during the third quarter of fiscal 2001, including an analysis of inventory transferred from our discontinued suppliers, a review of obsolescence, end-of-life inventories, on-going inventory commitments and a year-end physical inventory analysis. Based on this review, we recorded an inventory-related charge of approximately $14.7 million and $6.3 million in the third and fourth fiscal quarters of 2001, respectively. Additionally, in the fourth fiscal quarter of 2001, we incurred a charge related to obsolescence of certain demonstration and test equipment of approximately $4.1 million. In the first quarter of 2002, we incurred an additional $14.0 million inventory-related charge related to our 1 Gb product inventory. There can be no assurance that we will not incur additional inventory write-downs in the future or that any such write-downs would not have a material adverse affect on our future operating results.

     During 2001, we experienced increased manufacturing and component costs related to a transition to multiple product lines and quality problems on component parts. Specifically, we incurred increased costs and delays related to some mechanical features of our low-end and mid-range switch products. Also, we incurred additional costs related to our die-cast chassis for these products. During the second quarter ended June 30, 2002, we completed the use of this high cost inventory, which negatively affected our gross margins.

We incurred a substantial loss for the year ended December 31, 2001 and the three and six months ended June 30, 2002 and may not sustain profitability in the future.

     We incurred a substantial loss for the year ended December 31, 2001 and the three and six months ended June 30, 2002. Our future operating results will depend on many factors, including the growth of the Fibre Channel market, market acceptance of new products we introduce, demand for our products, levels of product and price competition and our reaching and maintaining targeted costs for our products. In addition, we expect to incur continued significant product development, sales and marketing, and general and administrative expenses. We also anticipate expenses related to the implementation of an “outsourcing focused” manufacturing model during 2002 and 2003. We cannot assure you that we will generate sufficient revenue to achieve or sustain profitability.

SANavigator Acquisition

     In late September 2001, we acquired the assets of SANavigator, which was in the early stages of selling its SAN management software product. Factors that may affect the success of this acquisition include our ability to quickly ramp sales of SANavigator’s software, our ability to retain managerial, technical and sales talent and our ability to successfully integrate SANavigator’s software with our current product mix. We cannot assure you that we will achieve the anticipated benefits of this acquisition. Our failure to do so could materially and adversely affect our business and operating results.

We depend on two key distribution relationships for most of our revenue and the loss of either of them could significantly reduce our revenues.

     We depend on EMC for a significant portion of our total revenue. Sales and services to EMC, which is an original equipment manufacturer customer, represented approximately 50% and 51% of our revenue, excluding ESCON service revenue, for the three and six months ended June 30, 2002, respectively. In addition, IBM represented approximately 29% and 27% of our total revenue for the same periods. We anticipate that our future operating results will continue to depend heavily on sales to EMC and IBM. Therefore, the loss of either EMC or IBM as a customer, or a significant reduction in sales to either EMC or IBM in any fiscal period, could significantly reduce our revenue.

A large percentage of our quarterly sales occur at the end of the quarter, contributing to possible quarterly fluctuations in revenue that could adversely affect our operating results.

     Our quarterly results have historically reflected an uneven pattern in which a disproportionate percentage of a quarter’s total sales occurs in the last month, weeks or even days of each quarter. This pattern makes the prediction of revenue, earnings and working capital for each financial period especially difficult and increases the risk of unanticipated variations from anticipated quarterly results and financial condition. Additional factors that affect us and which could cause our revenue and operating results to vary in future periods include:

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

     During the three and six months ended June 30, 2002, respectively, we derived approximately 71% of our revenue from sales of our Director-class products. We expect that revenue from our Director-class products will continue to account for a substantial portion of our revenue for the foreseeable future. Therefore, continued market acceptance of this product and its successor products is critical to our future success. Factors such as performance, market positioning, the availability and price of competing products, the introduction of new technologies and the success of our OEMs, reseller and systems integrator customers will affect the market acceptance of our products.

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

     We rely on SCI to manufacture substantially all of our circuit boards and to perform extensive testing and assembly of our products. In December of 2001, we entered into a new supply contract with SCI, which has a one year term that renews automatically unless cancelled and is cancellable by either party without cause on advance notice. SCI is not obligated to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order. We generally place orders for circuit boards with SCI approximately four to five months prior to the anticipated delivery date, with order volumes based on forecasts of demand for our products. If we fail to forecast demand for our products accurately, we may be unable to obtain adequate manufacturing capacity from SCI to meet our customers’ delivery requirements, or we may accumulate excess inventories. We may be unable to respond adequately to unexpected increases in customer purchase orders, and therefore be unable to benefit from this incremental demand. SCI does not guarantee that adequate capacity will be available to us within the time required to meet additional demand for our products. As discussed earlier, we are in the process of implementing an “outsourcing-focused” manufacturing model. In May 2002, we outsourced to SCI the integration of our Directors into cabinets.

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

     Our name is not widely recognized as a brand in the marketplace. We have operated substantially as a separate company from EMC only since October 1997. EMC, which currently accounts for a significant portion of our revenue, markets our products under its own brand name. As a result, we have not fully established our brand name. We believe that establishing and maintaining the McDATA brand is a critical component in maintaining and developing strategic original equipment manufacturer, reseller and systems integrator relationships, and the importance of brand recognition will increase as the number of vendors of competitive products increases. Our failure to successfully develop our brand may prevent us from expanding our business and growing our revenue. Similarly, if we incur excessive expenses in an attempt to promote and maintain the McDATA brand, our business, financial condition and results of operations could be seriously harmed.

The storage area network market in which we compete is still developing, and if this market does not continue to develop and expand as we anticipate, our business will suffer.

     The market for SANs and related products has only recently begun to develop and continues to evolve. Because this market is relatively new, it is difficult to predict its potential size or future growth rate. Our Director-class products, from which we derived approximately 71% of our total revenues in the three and six months ended June 30, 2002, are used extensively in SANs. Accordingly, continued widespread adoption of SANs as an integral part of data-intensive enterprise computing environments is critical to our future success. Potential end-user customers who have invested substantial resources in their existing data storage and management systems may be reluctant or slow to adopt a new approach, like SANs. Our success in generating net revenue in this developing market will depend on, among other things, our ability to:

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

     Continued or increased competition could result in pricing pressures, reduced sales, reduced margins, reduced profits, reduced market share or the failure of our products to achieve or maintain market acceptance. Some of our competitors and potential competitors have longer operating histories, greater name recognition, access to larger customer bases, more established distribution channels or substantially greater resources than we have. Notably, Brocade Communications Systems, Inc. recently introduced a 2 Gb transmission speed 16-port and 120-port switch to the market place.

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

     As part of our strategy, we expect to review opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities. We may buy businesses, products or technologies in the future. In the event of any future purchases, we could:

•	issue stock that would dilute our current stockholders’ percentage ownership;

•	use cash, which may result in a reduction of our liquidity;

•	incur debt; or

•	assume liabilities.

These purchases also involve numerous risks, including:

•	problems combining the purchased operations, technologies, personnel or products;

•	unanticipated costs;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of key employees of acquired organizations.

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

     We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality and/or license agreements with our employees, consultants and corporate partners. Despite our efforts to protect our proprietary rights, unauthorized parties may copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult and the steps we have taken, and those we may take in the future, may not prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Please see “Part II-Item 1, Legal Proceedings” in this Form 10-Q for a recent patent infringement lawsuit we are pursuing.

     We may be a party to intellectual property litigation in the future, either to protect our intellectual property or as a result of alleged infringements of others’ intellectual property. These claims and any resulting litigation, if successful, could subject us to significant liability for damages or could cause our proprietary rights to be invalidated. Litigation, regardless of the merits of the claim or outcome, would likely be time consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation could also force us to do one or more of the following:

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

     In March 1999, we, as an EMC subsidiary, granted IBM a license to all of our patents under a cross license agreement between IBM and EMC. Under the terms of that agreement, effective upon EMC’s February 7, 2001 distribution of our Class A common stock indirectly held by it to its stockholders, the sublicense we previously held to those IBM patents terminated. We believe that the termination of the sublicense does not materially affect our business. We are not aware of any issued or pending IBM patents that are infringed by our products, but if IBM were to allege any such infringement, we may have difficulty negotiating a settlement. If we were unable to negotiate a settlement with IBM, our ability to produce an infringing product could be affected, which could materially and adversely affect our business.

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

     Provisions of our certificate of incorporation, by-laws and rights agreement may discourage, delay or prevent a merger, acquisition or other business combination that a stockholder may consider favorable. These provisions include:

•	authorizing the issuance of preferred stock without stockholder approval;

•	providing for a classified board of directors with staggered three year terms;

•	limiting the persons who may call special meetings of stockholders;

•	requiring super-majority voting for stockholder action by written consent;

•	establishing advance notice requirements for nominations for election to the board of directors and for proposing other matters that can be acted on by stockholders at stockholder meetings;

•	prohibiting cumulative voting for the election of directors;

•	requiring super-majority voting to effect certain amendments to our certificate of incorporation and by-laws; and

•	requiring parties to request board approval prior to acquiring 15% or more of the voting power of the common stock to avoid economic and voting dilution of their stock holdings.

     We are incorporated in Delaware and certain provisions of Delaware law may also discourage, delay, or prevent someone from acquiring or merging with us, which may cause the market price of our common stock to decline.

Risks Relating to Deferred Tax Assets.

     At June 30, 2002, we have deferred tax assets of $33 million, which we believe, after considering relevant positive and negative evidence, will, more likely than not, be realized through future profitable operations. However, it is possible that if additional operating losses are incurred, we may need to provide a valuation allowance on our deferred tax assets. To the extent we establish a valuation allowance, we must include an expense within the tax provision in the income statements which could materially impact our financial position and results of operations.

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

Defending Lawsuits

     Several securities class action lawsuits have been filed against us. For more information about this litigation, please see “Part II, Item 1 — Legal Proceedings” in this Form 10-Q.

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

     In October 1997, in connection with the reorganization of our business, we entered into certain agreements with EMC relating to our business relationship with EMC after the 1997 reorganization. In addition, we have entered into agreements with EMC relating to our relationship with EMC after the completion of our initial public offering in August 2000 and the distribution by EMC of our Class A common stock in February 2001. We have also entered into an OEM Purchase and License Agreement with EMC that governs EMC’s purchases of our products and grants EMC rights to use, support and distribute software for use in connection with these products. The agreement does not provide for the purchase of a guaranteed minimum amount of product. These agreements were negotiated and made in the context of our prior parent-subsidiary relationship. As a result, some of these agreements may have terms and conditions, in the case of the OEM agreement, including the terms of pricing, that are less beneficial to us than agreements negotiated with unaffiliated third parties. Sales and services revenue from EMC represented approximately 50% of our revenue, excluding ESCON service revenue, for the three months ended June 30, 2002. In addition, in some instances, our ability to terminate these agreements is limited, which may prevent us from being able to negotiate more favorable terms with EMC or from entering into similar agreements with third parties.

We depend heavily on EMC as our key OEM customer. If our relationship with EMC adversely changes, our revenue will be significantly reduced.

     For the three months ended June 30, 2002, our revenues from EMC represented approximately 50% of our total revenue, excluding ESCON service revenue. In addition, during the same period, revenue under our service agreement with EMC, pursuant to which we manufacture and supply ESCON switching devices for IBM, represented approximately 2% of our total revenue. EMC has recently agreed to resell products offered by two of our competitors, and nothing restricts EMC from expanding those relationships in a manner that could be adverse to us.

     If our business relationship with EMC ends or significantly changes, resulting in reduced sales to EMC, our revenue will be significantly reduced.

Provisions of our agreements with EMC relating to our relationship with EMC after the distribution by EMC of our Class A common stock to EMC’s stockholders may affect the operation of our business, limit our ability to finance our operations or prevent a change in control of our company.

     Under the terms of the Tax Sharing Agreement between EMC and us, until 27 months after the February 2001 distribution by EMC of our Class A common stock to EMC’s stockholders, we may not, without the consent of EMC or the receipt by EMC of a private letter ruling from the Internal Revenue Service that the tax treatment of the distribution will not be adversely affected;

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

     Under the terms of the Master Confidential Disclosure and License Agreement between EMC and us, EMC has granted us a license under then existing EMC patents. If we are acquired, our acquirer will retain this license as long as our acquirer grants to EMC a license under all of the acquirer’s patents for all products licensed under the agreement under the same terms as the license we have granted to EMC under the agreement. The potential loss of the license from EMC after an acquisition of us by a third party may make an acquisition of us by a third party unlikely.

We may be obligated to indemnify EMC if the distribution is not tax free.

     The Tax Sharing Agreement that we have entered into with EMC obligates us to indemnify EMC for taxes relating to the failure of EMC’s distribution to EMC’s stockholders of our Class A common stock that it indirectly held to be tax free if that failure results from, among other things:

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

Interest Rate Risk

     We earn interest income on both our cash and cash equivalents and our investment portfolio. Our investment portfolio consists of readily marketable investment-grade debt securities of various issuers and maturities ranging from overnight to three years. All investments are denominated in U.S. dollars and are classified as “available for sale.” These instruments are not leveraged, and are not held for trading purposes. As interest rates change, the amount of realized and unrealized gain or loss on these securities will change. The quantitative and qualitative disclosures about market risk are discussed in Item 7 — Quantitative and Qualitative Disclosure About Market Risk, contained in our Form 10-K.

Foreign Currency Exchange Risk

     We operate sales and support offices in several countries. Substantially all of our sales contracts have been denominated in U.S. dollars, therefore our transactions in foreign currencies are limited to operating expense transactions. Due to the limited nature and amount of these transactions, we do not believe we have had or will have material exposure to foreign currency exchange risk.

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

PART II — OTHER INFORMATION

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

Class Action Laddering Lawsuits

     The Company, two current officers, and a former officer have been named as defendants in purported securities class-action lawsuits filed in the United States District Court, Southern District of New York. The first of these lawsuits, filed on July 20, 2001, is captioned Gutner v. McDATA Corporation, Credit Suisse First Boston, Merrill Lynch, Pierce Fenner & Smith Incorporated, Bear, Stearns & Co., Inc., FleetBoston Robertson Stephens et al., No. 01 CIV. 6627. Three other similar suits have been filed against the Company. The complaints are substantially identical to numerous other complaints filed against other companies that went public over the last several years. These lawsuits generally allege, among other things, that the registration statements and prospectus filed with the SEC by such companies were materially false and misleading because they failed to disclose (a) that certain underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of shares in connection with the initial public offerings (“IPOs”) and (b) that certain of the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate IPO shares in exchange for which the customers agreed to purchase additional company shares in the aftermarket at pre-determined prices. The complaints relating to the Company allege claims against the Company, two of the Company’s current officers, a former officer of the Company and Credit Suisse First Boston, the lead underwriter of the Company’s August 9, 2000 initial public offering, under Sections 11 and 15 of the Securities Act of 1933, as amended. The complaints also allege claims solely against Credit Suisse First Boston and the other underwriter defendants under Section 12(a)(2) of the Securities Act of 1933, as amended, and claims against the individual defendants under Section 10(b) of the Securities Exchange Act of 1934, as amended. We believe that the lawsuits are without legal merit and intend to defend them vigorously.

Patent Infringement Lawsuit

     On February 14, 2002, we filed a patent infringement lawsuit against Brocade Communications Systems, Inc. (“Brocade”) in the United States District Court for the District of Colorado (Case No. 02-K-0303) alleging that Brocade’s Frame Filtering feature in their switch products infringed our U.S. Patent No. 6,233,235 “Method and apparatus for measuring traffic within a switch.” On March 5, 2002, we filed for a preliminary injunction against Brocade to immediately stop infringing the patent after they announced another product containing their Frame Filtering feature.

     On April 8, 2002, Brocade filed an answer to the motion for preliminary injunction generally alleging that Brocade has not infringed and is not infringing the patent. Brocade alleged various counterclaims in its answer including a claim that the patent is invalid and unenforceable, and that the Company misappropriated trade secret information from them under prior agreements and that a 1999 OEM agreement contained a covenant not to sue. We strongly believe that Brocade’s counterclaims are factually incorrect and without any merit. We intend to vigorously defend against such counterclaims and to pursue the preliminary injunction and patent infringement lawsuit against Brocade. The hearing for the preliminary injunction occurred during the week of July 15, 2002, however, the court has not yet rendered a decision.

ITEM 2. Changes in Securities and Use of Proceeds

     None

ITEM 3. Defaults Upon Senior Securities

     None

ITEM 4. Submission of Matters to A Vote of Security Holders

     The annual meeting of the Company’s stockholders was held on August 1, 2002. At that meeting, three proposals were submitted to a vote of the Company’s stockholders. Proposal 1 was a proposal to elect two directors, D. Van Skilling and Thomas M. Uhlman, to serve until the 2005 Annual Meeting of Stockholders. Proposal 2 was a proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2002. Proposal 3 was a proposal to approve an Employee Stock Purchase Plan. For further information regarding the annual meeting, please see the Company’s Proxy Statement on Schedule 14A filed on June 10, 2002.

	Number of Votes

			Abstain/
Proposal	For	Against	Withhold

Proposal 1 - Election of director: D. Van Skilling	73,807,050	—	623,915
Proposal 1 - Election of director: Thomas M. Uhlman	74,126,430	—	304,536
Proposal 2 - Ratification of PricewaterhouseCoopers LLP appointment	72,802,985	1,554,338	73,644
Proposal 3 - Approval of Employee Stock Purchase Plan	73,429,529	853,705	147,731

     Consequently, all proposals were passed by stockholders.

ITEM 5. Other Information

     None

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits filed for the Company through the filing of this Form 10-Q.

(3.1)	Amended and Restated Certificate of Incorporation of the Company

(3.2)	Amended and Restated By-laws of the Company

(4.1)	Form of Company’s Class B Common Stock Certificates

(4.1.1)	Form of Company’s Class A Common Stock Certificates

(4.2)	Investors’ Rights Agreement dated as of October 1, 1997 by and among the Company, EMC Corporation, McDATA Holdings Corporation and Certain Investors

(4.3)	Amendment No. 1 to the Investors’ Rights Agreement dated May 23, 2000 by and among the Company, McDATA Holdings Corporation and certain Investors

(4.4)	Rights Agreement dated as of May 18, 2001, by and between the Company and the Bank of New York, as rights agent (Filed in Form 8-K dated May 21, 2001)

(10.1)	Asset Transfer Agreement dated as of October 1, 1997 by and among the Company, EMC Corporation, and McDATA Holdings Corporation

(10.2)	Investors’ Rights Agreement dated as of October 1, 1997 by and among the Company, EMC Corporation, McDATA Holdings Corporation and certain Investors

(10.3)	Amendment No. 1 to the Investors’ Rights Agreement dated May 23, 2000 by and among the Company, McDATA Holdings Corporation and certain Investors

(10.3.1)	Termination of Investors’ Rights Agreement, dated as of January 24, 2001, by and among the Company, McDATA Holdings Corporation and Certain Investors (Filed in Form 10-K for the fiscal year ended 2000)

(10.4)	Services Agreement dated as of October 1, 1997 by and among EMC Corporation, McDATA Holdings Corporation and the Company

(10.5)	Letter Agreement dated April 19, 1999 by and between the Company and McDATA Holdings Corporation

(10.6)	Technology Rights Agreement dated as of October 1, 1997 by and among the Company, EMC Corporation and McDATA Holdings Corporation

(10.7)	Amended and Restated Tax Sharing Agreement dated as of May 31, 2000 by and among EMC Corporation, McDATA Holdings Corporation and the Company

(10.8)	Form of Master Transaction Agreement entered into by and among the Company and EMC Corporation dated May 31, 2000

(10.9)	Form of Indemnification and Insurance Matters Agreement entered into by and among the Company and EMC Corporation dated May 31, 2000

(10.10)	Master Confidential Disclosure and License Agreement dated as of May 31, 2000 by and among the Company and EMC Corporation

(10.11)+	Reseller Agreement dated as of February 22, 2000 by and between International Business Machines Corporation and the Company

(10.12)	Amendment Number One to the Resale Agreement dated June 30, 2000 by and between International Business Machines Corporation and the Company

(10.13)+	OEM Purchase and License Agreement dated as of May 19, 2000 by and between EMC Corporation and the Company

(10.13.1)+	Amendment to OEM Purchase and License Agreement dated as of June 21, 2001, by and between EMC Corporation and the Company

(10.14)+	Development Agreement dated as of May 19, 2000 by and between EMC Corporation and the Company

(10.15)+	Manufacturing Agreement dated as of June 17, 1992 by and between SCI Systems, Inc. and the Company

(10.15.1)+	Manufacturing and Purchasing Agreement dated as of December 14, 2001 by and between SCI Systems, Inc. and the Company (Filed on Form 8-K dated February 25, 2002)

(10.16)+	OEM and License Agreement dated as of April 27, 1999 by and between Brocade Communication Systems, Inc. and the Company

(10.17)	Lease dated September 12, 1997 by and between the Company and WHLNF Real Estate Limited Partnership

(10.18)	Lease dated November 2, 1999 by and between the Company and the Mills Family LLC

(10.19)	Lease dated May 28, 1997 by and between the Company and 1211486 Ontario Limited

(10.19.1)	Lease dated October 6, 2000, by and between the Company and Amber Drive I, LLC (Filed in Form 10-Q for the fiscal quarter ended September 30, 2000)

(10.19.2)	Lease dated February 9, 2001 by and between the Company and Deutsche Bank (Filed in Form 10-K for the fiscal year ended 2000)

(10.19.3)	Participation Agreement dated February 9, 2001 by and between the Company and Deutsche Bank (Filed in Form 10-K for the fiscal year ended 2000)

(10.19.4)	Second Amendment to Participation Agreement dated November 9, 2001 by and between the Company and Deutsche Bank (Filed in Form 10-Q for the fiscal quarter ended September 30, 2001)

(10.19.5)	Third Amendment to Participation Agreement dated January 24, 2002 by and between the Company and Deutsche Bank (Filed on Form 8-K dated February 25, 2002)

(10.20)*	Form of Severance Agreement

(10.21)*	1997 Stock Option Plan

(10.21.1)*	2001 McDATA Equity Incentive Plan (Filed in Form 10-Q for the fiscal quarter ended September 30, 2001)

10.21.2*	Employee Stock Purchase Plan

(10.22)*	Form of Stock Option Agreement for 1997 Stock Option Plan

(10.23)*	Description of the Company’s Management Bonus Program

(10.24)	Asset Purchase Agreement dated August 3, 2001 by and among the Company, SANavigator, Inc., Western Digital Corporation and Connex Inc.

( ) Exhibits previously filed in the Company’s Registration Statement on Form S-1, SEC File No. 333-38106, declared effective on August 8, 2000 or filed in the Company’s periodic filings as specifically noted.

+ Portions of these Exhibits have been omitted and filed separately with the Securities and Exchange Commission pursuant to an order for confidential treatment.

*Executive compensation plans and arrangements.

(b)	Reports on Form 8-K filed during the second quarter of 2002 and through the filing of this Form 10-Q:

(1) We filed a Current Report on Form 8-K dated May 13, 2002 to report that John A. Kelley, Jr., McDATA’s president and COO, entered into a Rule 10b5-1 Stock Purchase Plan with Deutsche Bank Alex Brown to purchase a total of $100,000 of McDATA Class B Common Stock.

(2) We filed a Current Report on Form 8-K dated June 11, 2002 to report the election of John A. Kelley, Jr. as President and Chief Executive Officer with John McDonnell remaining as Chairman of the Board of Directors effective as of August 1, 2002.

(3) We filed a Current Report on Form 8-K dated July 19, 2002 to report that John McDonnell and his wife, Patricia McDonnell had entered into Rule 10b5-1 Stock Selling Plans with Charles Schwab & Co., Inc. to each sell a total of 230,000 shares of McDATA Class B Common Stock through January 2003. These sales are subject to a $10 limit price. Mr. and Mrs. McDonnell also intend to gift 10,000 shares of Class B Common Stock each per month to the McDonnell Family Foundation.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McDATA CORPORATION

By: /s/ Ernest J. Sampias

August 14, 2002	Ernest J. Sampias Chief Financial Officer and Senior Vice President of Finance and Administration

INDEX TO EXHIBITS

(3.1)	Amended and Restated Certificate of Incorporation of the Company

(3.2)	Amended and Restated By-laws of the Company

(4.1)	Form of Company’s Class B Common Stock Certificates

(4.1.1)	Form of Company’s Class A Common Stock Certificates

(4.2)	Investors’ Rights Agreement dated as of October 1, 1997 by and among the Company, EMC Corporation, McDATA Holdings Corporation and Certain Investors

(4.3)	Amendment No. 1 to the Investors’ Rights Agreement dated May 23, 2000 by and among the Company, McDATA Holdings Corporation and certain Investors
(4.4)	Rights Agreement dated as of May 18, 2001, by and between the Company and the Bank of New York, as rights agent (Filed in Form 8-K dated May 21, 2001)

(10.1)	Asset Transfer Agreement dated as of October 1, 1997 by and among the Company, EMC Corporation, and McDATA Holdings Corporation

(10.2)	Investors’ Rights Agreement dated as of October 1, 1997 by and among the Company, EMC Corporation, McDATA Holdings Corporation and certain Investors

(10.3)	Amendment No. 1 to the Investors’ Rights Agreement dated May 23, 2000 by and among the Company, McDATA Holdings Corporation and certain Investors

(10.3.1)	Termination of Investors’ Rights Agreement, dated as of January 24, 2001, by and among the Company, McDATA Holdings Corporation and Certain Investors (Filed in Form 10-K for the fiscal year ended 2000)

(10.4)	Services Agreement dated as of October 1, 1997 by and among EMC Corporation, McDATA Holdings Corporation and the Company

(10.5)	Letter Agreement dated April 19, 1999 by and between the Company and McDATA Holdings Corporation

(10.6)	Technology Rights Agreement dated as of October 1, 1997 by and among the Company, EMC Corporation and McDATA Holdings Corporation

(10.7)	Amended and Restated Tax Sharing Agreement dated as of May 31, 2000 by and among EMC Corporation, McDATA Holdings Corporation and the Company

(10.8)	Form of Master Transaction Agreement entered into by and among the Company and EMC Corporation dated May 31, 2000

(10.9)	Form of Indemnification and Insurance Matters Agreement entered into by and among the Company and EMC Corporation dated May 31, 2000

(10.10)	Master Confidential Disclosure and License Agreement dated as of May 31, 2000 by and among the Company and EMC Corporation

(10.11)+	Reseller Agreement dated as of February 22, 2000 by and between International Business Machines Corporation and the Company

(10.12)	Amendment Number One to the Resale Agreement dated June 30, 2000 by and between International Business Machines Corporation and the Company

(10.13)+	OEM Purchase and License Agreement dated as of May 19, 2000 by and between EMC Corporation and the Company

(10.13.1)+	Amendment to OEM Purchase and License Agreement dated as of June 21, 2001, by and between EMC Corporation and the Company

(10.14)+	Development Agreement dated as of May 19, 2000 by and between EMC Corporation and the Company

(10.15)+	Manufacturing Agreement dated as of June 17, 1992 by and between SCI Systems, Inc. and the Company

(10.15.1)+	Manufacturing and Purchasing Agreement dated as of December 14, 2001 by and between SCI Systems, Inc. and the Company (Filed on Form 8-K dated February 25, 2002)

(10.16)+	OEM and License Agreement dated as of April 27, 1999 by and between Brocade Communication Systems, Inc. and the Company

(10.17)	Lease dated September 12, 1997 by and between the Company and WHLNF Real Estate Limited Partnership

(10.18)	Lease dated November 2, 1999 by and between the Company and the Mills Family LLC

(10.19)	Lease dated May 28, 1997 by and between the Company and 1211486 Ontario Limited

(10.19.1)	Lease dated October 6, 2000, by and between the Company and Amber Drive I, LLC (Filed in Form 10-Q for the fiscal quarter ended September 30, 2000)

(10.19.2)	Lease dated February 9, 2001 by and between the Company and Deutsche Bank (Filed in Form 10-K for the fiscal year ended 2000)

(10.19.3)	Participation Agreement dated February 9, 2001 by and between the Company and Deutsche Bank (Filed in Form 10-K for the fiscal year ended 2000)

(10.19.4)	Second Amendment to Participation Agreement dated November 9, 2001 by and between the Company and Deutsche Bank (Filed in Form 10-Q for the fiscal quarter ended September 30, 2001)

(10.19.5)	Third Amendment to Participation Agreement dated January 24, 2002 by and between the Company and Deutsche Bank (Filed on Form 8-K dated February 25, 2002)

(10.20)*	Form of Severance Agreement

(10.21)*	1997 Stock Option Plan

(10.21.1)*	2001 McDATA Equity Incentive Plan (Filed in Form 10-Q for the fiscal quarter ended September 30, 2001)

10.21.2*	Employee Stock Purchase Plan

(10.22)*	Form of Stock Option Agreement for 1997 Stock Option Plan

(10.23)*	Description of the Company’s Management Bonus Program

(10.24)	Asset Purchase Agreement dated August 3, 2001 by and among the Company, SANavigator, Inc., Western Digital Corporation and Connex Inc.

( ) Exhibits previously filed in the Company’s Registration Statement on Form S-1, SEC File No. 333-38106, declared effective on August 8, 2000 or filed in the Company’s periodic filings as specifically noted.

+ Portions of these Exhibits have been omitted and filed separately with the Securities and Exchange Commission pursuant to an order for confidential treatment.

*Executive compensation plans and arrangements.