Form 10-Q
period 2002-09-30
MCDATA CORP
filed 2002-10-31
CIK 731502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]      No [   ]

At October 28, 2002, 81,000,000 shares of the registrant’s Class A Common Stock were outstanding and 32,728,774 shares of the registrant’s Class B Common Stock were outstanding.

McDATA CORPORATION

FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2002

Item		Page

	PART 1 -- FINANCIAL INFORMATION
1	Financial Statements
	Consolidated Balance Sheets --
	September 30, 2002 (unaudited) and December 31, 2001	1
	Consolidated Income Statements --
	Three and Nine months ended September 30, 2002 (unaudited) and
	September 30, 2001 (unaudited)	2
	Consolidated Statements of Cash Flows --
	Nine months ended September 30, 2002 (unaudited) and
	September 30, 2001 (unaudited)	3
	Notes to Consolidated Financial Statements (unaudited)	4
2	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	10
3	Quantitative and Qualitative Disclosures About Market Risks	25
4	Controls and Procedures	26
	PART II -- OTHER INFORMATION
1	Legal Proceedings	26
2	Changes in Securities and Use of Proceeds	27
3	Defaults Upon Senior Securities	27
4	Submission of Matters to A Vote of Security Holders	27
5	Other Information	28
6	Exhibits and Reports on Form 8-K	28

Special Note Regarding Forward-Looking Statements

     Some of the information presented in this Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Although McDATA Corporation (“McDATA” or the “Company”, which may also be referred to as “we,” “us” or “our”) believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its businesses and operations, there can be no assurance that actual results will not differ materially from our expectations. Factors that could cause actual results to differ materially from expectations include:

•	changes in our relationship with EMC Corporation, or EMC, and International Business Machines Corporation, or IBM, and the level of their orders;

•	our ability to successfully ramp sales of SANavigator software;

•	the impact of the continued general economic slowdown on purchasing decisions by customers and capital spending;

•	our ability to complete the manufacturing review plan and the successful implementation of an “outsourcing-focused” manufacturing model;

•	additional manufacturing and component costs and production delays that we may continue to experience as we continue the transition to new products and multiple product lines;

•	a loss of any of our key customers (and our OEMs’ key customers), distributors, resellers or our manufacturers;

•	our ability to expand our product offerings and any transition to new products (including even higher port density products and multi-protocol products);

•	the impact and uncertainty of typically having most of our sales volume occur in the last month, and a significant amount in the last two weeks and even days, of each fiscal quarter;

•	any change in business conditions, our sales strategy or product development plans;

•	competition in the storage area network (SAN) and director, software and switch markets (including competitive pricing pressures by current competitors and possible new entrants from the IP and multi-protocol switch industry);

•	continued market acceptance of our products, name recognition of our products and changes in customer buying patterns;

•	delays and changes in the development of new products and new technology and component quality and availability;

•	any industry or technology changes that cause obsolescence of our products or components of those products; and

•	one-time events and other important risks and factors disclosed previously and from time to time in our filings with the U.S. Securities and Exchange Commission, including the risk factors discussed in this Quarterly Report.

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

PART I — FINANCIAL INFORMATION

McDATA CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2002	2001

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$69,259	$69,285
Short-term investments	147,576	146,867
Accounts receivable, net of allowance for bad debts of $1,282 and $782, respectively	45,852	43,805
Inventories, net	11,223	24,845
Deferred tax assets	28,144	21,953
Prepaid expenses and other current assets	5,940	9,795

Total current assets	307,994	316,550

Property and equipment, net	102,845	40,838
Long-term investments	78,543	94,849
Restricted investments	—	36,199
Other assets, net	39,275	25,517

Total assets	$528,657	$513,953

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,745	$11,544
Accrued liabilities	30,813	22,441
Deferred revenue	15,078	7,454
Obligations under capital leases	1,865	1,934

Total current liabilities	64,501	43,373

Obligations under capital leases	1,865	789

Total liabilities	66,366	44,162

Commitments and Contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, Class A, $0.01 par value, 250,000,000 shares authorized, 81,000,000 shares issued and outstanding	810	810
Common stock, Class B, $0.01 par value, 200,000,000 shares authorized, 32,673,863 and 31,562,223 shares issued and outstanding at September 30, 2002 (unaudited) and December 31, 2001, respectively	327	316
Additional paid-in-capital	473,545	468,133
Deferred compensation	(9,248)	(14,770)
Accumulated other comprehensive income	661	520
Retained earnings (accumulated deficit)	(3,804)	14,782

Total stockholders’ equity	462,291	469,791

Total liabilities and stockholders’ equity	$528,657	$513,953

The accompanying notes are an integral part of these consolidated financial statements.

McDATA CORPORATION

CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenue	$80,941	$86,600	$222,738	$250,924
Cost of revenue	38,361	63,787	131,176	156,552

Gross profit	42,580	22,813	91,562	94,372

Operating expenses:
Research and development	15,631	13,411	43,475	34,863
Selling and marketing	17,798	18,554	54,466	47,871
General and administrative	6,960	4,683	22,260	13,149
Acquired in-process research & development and other acquisition-related costs	—	9,291	—	9,291
Amortization of deferred compensation (excludes amortization of deferred compensation included in cost of revenue of $137, $274, $455 and $1,266, respectively)	2,217	1,729	6,501	5,111

Operating expenses	42,606	47,668	126,702	110,285

Loss from operations	(26)	(24,855)	(35,140)	(15,913)

Interest and other income	1,851	3,394	5,859	11,954
Interest expense	(89)	(98)	(220)	(278)

Income (loss) before income taxes	1,736	(21,559)	(29,501)	(4,237)
Income tax benefit	(607)	(7,977)	(10,915)	(1,568)

Net income (loss)	$2,343	$(13,582)	$(18,586)	$(2,669)

Basic net income (loss) per share	$0.02	$(0.12)	$(0.16)	$(0.02)

Shares used in computing basic net income (loss) per share	113,280	111,658	113,026	111,226

Diluted net income (loss) per share	$0.02	$(0.12)	$(0.16)	$(0.02)

Shares used in computing diluted net income (loss) per share	116,295	111,658	113,026	111,226

The accompanying notes are an integral part of these consolidated financial statements.

McDATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months Ended September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(18,586)	$(2,669)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	17,828	11,978
Loss from write-off of collateralized lease costs	1,256	—
(Gain)loss on trade-in of fixed assets	599	(340)
Net realized loss on investments	720	—
Inventory and inventory commitment provisions	14,722	12,732
Acquired in-process research and development	—	7,200
Deferred income taxes	(15,129)	(9,921)
Non-cash compensation expense	6,956	6,377
Tax benefit from stock options exercised	2,116	3,884
Changes in net assets and liabilities:
Accounts receivable	(2,047)	(373)
Inventories	1,092	(29,895)
Prepaid expenses and other current assets	3,855	(2,674)
Other assets, net	(7,567)	(771)
Accounts payable	5,201	(5,337)
Accrued liabilities	975	2,890
Accrued income taxes	—	(8,340)
Deferred revenue	7,624	993

Net cash provided (used) by operating activities	19,615	(14,266)

Cash flows from investing activities:
Purchases of property and equipment	(68,640)	(16,393)
Acquisitions	—	(29,750)
Payment of collateralized lease costs	(1,256)	—
Purchases of investments	(389,422)	(516,394)
Maturities of investments	439,927	472,803

Net cash used by investing activities	(19,391)	(89,734)

Cash flows from financing activities:
Payment of obligations under capital leases	(2,126)	(2,366)
Proceeds from the exercise of stock options	1,876	3,658

Net cash provided (used) by financing activities	(250)	1,292

Net decrease in cash and cash equivalents	(26)	(102,708)
Cash and cash equivalents, beginning of period	69,285	174,630

Cash and cash equivalents, end of period	$69,259	$71,922

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Capital lease obligations incurred	$4,634	$1,413

Fixed assets exchanged for capital leases	$(1,501)	—

Acquisition of equipment with payables	—	$2,100

Transfer of inventory to fixed assets	$5,205	$3,676

The accompanying notes are an integral part of these consolidated financial statements.

McDATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — Background and Basis of Presentation

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

     Net income and earnings per share for the three and nine months ended September 30, 2001 adjusted to exclude amortization of goodwill (net of taxes) would not have been materially different than reported. There were no changes to or acquisitions of goodwill during the three and nine months ended September 30, 2002. As of September 30, 2002, goodwill totaled $11.8 million.

     All of the Company’s identifiable acquired intangible assets are subject to amortization. There were no material acquisitions of intangible assets during the three or nine months ended September 30, 2002. At September 30, 2002, the Company has an identifiable intangible asset with a definite life of five years related to acquired developed technology with a gross carrying amount of $10.5 million and accumulated amortization of $2.1 million. Amortization expense for the nine months ended September 30, 2002 and 2001 was $1.6 million and $0, respectively. Amortization expense for the net carrying amount of intangible assets at September 30, 2002 is estimated to be $0.5 million for the remainder of fiscal 2002, $2.1 million per year through 2006, and $1.5 million for fiscal year 2006.

McDATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Note 3 — Recent Accounting Pronouncements

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The new standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

     In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). This statement addresses the accounting for costs associated with an exit activity or with a disposal of long-lived assets. SFAS No. 146 is effective for the Company’s financial statements for the year ending December 31, 2002. The adoption of this statement is not currently anticipated to have a material impact on the Company’s financial position or results of operations.

Note 4 — Net Income (Loss) per Share

     Calculation of net income (loss) per share (in thousands, except per share information):

	Three Months Ended		Nine months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income (loss)	$2,343	$(13,582)	$(18,586)	$(2,669)

Weighted average shares of common stock outstanding used in computing basic net income (loss) per share	113,280	111,658	113,026	111,226
Effect of dilutive stock options	3,015	—	—	—

Weighted average shares of common stock used in computing diluted net income (loss) per share	116,295	111,658	113,026	111,226

Basic net income (loss) per share	$0.02	$(0.12)	$(0.16)	$(0.02)

Diluted net income (loss) per share	$0.02	$(0.12)	$(0.16)	$(0.02)

Options not included in diluted share base because of the exercise prices	6,107	1,912	3,837	1,272

Options and restricted stock not included in diluted share base because of the net loss	—	8,674	7,538	9,314

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

McDATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Note 5 — Restricted Investments (continued)

     During the quarter ended June 30, 2002, the Company completed its termination of the lease agreement initiated in the first quarter of 2002. Restricted investments of $41 million were used to pay down the outstanding obligation and to acquire the property and equipment related to the new office and engineering building. See Note 9 for more information regarding the termination of the lease and liquidation of these restricted assets at June 30, 2002.

Note 6 — Comprehensive Income (Loss)

     Comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended		Nine months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income (loss)	$2,343	$(13,582)	$(18,586)	$(2,669)
Unrealized gain on investments, net of tax	81	365	141	661

Comprehensive income (loss)	$2,424	$(13,217)	$(18,445)	$(2,008)

Note 7 — Inventories

     The components of inventory were as follows (in thousands):

	September 30,	December 31,
	2002	2001

Raw materials	$12,887	$27,206
Work-in-progress	2,369	1,864
Finished goods	7,910	14,740

Total inventories at cost	23,166	43,810
Less reserves	(11,943)	(18,965)

Total inventories, net	$11,223	$24,845

     During the quarter ended March 31, 2002, the Company recorded inventory-related charges of $14.0 million, primarily for excess 1 gigabit (Gb) components used in the Company’s Director-class products. The excess inventory resulted primarily from the unanticipated reduction in 1 Gb Director-class product orders late in March 2002 and the Company’s introduction of 2 Gb products during the second quarter of 2002. During the quarters ended September 30, 2002 and June 30, 2002, $2.5 million and $1.1 million, respectively, of reserves were reversed as the Company experienced higher-than-expected sales of discontinued 1 Gb products and, therefore, realized 100% margins for these product sales.

     During the quarter ended September 30, 2001, the Company recorded a $14.7 million inventory-related charge based upon the completion of a review of operations including an analysis of inventory transferred from discontinued suppliers, a review of obsolescence, end-of-life inventories, on-going inventory commitments and the completion of a physical inventory.

McDATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Note 8 — Stock Plans

     Effective August 1, 2002, the Company’s Board of Directors and Company shareholders approved a non-compensatory Employee Stock Purchase Plan (“the ESPP”). Under the plan, shares of the Company’s Class B common stock may be purchased at generally six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period. At September 30, 2002, 1.2 million shares were reserved for future issuance.

     On August 1, 2002, the Company adopted an Executive Performance Incentive Bonus Plan (“EPIB Plan”). This plan uses cash bonuses and Class B restricted common stock to reward executive participants for the collective achievement of strategic corporate financial goals. 157,500 shares of restricted Class B common stock have been granted to certain executive participants as of September 30, 2002. These shares are subject to a four-year cliff-vesting period. Upon the successful achievement of quarterly financial goals, certain of these restricted stock awards are subject to accelerated vesting over eighteen months. For the quarter ended September 30, 2002, the established third quarter targets were not met and no bonuses or vesting acceleration was recorded. Deferred compensation of $1.7 million and related amortization of $71,000 was recorded at September 30, 2002.

Note 9 — Commitments and Contingencies

     From time to time, the Company is subject to claims arising in the ordinary course of business. In the opinion of management, no such matter, individually or in the aggregate, exists which is expected to have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

Collateralized Lease

     On February 9, 2001 (and amended on May 18, 2001, November 9, 2001 and January 24, 2002), the Company entered into an operating lease and associated agreements with Deutsche Bank AG, New York Branch (“Deutsche Bank”) for the lease of an approximately 167,000 square foot multi-story office and engineering building to be constructed on a 106 acre parcel of land located in Broomfield, Colorado. Construction of the building commenced in the first half of 2001 and was completed in July 2002, at which time lease payments were scheduled to commence. As part of the transaction, the Company guaranteed a residual value of the facility to Deutsche Bank of approximately 89% during the construction period and 85% thereafter of the $60 million total original cost. The Company agreed to restrict up to $63 million of its investment securities as collateral for specified obligations under the lease. During the first quarter of 2002, the Company elected to terminate the lease under the provisions of the agreements. On May 9, 2002, the Company entered into a Termination Agreement with Deutsche Bank and recorded approximately $39 million in construction costs as property and equipment. Additionally, $41 million in restricted assets were used to pay down the balance of the lease obligation and construction costs. A loss of $1.25 million was recorded during the first quarter of 2002 to reflect the write-off of certain lease costs that could not be capitalized. As of September 30, 2002, construction of the new building was substantially complete and occupation of the building by our engineering departments began in July 2002.

Manufacturing and Purchase Commitments

     The Company has contracted with Sanmina SCI Systems, Inc. (“SSCI”) and Solectron Corporation (“Solectron”) (collectively, “Contract Manufacturers”) for the manufacture of printed circuit boards and box build assembly and configuration for specific Fibre Channel directors and switches. The agreements require the Company to submit purchasing forecasts and place orders sixty calendar days in advance of delivery. At September 30, 2002, the Company’s commitment with the Contract Manufacturers for purchases over the next sixty days totaled $32.0 million. The Contract Manufacturers had on hand materials purchased on behalf of McDATA valued at approximately $45.0 million. Finally, the Contract Manufacturers have outstanding purchase commitments related to materials that it had also ordered on McDATA’s behalf.

McDATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Note 9 — Commitments and Contingencies (continued)

     The Company may be liable for materials that the Contract Manufacturers purchase on McDATA’s behalf if the Company’s actual requirements do not meet or exceed its forecasts and those materials cannot be redirected to other uses. At September 30, 2002, the Company had recorded obligations of approximately $10.0 million primarily related to materials purchased by SSCI for certain end-of-life and obsolete material used to manufacture the Company’s 1 Gb products. Management does not expect the remaining commitments under this agreement to have a material adverse effect on the Company’s business, results of operations, financial position or cash flows.

     The Company has various commitments for sales, purchases and employee benefit plans in the ordinary course of business. In the aggregate, such commitments do not differ significantly from current market prices or anticipated usage requirements.

Litigation

     The Company, two current officers, and a former officer have been named as defendants in purported securities class-action lawsuits filed in the United States District Court, Southern District of New York. The first of these lawsuits, filed on July 20, 2001, is captioned Gutner v. McDATA Corporation, Credit Suisse First Boston, Merrill Lynch, Pierce Fenner & Smith Incorporated, Bear, Stearns & Co., Inc., FleetBoston Robertson Stephens et al., No. 01 CIV. 6627. Three other similar suits have been filed against the Company. The complaints are substantially identical to over 300 other complaints filed against other companies that went public over the last several years. These lawsuits generally allege, among other things, that the registration statements and prospectus filed with the SEC by such companies were materially false and misleading because they failed to disclose (a) that certain underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of shares in connection with the initial public offerings (“IPOs”) and (b) that certain of the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate IPO shares in exchange for which the customers agreed to purchase additional company shares in the aftermarket at pre-determined prices. The complaints relating to the Company allege claims against the Company, two of the Company’s current officers, a former officer of the Company and Credit Suisse First Boston, the lead underwriter of the Company’s August 9, 2000 initial public offering, under Sections 11 and 15 of the Securities Act of 1933, as amended. The complaints also allege claims solely against Credit Suisse First Boston and the other underwriter defendants under Section 12(a)(2) of the Securities Act of 1933, as amended, and claims against the individual defendants under Section 10(b) of the Securities Exchange Act of 1934, as amended. We believe that the lawsuits are without legal merit and intend to defend them vigorously.

     In September 2002, plaintiffs’ counsel in the above-mentioned lawsuits offered to individual defendants of many of the public companies being sued the opportunity to enter into a Reservation of Rights and Tolling Agreement that would dismiss without prejudice and without costs all claims against such persons if the company itself had entity coverage insurance. Nothing in the agreement constitutes or should be construed as an admission by either party and both parties reserve their rights. This agreement was signed by Mr. John F. McDonnell, the Company’s Chairman, Mrs. Dee J. Perry, the Company’s former chief financial officer, and Mr. Thomas O. McGimpsey, the Company’s Vice President and General Counsel. It is expected that plaintiffs’ executive committee will sign soon and will dismiss the claims against such individuals, without prejudice to their right to reassert those claims and subject to the agreed tolling of the statute of limitations. This will not affect the claims against the Company or the underwriters.

McDATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Note 9 — Commitments and Contingencies (continued)

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

Results of Operations

     The following table sets forth certain financial data for the periods indicated as a percentage of total revenues.

	Three Months Ended		Nine months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenue	100.0%	100.0%	$100.0%	100.0%
Cost of revenue	47.4	73.7	58.9	62.4

Gross profit	52.6	26.3	41.1	37.6

Operating expenses:
Research and development	19.3	15.5	19.5	13.9
Selling and marketing	22.0	21.4	24.5	19.1
General and administrative	8.6	5.4	10.0	5.2
Acquired in-process research ! development and other acquisition-related costs	—	10.7	—	3.7
Amortization of deferred compensation	2.7	2.0	2.9	2.0

Total operating expenses	52.6	55.0	56.9	43.9

Income (loss) from operations	—	(28.7)	(15.8)	(6.3)
Interest income, net	2.2	3.8	2.5	4.6

Income (loss) before income taxes	2.2	(24.9)	(13.3)	(1.7)
Income tax benefit	(0.7)	(9.2)	(4.9)	(0.6)

Net income (loss)	2.9%	(15.7)%	(8.4)%	(1.1)%

Three Months ended September 30, 2002 and 2001

     Revenue

     Total revenue decreased by approximately 7% to $80.9 million for the quarter ended September 30, 2002 from $86.6 million for the quarter ended September 30, 2001. The primary driver of the revenue decline was the net decline in product revenue, which decreased by approximately 9% to $69.9 million for the quarter ended September 30, 2002 from $76.0 million for the quarter ended September 30, 2001. The decline in product sales primarily reflected reduced host bus adapter (HBA) sales of approximately $5.4 million, resulting from our sale of this product line in the second quarter of 2002 to an independent data storage hardware reseller. The recent economic environment, however, and its slow-down effect on IT storage and infrastructure spending, also resulted in smaller than expected growth or declines in our other product sales. Software and professional services revenue increased by approximately 30% to $8.0 million for the quarter ended September 30, 2002 from $6.1 million for the quarter ended September 30, 2001. Our software products include SANavigator software acquired through a business acquisition in September 2001. Software revenue grew strongly in the third quarter from sales of our SANavigator software. Other revenues for the quarter, including the ESCON service fee, decreased by approximately 32% to $3.1 million for the quarter ended September 30, 2002 from $4.5 million for the quarter ended September 30, 2001. We anticipate that service revenue from EMC under the ESCON service agreement will continue to decrease in future years as end users migrate from ESCON to FICON.

     For the quarter ended September 30, 2002 and 2001, approximately 56% and 68% of our revenues respectively, came from sales to EMC, excluding ESCON service revenues. Additionally, approximately 20% and 14% of our revenues for the quarters ended September 30, 2002 and 2001, respectively came from sales to IBM. Although we anticipate the percentage of EMC-related revenue to decrease as we increase our revenue from other sources, we expect a majority of our revenues in the foreseeable future to continue to be derived from EMC and IBM.

     Gross Profit

     Gross profit increased by approximately 87% to $42.6 million for the quarter ended September 30, 2002 from $22.8 million for the quarter ended September 30, 2001. The gross profit percentage increased to approximately 52.6% at September 30, 2002 from 26.3% at September 30, 2001. In the prior year’s quarter, we recorded a $14.7 million inventory-related charge for end-of-life inventories and the completion of a physical inventory. In the current quarter, the gross margin percentage reflected the reversal of approximately $2.5 million of previous inventory reserves and inventory-related obligations as sales of discontinued 1 Gb products were higher than we had previously estimated resulting in 100% margins for these product sales. Additionally, approximately $0.8 million of benefit was recorded upon the completion of a reconciliation of vendor invoices performed during the quarter. Excluding these items, our gross margin percentages would have been approximately 49% and 43% for the quarters ended September 30, 2002 and 2001, respectively. The increase in the adjusted gross margin percentage in 2002 from 2001 was the result of significant cost increases experienced in the third quarter of 2001, including increased costs of expediting delivery of new product components and higher than expected costs related to our former die-cast chassis supplier. This high cost inventory, which was purchased during the last half of 2001, was fully depleted by the end of the quarter ended June 30, 2002. Additionally, in the third quarter of 2002, we benefited from product and channel mixes that favored higher margin products such as our 2Gb and software products. Improved gross margins in the third quarter of 2002 were also driven by reduced spending for manufacturing as a result of our continued move toward our outsourced-focused manufacturing model.

     Operating Expenses

     Research and Development. Research and development expenses were approximately $15.6 million in the quarter ended September 30, 2002 compared with $13.4 million in the quarter ended September 30, 2001. The approximate $2.2 million or 17% net increase in expenses was primarily attributable to increased staffing levels, and to expenditures for design consulting services, system integration lab (SIL) testing and other materials and services related to the testing of new technology and new products. Offsetting these expenses, were approximately $2.2 million of capitalized software development costs in the third quarter of 2002. Capitalizable software development costs were immaterial for the third quarter of 2001. These capitalized software costs are amortized over the estimated useful life of the underlying products as costs of revenue. Capitalized software development costs have increased with the acquisition of the SANavigator software business and the development of our new director and switch products.

     Selling and Marketing Expenses. Selling and marketing expenses decreased by approximately 4% to $17.8 million for the third quarter of 2002 from $18.6 million for the third quarter of 2001. This decrease was attributable to decreases in our 2002 advertising and marketing expenses from 2001. As the result of our 2000 IPO and spin-off from EMC, which occurred in February 2001, we incurred significant advertising and marketing-related expenses in the third quarter of 2001 related to the planned ramp-up of our direct assist sales organization and brand marketing in support of new products and channel expansion. Offsetting these decreases were increased personnel costs for our increased sales force staffing, as the number of our sales force employees increased to 215 at September 30, 2002 from 196 at September 30, 2001.

     General and Administrative Expenses. General and administrative expenses increased by approximately 49% to $7.0 million for the third quarter of 2002 from $4.7 million for the third quarter of 2001. This increase was due primarily to increases in staffing levels as well as significantly increased legal fees due to the patent infringement lawsuit discussed under Part II, Item 1. Legal Proceedings.

     Acquired In-Process Research and Development and Other Acquisition-related Costs. In connection with our acquisition of SANavigator, Inc. (SANavigator) in September 2001, we incurred non-recurring acquisition costs and integration-related charges. Additionally, a portion of the SANavigator purchase price was allocated to in-process research and development (IPR&D). This IPR&D was expensed at the time of purchase because technological feasibility had not been established and no future alternative use existed. The IPR&D charge totaled $7.2 million for the three months ended September 30, 2001. The other acquisition-related charges recorded during the three months ended September 30, 2001, related primarily to one-time consideration paid for the completion of ongoing employment arrangements with SANavigator employees. There have been no acquisitions of IPR&D during the three months ended September 30, 2002.

     Amortization of Deferred Compensation. We have recorded deferred compensation in connection with certain Class B stock options issued prior to our IPO and restricted Class B stock grants. We are amortizing these amounts on a straight-line basis over the vesting period of the applicable grants, resulting in amortization expense of $2.3 million during the quarter ended September 30, 2002 and $2.0 million during the quarter ended September 30, 2001 (of which approximately $0.1 million and $0.3 million was included in cost of revenue for the three months ended September 30, 2002 and September 30, 2001, respectively).

     Interest and Other Income, net. Interest and other income consisted primarily of interest earnings on our cash, cash equivalents and various investment holdings. Interest and other income decreased by approximately 45% to $1.9 million for the quarter ended September 30, 2002 from $3.3 million for the quarter ended September 30, 2001. The decrease in interest income was due primarily to a decrease in our investment balances between the periods and to declining interest rates realized during 2001 and 2002. The average return on investment during the period ended September 30, 2002 was 2.5% versus 4.5% in the period ended September 30, 2001. If interest rates or overall investment balances continue to decrease, interest income may decrease in future periods.

     Provision for Income Taxes. In the third quarter ended September 30, 2002, we identified and recorded a $1.2 million tax benefit generated from our 2001 Research and Development Tax Credit. Excluding this income tax benefit, the effective tax rate was 33% and 37% for the quarters ended September, 30, 2002 and 2001, respectively. The effective tax rate decreased primarily due to a lower percentage of our investments held in tax-exempt instruments. If we continue to liquidate our tax-exempt investments, we may pay more taxes on our investment earnings.

Nine months ended September 30, 2002 and 2001

     Revenue

     Total revenue decreased by approximately 11% to $222.7 million for the nine months ended September 30, 2002 from $250.9 million for the nine months ended September 30, 2001. The primary drivers of the revenue decline include the recent economic environment and its slow-down effect on IT storage and infrastructure spending, in particular in the high-end Director market. Additionally, the transition from 1 Gb to 2 Gb products and aggressive marketing activities of our competitors, such as the free placement of products and the increased use of evaluation units, negatively impacted first quarter revenue. In the second quarter of 2002, however, we successfully launched our 2 Gb products and experienced higher than expected demand, particularly in our director product space. This successful product launch was confirmed in the third quarter as revenues from our director products surpassed revenue levels experienced in the third quarter of 2001. Finally, the sale of our HBA product line in the second quarter of 2002 reduced our revenue related to other products by approximately $10.0 million. These primary drivers are reflected in the net decrease in product revenue, which decreased by approximately 14% to $192 million for the nine months ended September 30, 2002 from $223.3 million for the nine months ended September 30, 2001. Software and professional services revenue increased by approximately 40% to $20.4 million for the nine months ended September 30, 2002 from $14.6 million for the nine months ended September 30, 2001. We continue to experience revenue growth from the sale of all our software products, in particular our SANavigator product that was acquired as part of a business acquisition completed in late September 2001. Other revenues for the nine month period, including the ESCON service fee, decreased by approximately 22% to $10.2 million for the nine months ended September 30, 2002 from $13.0 million for the nine months ended September 30, 2001. We anticipate that service revenue from EMC under the ESCON service agreement will continue to decrease in future years.

     Gross Profit

     Gross profit decreased approximately 3% to $91.6 million for the nine months ended September 30, 2002 from $94.4 million for the nine months ended September 30, 2001. The gross profit percentage increased to 41% at September 30, 2002 from 38% at September 30, 2001. In the prior year, we recorded a $14.7 million inventory-related charge for end-of-life inventories and the completion of a physical inventory. In the current year, we have recorded net inventory-related charges of $10.4 million for the anticipated reduction of 1 Gb products resulting from the introduction of our 2 Gb products in June 2002. Additionally, approximately $0.8 million of benefit was recorded upon the completion of a reconciliation of vendor invoices performed during the third quarter. Excluding these items, our gross margin percentages would have been 45% and 44% for the nine months ended September 30, 2002 and 2001, respectively. The slight increase in the adjusted gross margin percentage in 2002 from 2001 was the result of significant cost increases experienced in the last half of 2001, including increased costs of expediting delivery of new product components and higher than expected costs related to our former die-cast chassis supplier. As anticipated, this high cost inventory, which was purchased during the last half of 2001, was fully depleted by the end of the quarter ended June 30, 2002. The sale of this higher-cost inventory in 2002 and 2001 mitigated the benefits from second and third-quarter product and channel mixes that favored higher margin products such as our 2Gb and software products. Improved gross margins in the nine months ended September 30, 2002 were also driven by reduced spending for manufacturing as a result of our continued move toward our outsourced-focused manufacturing model.

     Operating Expenses

     Research and Development. Research and development expenses were $43.5 million in the nine months ended September 30, 2002 compared with $34.9 million in the nine months ended September 30, 2001. The approximate $8.6 million or 25% increase in expenses was primarily attributable to increased staffing levels, and to expenditures for design consulting services, SIL testing and other materials and services related to the design and development of new technology and new products. Offsetting these expenses, were approximately $6.8 million of capitalized software development costs during the nine months ended September 30, 2002. Capitalizable software development costs were immaterial for the nine months ended September 30, 2001. These capitalized software costs are amortized over the estimated useful life of the underlying products as costs of revenue. Capitalized software development costs have increased with the acquisition of the SANavigator software business and the development of our new director and switch products.

     Selling and Marketing Expenses. Selling and marketing expenses increased by approximately 14% to $54.5 million for the first nine months of 2002 from $47.9 million for the first nine months of 2001. This net increase was primarily attributable to our increased sales force staffing, as the number of our sales force employees increased to 215 at September 30, 2002 from 196 at September 30, 2001. Offsetting these personnel related cost increases were decreases in our advertising and marketing expenses. For the nine months ended September 30, 2001, we incurred significant advertising and marketing-related expenses as the result of our 2000 IPO and spin-off from EMC, which occurred in February 2001. These activities included our brand-recognition efforts, roll-out of our direct assist sales organization and brand marketing in support of new products and channel expansion.

     General and Administrative Expenses. General and administrative expenses increased by approximately 69% to $22.3 million for the first nine months of 2002 from $13.1 million for the first nine months of 2001. This increase was due primarily to increased staffing levels, higher facilities costs, a $1.25 million charge related to the termination of the collateralized lease, and increased legal fees due to the patent infringement lawsuit.

     Acquired In-Process Research and Development and Other Acquisition-related Costs. In connection with our acquisition of SANavigator in September 2001, we incurred non-recurring acquisition costs and integration-related charges. Additionally, a portion of the SANavigator purchase price was allocated to in-process research and development (IPR&D). This IPR&D was expensed at the time of purchase because technological feasibility had not been established and no future alternative use existed. The IPR&D charge totaled $7.2 million for the nine months ended September 30, 2001. There were no corresponding charges for the nine months ended September 30, 2002. The other acquisition-related charges recorded during the nine months ended September 30, 2001, related primarily to one-time consideration paid for the completion of ongoing employment arrangements with SANavigator employees. There have been no acquisitions of IPR&D during the nine months ended September 30, 2002.

     Amortization of Deferred Compensation. We have recorded deferred compensation in connection with certain Class B stock options granted prior to our IPO and restricted Class B stock grants. We are amortizing these amounts on a straight-line basis over the vesting period of the applicable grants, resulting in amortization expense of $7.0 million during the nine months ended September 30, 2002 and $6.4 million during the nine months ended September 30, 2001 (of which approximately $0.5 million and $1.3 million was included in cost of revenue for the nine months ended September 30, 2002 and 2001, respectively).

     Interest and Other Income, net. Interest and other income consisted primarily of interest earnings on our cash, cash equivalents and various investment holdings. Interest and other income decreased by approximately 51% to $5.9 million for the nine months ended September 30, 2002 from $12.0 million for the nine months ended September 30, 2001. The decrease in interest income was due primarily to a decrease in our investment balances between the periods and to declining interest rates realized during 2001 and 2002. The average return on investment during the nine months ended September 30, 2002 was 2.8% versus 5.3% in the period ended September 30, 2001. If interest rates or overall investment balances continue to decrease, interest income may decrease in future periods.

     Provision for Income Taxes. The effective tax rate for the nine months ended September 30, 2002 and 2001 was 37.0%.

Liquidity and Capital Resources

     For the nine months ended September 30, 2002, we generated approximately $19.6 million in net cash from operating activities, primarily from cash inflows including, net income before non-cash charges and increases in accounts payable, accrued liabilities and deferred revenue and decreases in inventory balances and other current assets. Offsetting these cash inflows were increases in accounts receivable and other assets including the capitalization of software development. Net cash used in investing activities for the nine months ended September 30, 2002 was $19.4 million, primarily related to purchases of property and equipment, including the approximate $55.5 million of assets recorded for the new multi-story office and engineering building acquired with the termination of the collateralized operating lease discussed below. These purchases were partially offset by net maturities of investments, including the disposition of our restricted assets held as collateral under the collateralized operating lease. Net cash used by financing activities for the nine months ended September 30, 2002 totaled approximately $250,000, reflecting repayment of capital lease obligations offset by proceeds received from the exercise of stock options.

     At September 30, 2002, we have short- and long-term deferred tax assets of $39 million which we believe, after considering relevant positive and negative evidence, will, more likely than not, be realized through future profitable operations. However, it is possible that if additional operating losses are incurred, we may need to provide a valuation allowance on our deferred tax assets. To the extent we establish a valuation allowance, we must include an expense within the tax provision in the income statements which could materially impact our financial position and results of operations.

     Our principal sources of liquidity at September 30, 2002 consisted of our cash and short-term investment securities on hand, which totaled approximately $217 million, long-term investment securities of $78.5 million, and our equipment financing arrangements, which totaled approximately $3.7 million. Borrowings under our equipment financing arrangements are secured by the related capital equipment and are payable through 2006.

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

     Inventories decreased 55% from December 31, 2001 to September 30, 2002. Annualized inventory turns during the first nine months of 2002 and 2001 were 15.6 and 8.4, respectively. The inventory levels and inventory turns reflect inventory write-offs incurred in the first quarter of 2002 coupled with our efforts to better manage our inventory levels in the current economic environment. In addition, we have begun our plan to implement an “outsourcing focused” manufacturing model including the transition of existing manufacturing operations in 2002 through 2003. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times versus the risk of inventory obsolescence because of rapidly changing technology and customer requirements. However, there can be no assurance that we will not incur additional inventory write-downs in the future or that any such write-downs would not have a material adverse affect on our future operating results.

Commitments

     We have contracted with SSCI and Solectron for the manufacture of printed circuit boards and box build assembly and configuration for specific Fibre Channel directors and switches. The agreements require us to submit purchasing forecasts and place orders sixty calendar days in advance of delivery. At September 30, 2002, our commitment with the Contract Manufacturers for purchases over the next sixty days totaled $32.0 million. Additionally, the Contract Manufacturers had on hand materials purchased on our behalf valued at approximately $45.0 million. Finally, the Contract Manufacturers have outstanding purchase commitments related to materials that it had also ordered on our behalf. We may be liable for materials that the Contract Manufacturers purchase on McDATA’s behalf if our actual requirements do not meet or exceed our forecasts and those materials cannot be redirected to other uses. At September 30, 2002, we had recorded obligations of approximately $10.0 million primarily related to materials purchased by SSCI for certain end-of-life and obsolete material used to manufacture our 1 Gb products. Management does not expect the remaining commitments under this agreement to have a continued material adverse effect on our business, results of operations, financial position or cash flows.

     On February 9, 2001 (and amended on May 18, 2001, November 9, 2001 and January 24, 2002), we entered into an operating lease and associated agreements with Deutsche Bank AG, New York Branch (“Deutsche Bank”) for the lease of an approximately 167,000 square foot multi-story office and engineering building to be constructed on a 106 acre parcel of land located in Broomfield, Colorado. Construction of the building commenced in the first half of 2001 and completed in July 2002, at which time lease payments were scheduled to commence. As part of the transaction, we guaranteed a residual value of the facility to Deutsche Bank of approximately 89% during the construction period and 85% thereafter of the $60 million total original cost. We agreed to restrict up to $63 million of our investment securities as collateral for specified obligations under the lease. During the first quarter of 2002, we elected to terminate the lease under the provisions of the agreements. On May 9, 2002, we entered into a Termination Agreement with Deutsche Bank and recorded approximately $37 million in construction costs as property and equipment. Additionally, $41 million in restricted assets were used to pay down the balance of the lease obligation and construction costs. A loss of $1.25 million was recorded during the first quarter of 2002 to reflect the write-off of certain lease costs that could not be capitalized. As of June 30, 2002, construction of the new building was substantially complete and occupation of the building by our engineering departments began in July 2002.

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

     We completed an operations review during the third quarter of fiscal 2001, including an analysis of inventory transferred from our discontinued suppliers, a review of obsolescence, end-of-life inventories, on-going inventory commitments and a year-end physical inventory analysis. Based on this review, we recorded an inventory-related charge of approximately $14.7 million and $6.3 million in the third and fourth fiscal quarters of 2001, respectively. Additionally, in the fourth fiscal quarter of 2001, we incurred a charge related to obsolescence of certain demonstration and test equipment of approximately $4.1 million. For the nine months ended September 30, 2002, we incurred an additional net $10.4 million inventory-related charge related to our 1 Gb product inventory. There can be no assurance that we will not incur additional inventory write-downs in the future or that any such write-downs would not have a material adverse affect on our future operating results.

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

We incurred a substantial loss for the year ended December 31, 2001 and for the nine months ended September 30, 2002 and may not sustain profitability in the future.

     We incurred a substantial loss for the year ended December 31, 2001 and for the nine months ended September 30, 2002. Our future operating results will depend on many factors, including the growth of the Fibre Channel market, market acceptance of new products we introduce, demand for our products, levels of product and price competition and our reaching and maintaining targeted costs for our products. In addition, we expect to incur continued significant product development, sales and marketing, and general and administrative expenses. We also anticipate expenses related to the implementation of an “outsourcing focused” manufacturing model during 2002 and 2003. We cannot provide assurance that we will generate sufficient revenue to achieve or sustain profitability.

SANavigator Acquisition

     In late September 2001, we acquired the assets of SANavigator, Inc., which was in the early stages of selling its SAN management software product. Factors that may affect the success of this acquisition include our ability to ramp sales of SANavigator’s software, our ability to retain managerial, technical and sales talent, our ability to successfully integrate SANavigator’s software with our current product mix and our ability to expand our current direct distribution model to software resellers and original equipment manufacturers. We cannot assure you that we will achieve the anticipated benefits of this acquisition. Our failure to do so could materially and adversely affect our business and operating results.

We depend on two key distribution relationships for most of our revenue and the loss of either of them could significantly reduce our revenues.

     We depend on EMC for a significant portion of our total revenue. Sales and services to EMC, which is an original equipment manufacturer customer, represented approximately 56% and 53% of our revenue, excluding ESCON service revenue, for the three and nine months ended September 30, 2002, respectively. In addition, IBM represented approximately 20% and 24% of our total revenue for the same periods. We anticipate that our future operating results will continue to depend heavily on sales to EMC and IBM. Therefore, the loss of either EMC or IBM as a customer, or a significant reduction in sales to either EMC or IBM in any fiscal period, could significantly reduce our revenue.

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

     Our uneven sales pattern makes it difficult for our management to predict near-term demand and adjust manufacturing capacity accordingly. If orders for our products vary substantially from the predicted demand, our ability to assemble, test and ship orders received in the last weeks and days of each quarter may be limited, which could seriously harm quarterly revenue or earnings. We are also highly dependent on our ERP and operating software systems to receive and process orders for the shipment of our products at the end of the quarter Moreover, an unexpected decline in revenue without a corresponding and timely reduction in expenses could intensify the impact of these factors on our business, financial condition and results of operations.

We currently have limited product offerings and must successfully introduce new and enhanced products that respond to rapid technological changes and evolving industry standards.

     During the three and nine months ended September 30, 2002, respectively, we derived approximately 72% of our revenue from sales of our Director-class products. We expect that revenue from our Director-class products will continue to account for a substantial portion of our revenue for the foreseeable future. Therefore, continued market acceptance of these products and their successor products is critical to our future success. Factors such as performance, market positioning, the availability and price of competing products, the introduction of new technologies and the success of our OEMs, reseller and systems integrator customers will affect the market acceptance of our products.

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

     We are currently developing next generation products that contain untested devices and subassemblies. As with any development, there are inherent risks should such devices or subassemblies require redesign or rework. In particular, in conjunction with our transition of our products from 1 to 2 Gb transmission speed technology and higher port density, we have begun introducing products with new features and functionality. We face risks relating to this product transition, including risks relating to forecasting of demand for 2 Gb and higher port density products and related transition issues, as discussed in the previous paragraph, as well as possible product and software defects and a potentially different sales and support environment due to the complexity of these new systems. Finally, if we fail to timely introduce new products that are multi-protocol products to compete against new entrants in the SAN market, or if there is no demand for these or our current products, our business could be seriously harmed.

If we fail to expand our distribution channels and manage our distribution relationships, our revenue or operating results could be significantly reduced.

     Our success will depend on our continuing ability to develop and manage relationships with significant OEMs, resellers and systems integrators, as well as on the sales efforts and success of these customers. We cannot provide assurance that we will be able to expand our distribution channels or manage our distribution relationships successfully or that our customers will market our products effectively. Our failure to expand our distribution channels or manage successfully our distribution relationships or the failure of our OEM and reseller customers to sell our products could reduce our revenue and operating results.

We are dependent on a single or limited number of suppliers for certain key components of our products, and the failure of any of those suppliers to meet our production needs could seriously harm our ability to manufacture our products, result in delays in the delivery of our products and harm our revenue.

     We currently purchase several key components from single or limited sources. We purchase application specific integrated circuits, or ASICs, printed circuit boards and power supplies from single sources, and gigabit interface converters and optic transceivers from limited sources. Additional sole- or limited-sourced components may be incorporated into our products in the future. Delays in the delivery of components for our products could result in decreased revenue. We do not have any long-term supply contracts to ensure sources of supply of components. In addition, our suppliers may enter into exclusive arrangements with our competitors, stop selling their products or components to us at commercially reasonable prices or refuse to sell their products or components to us at any price, which could harm our operating results. If our suppliers are unable to provide, or we are unable otherwise to obtain these components for our products on the schedule and in the quantities we require, we will be unable to manufacture our products. We have experienced and may continue to experience production delays and quality control problems with certain of our suppliers, which, if not effectively managed, could prevent us from satisfying our production requirements. If we fail to effectively manage our relationships with these key suppliers, or if our suppliers experience delays, disruptions, capacity constraints or quality control problems in their manufacturing operations, our ability to manufacture and ship products to our customers could be delayed, and our competitive position, reputation, business, financial condition and results of operations could be seriously harmed.

The loss of our contract manufacturers, or the failure to forecast demand accurately for our products or to manage our relationship with our contract manufacturers successfully, would negatively impact our ability to manufacture and sell our products.

     We rely on our Contract Manufacturers to manufacture substantially all of our circuit boards and to perform extensive testing and assembly of our products. In December of 2001, we entered into a new supply contract with SSCI, which has a one year term that renews automatically unless cancelled and is cancellable by either party without cause on advance notice. Recently, we have contracted with Solectron Corporation to be our contract manufacturer for our Spherion 4500 24-port switch product. Our Contract Manufacturers are not obligated to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order. We generally place forecasts for circuit boards with our Contract Manufacturers approximately four to five months prior to the anticipated delivery date, with order volumes based on forecasts of demand for our products. We generally place purchase orders sixty calendar days in advance of delivery. If we fail to forecast demand for our products accurately, we may be unable to obtain adequate manufacturing capacity from SSCI to meet our customers’ delivery requirements, or we may accumulate excess inventories. We may be unable to respond adequately to unexpected increases in customer purchase orders, and therefore be unable to benefit from this incremental demand. SSCI does not guarantee that adequate capacity will be available to us within the time required to meet additional demand for our products. As discussed earlier, we are in the process of implementing an “outsourcing-focused” manufacturing model. In May 2002, we outsourced to SSCI the integration of our Directors into cabinets.

     In addition, we coordinate our efforts with those of our component suppliers and Contract Manufacturers in order to rapidly achieve volume production. We have experienced and may continue to experience production delays and quality control problems with certain of our suppliers and with our Contract Manufacturers, which, if not effectively managed, could prevent us from satisfying our production requirements. If we should fail to manage effectively our relationships with our component suppliers or Contract Manufacturers, or if any of our suppliers or our manufacturers experience delays, disruptions, capacity constraints or quality control problems in their manufacturing operations, our ability to ship products to our customers could be delayed, and our competitive position and reputation could be harmed. Qualifying a new contract manufacturer and commencing volume production can be expensive and time consuming. If we are required to change or choose to change contract manufacturers, we may lose revenue and damage our customer relationships.

If we fail to successfully develop the McDATA brand, our revenue may not grow.

     Our name is not widely recognized as a brand in the marketplace. We have operated as a separate company from EMC only since February 2001. EMC, which currently accounts for a significant portion of our revenue, markets our products under its own brand name. As a result, we have not fully established our brand name. We believe that establishing and maintaining the McDATA brand is a critical component in maintaining and developing strategic original equipment manufacturer, reseller and systems integrator relationships, and the importance of brand recognition will increase as the number of vendors of competitive products increases. Our failure to successfully develop our brand may prevent us from expanding our business and growing our revenue. Similarly, if we incur excessive expenses in an attempt to promote and maintain the McDATA brand, our business, financial condition and results of operations could be seriously harmed.

The storage area network market in which we compete is still developing, and if this market does not continue to develop and expand as we anticipate, our business will suffer.

     The market for SANs and related products has only recently begun to develop and continues to evolve. Because this market is relatively new, it is difficult to predict its potential size or future growth rate. Our Director-class products, from which we derived approximately 72% of our total revenues in the three and nine months ended September 30, 2002, are used extensively in SANs. Accordingly, continued widespread adoption of SANs as an integral part of data-intensive enterprise computing environments is critical to our future success. Potential end-user customers who have invested substantial resources in their existing data storage and management systems may be reluctant or slow to adopt a new approach, like SANs. Our success in generating net revenue in this developing market will depend on, among other things, our ability to:

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

     Our success depends to a significant degree upon the continued contributions of our key management, technical, sales and marketing, finance and operations personnel, many of whom would be difficult to replace. In particular, we believe that our future success is highly dependent on our senior executive team, half of which were hired in late 2000 and 2001 and 5 of which have resigned in 2002. In addition, our engineering and product development teams are critical in developing our products and have developed important relationships with customers and their technical staffs. The loss of any of these key personnel could harm our operations and customer relationships. We do not have key person life insurance on any of our key personnel.

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

     The market for our Fibre Channel switching products is competitive, and is likely to become even more so. Our primary competitor in the Fibre Channel switch market is Brocade Communications Systems, Inc. Other companies are also providing Fibre Channel switches and other products to the SAN market, including Qlogic Corporation, Gadzoox Networks, Inc., Vixel Corporation and INRANGE Technologies Corporation. In the future, we may also compete with networking companies that may develop SAN products or other companies in related or other industries for which future direct participation in the market for switching devices may become strategic. In August 2002, Cisco Systems announced that they would be entering the storage switch market with the introduction of their family of switches and directors.

     EMC has agreed not to develop or manufacture products that compete with our then existing products for two years beginning in August 2000. As of August 2002, we have no agreement that would restrict EMC from competing with us in the development or manufacture of these products. In addition, EMC has recently agreed to resell certain products offered by two of our competitors. Moreover, under a cross license agreement between us and EMC, we have granted EMC a license under our patents to make, use and sell any products that EMC was selling or distributing up to August 9, 2000, including products that compete with ours.

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

     Our ability to successfully implement our business plan, develop and offer products, and manage expansion in a rapidly evolving market requires a comprehensive and effective planning and management process. We continue to increase the scope of our operations domestically and internationally, and have increased headcount. In addition, we plan to continue to hire employees in the foreseeable future. Our growth in business, headcount, and relationships with customers and other third parties has placed, and will continue to place, a significant strain on management systems and resources. As we grow, our failure to maintain and to continue to improve upon our operational, managerial, and financial controls, reporting systems, and procedures, and/or our failure to continue to expand, train, and manage our work force worldwide, could seriously harm our business and financial results.

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

     Any negative effects on our international business could harm our business, operating results and financial condition as a whole. To date, substantially none of our international revenue or costs have been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and thus less competitive in foreign markets. A portion of our international revenue may be denominated in foreign currencies in the future, which will subject us to risks associated with fluctuations in those foreign currencies.

If we are unable to adequately protect our intellectual property, we may not be able to compete effectively.

     We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality and/or license agreements with our employees, consultants and corporate partners. Despite our efforts to protect our proprietary rights, unauthorized parties may copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult and the steps we have taken, and those we may take in the future, may not prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Please see “Part II — Item 1. Legal Proceedings” in this Form 10-Q for a recent patent infringement lawsuit we are pursuing.

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

Risks Relating to Deferred Tax Assets.

     At September 30, 2002, we have deferred tax assets of $39 million, which we believe, after considering relevant positive and negative evidence, will, more likely than not, be realized through future profitable operations. However, it is possible that if additional operating losses are incurred, we may need to provide a valuation allowance on our deferred tax assets. To the extent we establish a valuation allowance, we must include an expense within the tax provision in the income statements which could materially impact our financial position and results of operations.

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

Defending Lawsuits

     Several securities class action lawsuits have been filed against us. For more information about this litigation, please see “Part II, Item 1. Legal Proceedings” in this Form 10-Q.

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

     In October 1997, in connection with the reorganization of our business, we entered into certain agreements with EMC relating to our business relationship with EMC after the 1997 reorganization. In addition, we have entered into agreements with EMC relating to our relationship with EMC after the completion of our initial public offering in August 2000 and the distribution by EMC of our Class A common stock in February 2001. We have also entered into an OEM Purchase and License Agreement with EMC that governs EMC’s purchases of our products and grants EMC rights to use, support and distribute software for use in connection with these products. The agreement does not provide for the purchase of a guaranteed minimum amount of product. These agreements were negotiated and made in the context of our prior parent-subsidiary relationship. As a result, some of these agreements may have terms and conditions, in the case of the OEM agreement, including the terms of pricing, that are less beneficial to us than agreements negotiated with unaffiliated third parties. Sales and services revenue from EMC represented approximately 56% of our revenue, excluding ESCON service revenue, for the three months ended September 30, 2002. In addition, in some instances, our ability to terminate these agreements is limited, which may prevent us from being able to negotiate more favorable terms with EMC or from entering into similar agreements with third parties.

We depend heavily on EMC as our key OEM customer. If our relationship with EMC adversely changes, our revenue will be significantly reduced.

     For the three months ended September 30, 2002, our revenues from EMC represented approximately 56% of our total revenue, excluding ESCON service revenue. In addition, during the same period, revenue under our service agreement with EMC, pursuant to which we manufacture and supply ESCON switching devices for IBM, represented approximately 1% of our total revenue. In 2001, EMC agreed to resell products offered by two of our competitors, and nothing restricts EMC from expanding those relationships in a manner that could be adverse to us. If our business relationship with EMC ends or significantly changes, resulting in reduced sales to EMC, our revenue will be significantly reduced.

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

ITEM 4.	Controls and Procedures

     Our chief executive officer and chief financial officer have reviewed and evaluated the Company’s disclosure controls and procedures within 90 days of the filing date of this Quarterly Report. Based on such review and evaluation, the officers believe that the disclosure controls and procedures are designed effectively to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and that the information required to be discussed by the Company in the reports that it files and submits under the Securities Exchange Act of 1934, as amended, is documented and communicated to the Company’s management, including the officers, as appropriate to allow timely decisions regarding required disclosure. In addition, the officers believe that there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Class Action Laddering Lawsuits

     The Company, two current officers, and a former officer have been named as defendants in purported securities class-action lawsuits filed in the United States District Court, Southern District of New York. The first of these lawsuits, filed on July 20, 2001, is captioned Gutner v. McDATA Corporation, Credit Suisse First Boston, Merrill Lynch, Pierce Fenner & Smith Incorporated, Bear, Stearns & Co., Inc., FleetBoston Robertson Stephens et al., No. 01 CIV. 6627. Three other similar suits have been filed against the Company. The complaints are substantially identical to over 300 other complaints filed against other companies that went public over the last several years. These lawsuits generally allege, among other things, that the registration statements and prospectus filed with the SEC by such companies were materially false and misleading because they failed to disclose (a) that certain underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of shares in connection with the initial public offerings (“IPOs”) and (b) that certain of the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate IPO shares in exchange for which the customers agreed to purchase additional company shares in the aftermarket at pre-determined prices. The complaints relating to the Company allege claims against the Company, two of the Company’s current officers, a former officer of the Company and Credit Suisse First Boston, the lead underwriter of the Company’s August 9, 2000 initial public offering, under Sections 11 and 15 of the Securities Act of 1933, as amended. The complaints also allege claims solely against Credit Suisse First Boston and the other underwriter defendants under Section 12(a)(2) of the Securities Act of 1933, as amended, and claims against the individual defendants under Section 10(b) of the Securities Exchange Act of 1934, as amended. We believe that the lawsuits are without legal merit and intend to defend them vigorously.

     In September 2002, plaintiffs’ counsel in the above-mentioned lawsuits offered to individual defendants of many of the public companies being sued the opportunity to enter into a Reservation of Rights and Tolling Agreement that would dismiss without prejudice and without costs all claims against such persons if the company itself had entity coverage insurance. Nothing in the agreement constitutes or should be construed as an admission by either party and both parties reserve their rights. This agreement was signed by Mr. John F. McDonnell, the Company’s Chairman, Mrs. Dee J. Perry, the Company’s former chief financial officer, and Mr. Thomas O. McGimpsey, the Company’s Vice President and General Counsel. It is expected that plaintiffs’ executive committee will sign soon and will dismiss the claims against such individuals, without prejudice to their right to reassert those claims and subject to the agreed tolling of the statute of limitations. This will not affect the claims against the Company or the underwriters.

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

     None

ITEM 3. Defaults Upon Senior Securities

     None

ITEM 4. Submission of Matters to A Vote of Security Holders

     None

ITEM 5. Other Information

     Giving the increasing difficulty in recruiting and retaining directors to sit on the boards of public companies and the recent negative changes in the general availability of D&O insurance, the Board revisited its October 2001 decision granting indemnification agreements to certain officers and directors (originally disclosed on Page 49 of the Company’s Form 10-K for fiscal year 2001), and expanded the list of recipients to include all current and future directors. The indemnification agreements will be part of the standard director recruiting package and will provide specific contractual assurances that the indemnification protection promised by the Company’s by-laws will be available to all directors.

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits filed for the Company through the filing of this Form 10-Q.

(3.1)	Amended and Restated Certificate of Incorporation of the Company
(3.2)	Amended and Restated By-laws of the Company
(4.1)	Form of Company’s Class B Common Stock Certificates
(4.1.1)	Form of Company’s Class A Common Stock Certificates
(4.2)	Investors’ Rights Agreement dated as of October 1, 1997 by and among the Company, EMC Corporation, McDATA Holdings Corporation and Certain Investors
(4.3)	Amendment No. 1 to the Investors’ Rights Agreement dated May 23, 2000 by and among the Company, McDATA Holdings Corporation and certain Investors
(4.4)	Rights Agreement dated as of May 18, 2001, by and between the Company and the Bank of New York, as rights agent (Filed in Form 8-K dated May 21, 2001)
(10.1)	Asset Transfer Agreement dated as of October 1, 1997 by and among the Company, EMC Corporation, and McDATA Holdings Corporation
(10.2)	Investors’ Rights Agreement dated as of October 1, 1997 by and among the Company, EMC Corporation, McDATA Holdings Corporation and certain Investors
(10.3)	Amendment No. 1 to the Investors’ Rights Agreement dated May 23, 2000 by and among the Company, McDATA Holdings Corporation and certain Investors
(10.3.1)	Termination of Investors’ Rights Agreement, dated as of January 24, 2001, by and among the Company, McDATA Holdings Corporation and Certain Investors (Filed in Form 10-K for the fiscal year ended 2000)
(10.4)	Services Agreement dated as of October 1, 1997 by and among EMC Corporation, McDATA Holdings Corporation and the Company
(10.5)	Letter Agreement dated April 19, 1999 by and between the Company and McDATA Holdings Corporation
(10.6)	Technology Rights Agreement dated as of October 1, 1997 by and among the Company, EMC Corporation and McDATA Holdings Corporation
(10.7)	Amended and Restated Tax Sharing Agreement dated as of May 31, 2000 by and among EMC Corporation, McDATA Holdings Corporation and the Company
(10.8)	Form of Master Transaction Agreement entered into by and among the Company and EMC Corporation dated May 31, 2000
(10.9)	Form of Indemnification and Insurance Matters Agreement entered into by and among the Company and EMC Corporation dated May 31, 2000
(10.10)	Master Confidential Disclosure and License Agreement dated as of May 31, 2000 by and among the Company and EMC Corporation
(10.11)+	Reseller Agreement dated as of February 22, 2000 by and between International Business Machines Corporation and the Company
(10.12)	Amendment Number One to the Resale Agreement dated September 30, 2000 by and between International Business Machines Corporation and the Company
(10.13)+	OEM Purchase and License Agreement dated as of May 19, 2000 by and between EMC Corporation and the Company
(10.13.1)+	Amendment to OEM Purchase and License Agreement dated as of June 21, 2001, by and between EMC Corporation and the Company

(10.14)+	Development Agreement dated as of May 19, 2000 by and between EMC Corporation and the Company
(10.15)+	Manufacturing Agreement dated as of June 17, 1992 by and between SCI Systems, Inc. and the Company
(10.15.1)+	Manufacturing and Purchasing Agreement dated as of December 14, 2001 by and between SCI Systems, Inc. and the Company (Filed on Form 8-K dated February 25, 2002)
(10.16)+	OEM and License Agreement dated as of April 27, 1999 by and between Brocade Communication Systems, Inc. and the Company
(10.17)	Lease dated September 12, 1997 by and between the Company and WHLNF Real Estate Limited Partnership
(10.18)	Lease dated November 2, 1999 by and between the Company and the Mills Family LLC
(10.19)	Lease dated May 28, 1997 by and between the Company and 1211486 Ontario Limited
(10.19.1)	Lease dated October 6, 2000, by and between the Company and Amber Drive I, LLC (Filed in Form 10-Q for the fiscal quarter ended September 30, 2000)
(10.19.2)	Lease dated February 9, 2001 by and between the Company and Deutsche Bank (Filed in Form 10-K for the fiscal year ended 2000)
(10.19.3)	Participation Agreement dated February 9, 2001 by and between the Company and Deutsche Bank (Filed in Form 10-K for the fiscal year ended 2000)
(10.19.4)	Second Amendment to Participation Agreement dated November 9, 2001 by and between the Company and Deutsche Bank (Filed in Form 10-Q for the fiscal quarter ended September 30, 2001)
(10.19.5)	Third Amendment to Participation Agreement dated January 24, 2002 by and between the Company and Deutsche Bank (Filed on Form 8-K dated February 25, 2002)
(10.20)*	Form of Severance Agreement
(10.21)*	1997 Stock Option Plan (This Plan was amended and restated in the 2001 McDATA Equity Incentive plan
(10.21.1)*	2001 McDATA Equity Incentive Plan (Filed in Form 10-Q for the fiscal quarter ended September 30, 2001)
(10.21.2)*	Employee Stock Purchase Plan (Filed in the Schedule 14A Proxy Statement filed June 10, 2002)
(10.22)*	Form of Stock Option Agreement for 1997 Stock Option Plan
(10.23)*	Description of the Company’s Management Bonus Program
(10.24)	Asset Purchase Agreement dated August 3, 2001 by and among the Company, SANavigator, Inc., Western Digital Corporation and Connex Inc.

( )	Exhibits previously filed in the Company’s Registration Statement on Form S-1, SEC File No. 333-38106, declared effective on August 8, 2000 or filed in the Company’s periodic filings as specifically noted.

+	Portions of these Exhibits have been omitted and filed separately with the Securities and Exchange Commission pursuant to an order for confidential treatment.

*	Executive compensation plans and arrangements.

(b)  Reports on Form 8-K filed during the third quarter of 2002 and through the filing of this Form 10-Q:

(1)	We filed a Current Report on Form 8-K dated July 19, 2002 to report that John McDonnell and his wife, Patrick McDonnell had entered into Rule 10b5-1 Stock Selling Plans with Charles Schwab & Co., Inc. to each sell a total of 230,000 shares of McDATA Class B common stock through January 2003. These sales are subject to a $10 limit price. Mr. and Mrs. McDonnell also intend to gift 10,000 shares of Class B common stock each per month to the McDonnell Family Foundation.

(2)	We filed a Current Report on Form 8-K dated August 14, 2002 to file the certifications required under Section 906 of the Sarbanes-Oxley Act of 2002.

(3)	We filed a Current Report on Form 8-K dated October 21, 2002 to report the resignation of James E. Kuenzel as Vice President of Engineering.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McDATA CORPORATION

By:	/s/ Ernest J. Sampias Ernest J. Sampias Chief Financial Officer and Senior Vice President of Finance and Administration

October 31, 2002

CERTIFICATIONS

I, John A. Kelley, Jr., certify that:

1.     I have reviewed this quarterly report on Form 10-Q of McDATA Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 31, 2002

/s/ John A. Kelley, Jr. John A. Kelley, Jr.

President and Chief Executive Officer

CERTIFICATIONS

I, Ernest J. Sampias, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of McDATA Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 31, 2002

/s/ Ernest J. Sampias Ernest J. Sampias

Chief Financial Officer and Senior Vice President