Form 10-K
period 2002-12-31
MCDATA CORP
filed 2003-03-27
CIK 731502

Use these links to rapidly review the document
TABLE OF CONTENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2002
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

McDATA Class A Common Stock
($0.01 per share, par value)
Nasdaq National Market

        At March 24, 2003, approximately 81,000,000 shares of the registrant's Class A Common Stock were outstanding and approximately 33,483,479 shares of the registrant's Class B Common Stock were outstanding. At June 28, 2002, the aggregate market value of the registrant's Class A Common Stock held by non-affiliates was approximately $713,025,086.48 million and the aggregate market value of the registrant's Class B Common Stock held by non-affiliates was approximately $201,407,516.20 million.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [    ]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒    No ☐

McDATA Corporation
Form 10-K

McDATA Corporation
FORM 10-K

Special Note Regarding Forward-Looking Statements

        Some of the information presented in this Annual Report on Form 10-K, or the Annual Report, contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, or the Reform Act. Although McDATA Corporation, referred to as McDATA or the Company and also as "we," "us" or "our", believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its businesses and operations, there can be no assurance that actual results will not differ materially from our expectations. Factors that could cause actual results to differ materially from expectations and cause fluctuations in our stock price include:

  •
  changes in our relationship with EMC Corporation, or EMC, and International Business Machines Corporation, or IBM, and the level of their orders;

  •
  our ability to successfully increase sales of McDATA's management software, including SANavigator®;

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

  •
  our ability to expand our product offerings and any transition to new products (including higher port density products and multi-protocol products);

  •
  any change in business conditions, our sales strategy or product development plans;

  •
  competition in the storage area network, or SAN, and director, software and switch markets (including competitive pricing pressures and product give-aways by current competitors such as Brocade Communication Systems, Inc., or Brocade, and INRANGE Technologies Corporation, or INRANGE, and new entrants from the IP and multi-protocol switch industry such as Cisco Systems, Inc., or Cisco);

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

  •
  one-time events and other important risks and factors disclosed previously and from time to time in our filings with the U.S. Securities and Exchange Commission, or SEC, including the risk factors discussed in this Annual Report; and

  •
  the impact of any acquisitions by us of businesses, products, or technologies.

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

Risk Factors

Risks Relating to Our Business

We incurred a substantial loss for the year ended December 31, 2001 and a loss for the year ended December 31, 2002 and may not obtain profitability in the future.

        We incurred a substantial loss for the year ended December 31, 2001 and a loss for the year ended December 31, 2002. Although recently we have had profitable quarters, we have not been able to sustain profitability from quarter to quarter and may not be profitable in the future. Our future operating results will depend on many factors, including the growth of the Fibre Channel market, market acceptance of new products we introduce, demand for our products, levels of product and price competition and our reaching and maintaining targeted costs for our products. In addition, we expect to incur continued significant product development, sales and marketing, and general and administrative expenses. We also anticipate expenses related to the implementation of an "outsourcing focused" manufacturing model during 2003. We cannot provide assurance that we will generate sufficient revenue to achieve or sustain profitability.

Our business is subject to risks from global operations.

        We conduct significant sales and customer support operations in countries outside of the United States and also depend on non-U.S. operations of our contract manufacturers and our distribution partners. We derived approximately 37% of our 2002 revenue from customers located outside of the United States. We believe that our continued growth and profitability will require us to continue to expand marketing and selling efforts internationally. We have limited experience in marketing, distributing and supporting our products internationally and may not be able to maintain or increase international market demand for our products. In addition, our international operations are generally subject to inherent risks and challenges that could harm our operating results, including:

  •
  expenses associated with developing and customizing our products for foreign countries;

  •
  difficulties in staffing and managing international operations, including reliance on third parties to manage certain aspects of our foreign operations, including hub inventory locations;

  •
  multiple, conflicting and changing governmental laws and regulations;

  •
  tariffs, quotas and other import or export restrictions, trade protection measures and other regulatory requirements on computer peripheral equipment;

  •
  longer sales cycles for our products;

  •
  reduced or limited protections of intellectual property rights;

  •
  adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries;

  •
  compliance with international standards that differ from domestic standards; and

  •
  political, social and economic instability in a specific country or region.

        Any negative effects on our international business could harm our business, operating results and financial condition as a whole. To date, substantially all of our international revenue or costs have been denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and thus less competitive in foreign markets. A portion of our international revenue may be denominated in foreign currencies in the future, which will subject us to risks associated with fluctuations in those foreign currencies.

Increased international political instability may decrease customer purchases, increase our costs and disrupt our business.

        Increased international political instability, as demonstrated by the September 11, 2001 terrorist attacks, disruption in air transportation and enhanced security measures as a result of the terrorist attacks and increasing tension in the Middle East, may hinder our ability to do business and may increase our costs. Additionally, this increased instability may, for example, negatively impact the capital markets and the reliability and cost of transportation and adversely affect our ability to obtain adequate insurance at reasonable rates or require us to incur costs for extra security precautions for our operations. In addition, to the extent that air transportation is delayed or disrupted, the operations of our contract manufacturers and suppliers may be disrupted, particularly if shipments of components and raw materials are delayed. If this international political instability continues or increases, our business and results of operations could be harmed and we may not be able to obtain financing in the capital markets.

The prices and gross margins of our products may decline, which would reduce our revenues, gross margins and profitability.

        In response to changes in product mix, competitive pricing pressures, increased sales discounts, introductions of new products and product enhancements by our competitors, increase in manufacturing or labor costs or other factors, we may experience declines in both the prices and gross margins in some or all of our products. To maintain our gross margins we must maintain or increase current shipment volumes, develop and introduce new products and product enhancements and reduce the manufacturing cost of our products. Moreover, most of our expenses are fixed in the short-term or incurred in advance of receipt of corresponding revenue. As a result, we may not be able to decrease our spending to offset any unexpected shortfall in revenues. If this occurs, we could incur losses, and our revenue, operating results and gross margins may be below our expectations and those of investors and stock market analysts.

We may incur an expense relating to the impairment of our deferred tax assets.

        As of December 31, 2002, we have deferred tax assets of $36.4 million, which we believe will be realized more likely than not through future profitable operations. However, it is possible that if additional operating losses are incurred, or if we otherwise conclude that our deferred tax asset will not be realized through future operations, we may need to provide a valuation allowance to recognize the impairment of our deferred tax assets. To the extent we were to establish a valuation allowance, we would recognize an expense within the tax provision of our income statement, which could materially impact our financial position and results of operations.

We depend on two key distribution relationships for most of our revenue and the loss of either of them could significantly reduce our revenues.

        We depend on EMC and IBM for a significant portion of our total revenue. Sales and services to EMC, which is an original equipment manufacturer customer, represented approximately 54% of our revenue for the year ended December 31, 2002. In 2001, EMC agreed to resell products offered by one of our competitors, and nothing restricts EMC from expanding those relationships in a manner that could be adverse to us. Sales to IBM represented approximately 25% of our total revenue for the year ended December 31, 2002. We anticipate that our future operating results will continue to depend heavily on sales to EMC and IBM. Therefore, the loss of either EMC or IBM as a customer, or a significant reduction in sales to either EMC or IBM could significantly reduce our revenue.

The market for Fibre Channel switches and other products for SANs is highly competitive, new competitors have recently entered this market and we may not be able to successfully compete against existing or potential competitors.

        The market for our Fibre Channel switching products is highly competitive, and is likely to become even more so. Our primary competitor in the Fibre Channel switch market is Brocade. Other companies are also providing Fibre Channel switches and other products to the SAN market, including QLogic Corporation, or QLogic, and INRANGE. In the future, we may also compete with networking companies that may develop SAN products or companies in related or other industries for which future direct participation in the market for switching devices becomes strategic. Some of our competitors and potential competitors have longer operating histories, greater name recognition, access to larger customer bases, more established distribution channels and substantially greater financial and managerial resources than we have.

        In August 2002, Cisco announced that it would be entering the storage switch market with the introduction of a family of switches and directors. In January 2003, Cisco announced that it had entered into a non-exclusive agreement with IBM which would allow IBM to sell storage switches provided by Cisco in addition to the product lines provided by Brocade and us. IBM is our second largest customer, and the agreement between Cisco and IBM may significantly reduce our sales to IBM. Also in January 2003, Hewlett-Packard Co., or HPQ, announced that it would resell Cisco's new line of Fibre Channel switches. HPQ has substantial sales within the SAN infrastructure market, and the agreement between HPQ and Cisco could significantly reduce our future sales to HPQ. The introduction of Cisco's competing product line may delay purchase decisions by our customers. Furthermore, Cisco has greater access to enterprise customers and greater direct sales experience and capacity than we do. To be competitive with Cisco and others, we may have to substantially increase our direct sales, which we may not be able to do successfully and which, in any case, will increase expenses.

        In August 2000, EMC agreed not to develop or manufacture products that compete with our then-existing products for two years. Since August 2002, EMC has not been contractually restricted from competing with us in the development or manufacture of these products. In addition, EMC has recently agreed to resell certain products offered by two of our competitors. Moreover, under a cross license agreement between us and EMC, we have granted EMC a license under our patents to make, use and sell any products that EMC was selling or distributing up to August 9, 2000, including products that compete with ours.

        Continued or increased competition could result in pricing pressures, reduced sales, reduced margins, reduced profits, reduced market share or the failure of our products to achieve or maintain market acceptance.

We currently have limited product offerings and must successfully introduce new products and product enhancements that respond to rapid technological changes and evolving industry standards.

        For the year ended December 31, 2002, we derived approximately 72% of our revenue from sales of our Director-class products. We expect that revenue from our Director-class products will continue to account for a substantial portion of our revenue for the foreseeable future. Therefore, continued

market acceptance of these products and their successor products is critical to our future success. Factors such as performance, market positioning, the availability and price of competing products, the introduction of new technologies and the success of our OEMs, reseller and systems integrator customers will affect the market acceptance of our products.

        In addition, our future success depends upon our ability to address the changing needs of customers and to transition to new technologies and industry standards. The introduction of competing products embodying new technologies or the emergence of new industry standards could render our products non-competitive, obsolete or unmarketable and seriously harm our market share, revenue and gross margin. For instance, there are competing protocols for storage area network switches and related devices, such as SCSI over Internet (iSCSI), Fibre Channel over IP (FCIP), Internet Fibre Channel and InfiniBand, which may be more readily adopted or accepted by our customers. Risks inherent in transitions to new technology, industry standards and new protocols include the inability to expand production capacity to meet demand for new products, write-downs of our existing inventory due to obsolescence, the impact of customer demand for new products or products being replaced, and delays in the introduction or initial shipment of new products. There can be no assurance that we will successfully manage these transitions.

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

Our products must continue to support and be interoperable with other SAN products.

        SAN products are continuing to emerge and evolve. All components of the SAN must utilize the same standards in order to operate together. To remain competitive, we must continue to introduce new products and product enhancements that are compatible and interoperable with other SAN products, industry standards and new technology. If our products are not interoperable with SAN products we may have difficulty in selling our products and we may lose market share.

If we are unable to integrate the new members of our senior executive team, if we lose key personnel or if we are unable to hire additional qualified personnel, we may not be successful.

        Our success depends to a significant degree upon the continued contributions of our key management, technical, sales and marketing, finance and operations personnel, many of whom would be difficult to replace. In particular, we believe that our future success is highly dependent on our senior executive team. In the past we have experienced high turnover in our senior executive team. The majority of the current senior executive team was hired during the last eighteen months. Although our executive team consists of experienced members, many of them are new to our company and have only worked with each other for a short period of time. As a result they may not operate efficiently as part of an integrated management team.

        In addition, our engineering and product development teams are critical in developing our products and have developed important relationships with customers and their technical staffs. The loss of any of these key personnel could harm our operations and customer relationships. We do not have key person life insurance on any of our key personnel.

        We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing, and finance and operations personnel. As we increase our production and sales levels, we will need to attract and retain additional qualified skilled workers for our operations. In recent years there has been great demand for such personnel by companies, some of which are larger and have greater resources to attract and retain highly qualified personnel. We cannot assure you that we will continue to be able to attract and retain qualified personnel, or that delays in hiring required personnel, particularly engineers, will not delay the development or introduction of products or negatively impact our ability to sell our products.

If we are unable to adequately protect our intellectual property, we may not be able to compete effectively.

        We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality and/or license agreements with our employees, consultants and corporate partners. Despite our efforts to protect our proprietary rights, unauthorized parties may copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult and we may not be aware that someone is using our rights without our authorization. In addition, the steps we have taken, and those we may take in the future, may not prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

        We may be a party to intellectual property litigation in the future, either to protect our intellectual property or as a result of alleged infringements of others' intellectual property. In particular we filed on February 14, 2002, a patent infringement lawsuit against Brocade in the United States District Court for the District of Colorado (Case No. 02-K-0303) alleging that Brocade's Advanced Performance Monitoring feature in its switch products infringed our U.S. Patent No. 6,233,236 "Method and apparatus for measuring traffic within a switch." On March 5, 2002, we filed for a preliminary injunction against Brocade to immediately stop infringing the patent after Brocade announced another product containing its Advanced Performance Monitoring feature.

        On April 8, 2002, Brocade filed an answer to the motion for preliminary injunction generally alleging that Brocade has not infringed and is not infringing the patent. Brocade alleged various counterclaims in its answer including a claim that the patent is invalid and unenforceable, and that we misappropriated trade secret information from Brocade under prior agreements and that a 1999 OEM agreement contained a covenant not to sue. The United States District Court for the District of Colorado on December 6, 2002 denied our motion for a preliminary injunction. We filed documents on December 23, 2002 with the American Arbitration Association to initiate an arbitration proceeding to resolve contract and patent issues relating to the 1999 OEM agreement with Brocade. On January 24, 2003, Brocade, in response to our initiating the arbitration proceeding, filed an answer and counterclaim with the American Arbitration Association that objected to the inclusion of our patent infringement claims in the arbitration, claims the patent is invalid and unenforceable and claims we misappropriated trade secret information from Brocade. Although we strongly believe that Brocade's counterclaims are factually incorrect and without any merit and we intend to vigorously pursue our patent infringement claims against Brocade, we cannot assure you we will prevail.

        These or other claims and any resulting litigation or arbitration could subject us to significant costs, liability for damages or could cause our proprietary rights to be invalidated or deemed unenforceable, which could allow third parties to use our rights without reservation. Litigation or arbitration, regardless of the merits of the claim or outcome, would likely be time consuming and expensive to resolve and would divert management time and attention.

        Any potential intellectual property litigation filed against us could also force us to do one or more of the following:

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

        If we are forced to take any of these actions, we may be unable to manufacture and sell our products, our customer relationships would be harmed and our revenue would be reduced.

        In March 1999, we, as an EMC subsidiary, granted IBM a license to all of our patents under a cross license agreement between IBM and EMC. Under the terms of that agreement, effective upon EMC's February 7, 2001 distribution of our Class A common stock to its stockholders, the sublicense we previously held to those IBM patents terminated. We believe that the termination of the sublicense does not materially affect our business. We are not aware of any issued or pending IBM patents that are infringed by our products, but if IBM were to allege any such infringement, and we were unable to negotiate a settlement with IBM, our ability to produce the alleged infringing product could be affected, which could materially and adversely affect our business.

We have experienced increased inventory costs and delays and have incurred inventory-related write-downs.

        We completed an operations review during fiscal year 2001, including an analysis of inventory transferred from our discontinued suppliers, a review of obsolescence, end-of-life inventories, on-going inventory commitments and a year-end physical inventory analysis. Based on this review, we recorded an inventory related charge of approximately $21.0 million during fiscal year 2001. Additionally, in the fourth fiscal quarter of 2001, we incurred a charge related to obsolescence of certain demonstration and test equipment of approximately $4.1 million. For fiscal year 2002, we incurred an additional net $9.5 million inventory related charge related primarily to our 1 Gb product inventory. There can be no assurance that we will not incur additional inventory write-downs in the future or that any such write-downs would not have a material adverse affect on our future operating results.

        During 2001, we experienced increased manufacturing and component costs related to a transition to multiple product lines and quality problems on component parts. Specifically, we incurred increased costs and delays related to some mechanical features of our low-end and mid-range switch products. Also, we incurred additional costs related to our die-cast chassis for these products. During the quarter ended June 30, 2002, we completed the use of this high cost inventory, which negatively affected our gross margins.

The storage area network market in which we compete is still developing, and if this market does not continue to develop and expand as we anticipate, our business will suffer.

        The market for storage area network and related products has only recently begun to develop and continues to evolve. Because this market is relatively new, it is difficult to predict its potential size or future growth rate. Potential end-user customers who have invested substantial resources in their existing data storage and management systems may be reluctant or slow to adopt a new approach, like

SANs. Our success in generating net revenue in this developing market will therefore depend on, among other things, our ability to:

  •
  educate potential OEMs, reseller and systems integrator customers and end users about the benefits of SANs and the use of our products in the SAN environment, and

  •
  predict, develop and base our products on standards that ultimately become industry standards.

Accordingly, because substantially all of our revenues are derived from our SAN solutions, the adoption of SANs as an integral part of data-intensive enterprise computing environments is critical to our future success and delays or failure to adopt our SAN and related products will have an adverse effect on revenue and operations.

If we fail to optimize our distribution channels and manage our distribution relationships, our revenue or operating results could be significantly reduced.

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

        We currently purchase several key components from single or limited sources. We purchase application specific integrated circuits (ASICs) and power supplies from single sources, and gigabit interface converters and optic transceivers from limited sources. Additional sole or limited sourced components may be incorporated into our products in the future. Delays in the delivery of components for our products could result in decreased revenue. We do not have any long-term supply contracts to ensure sources of supply of components. In addition, our suppliers may enter into exclusive arrangements with our competitors, stop selling their products or components to us at commercially reasonable prices or refuse to sell their products or components to us at any price, which could harm our operating results. If our suppliers are unable to provide, or we are unable otherwise to obtain these components for our products on the schedule and in the quantities we require, we will be unable to manufacture our products. We have experienced and may continue to experience production delays and quality control problems with certain of our suppliers, which, if not effectively managed, could prevent us from satisfying our production requirements. If we fail to effectively manage our relationships with these key suppliers, or if our suppliers experience delays, disruptions, capacity constraints or quality control problems in their manufacturing operations, our ability to manufacture and ship products to our customers could be delayed, and our competitive position, reputation, business, financial condition and results of operations could be seriously harmed.

The loss of our contract manufacturers, or the failure to forecast demand accurately for our products or to manage our relationship with our contract manufacturers successfully, would negatively impact our ability to manufacture and sell our products.

        We are in the process of implementing an "outsourcing-focused" manufacturing model. We rely on Sanmina SCI, Inc., or SSCI, and Solectron Corporation, together our contract manufacturers, to manufacture substantially all of our circuit boards and to perform extensive testing and assembly of our products. Our supply contract with SSCI is cancelable by either party without cause on advance notice. In May 2002, we outsourced to SSCI the integration of our Directors into cabinets. Recently, we contracted with Solectron to be our contract manufacturer for our Sphereon™ 4500 24-port switch product. Our contract manufacturers are not obligated to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order. In addition, our contract manufacturers do not guarantee that adequate capacity will be available to us within the time required to meet additional demand for our products. We generally place forecasts for circuit boards with our contract manufacturers approximately four to five months prior to the anticipated delivery date, with order volumes based on forecasts of demand for our products. We generally place purchase orders sixty calendar days in advance of delivery. If we fail to forecast demand for our products accurately, we may be unable to obtain adequate manufacturing capacity from our contract manufacturers to meet our customers' delivery requirements or unexpected increases in customer purchase orders. As a result, we may not be able to benefit from this incremental demand and could lose customers. If we over-estimate demand for our product, we may accumulate excess inventories and obligations to our contract manufacturers under binding purchase orders in excess of our needs. At December 31, 2002, our commitment with our contract manufacturers for purchases and anticipated transformation costs over the next sixty days totaled approximately $54.1 million. Additionally, our contract manufacturers had on hand materials purchased on our behalf valued at approximately $45.8 million.

        In addition, we coordinate our efforts with those of our component suppliers and contract manufacturers in order to rapidly achieve volume production. We have experienced and may continue to experience production delays and quality control problems with certain of our suppliers and with our contract manufacturers, which, if not effectively managed, could prevent us from satisfying our production requirements on a timely basis and could harm our customer relationships. If we should fail to manage effectively our relationships with our component suppliers or contract manufacturers, or if any of our suppliers or our manufacturers experience delays, disruptions, capacity constraints or quality control problems in their manufacturing operations, our ability to ship products to our customers could be delayed, and our competitive position and reputation could be harmed. Qualifying a new contract manufacturer and commencing volume production can be expensive and time consuming. If we are required to change or choose to change contract manufacturers, we may lose revenue and damage our customer relationships.

The recent general economic slowdown may significantly reduce expenditures on information technology infrastructure.

        Recent unfavorable general economic conditions have had a pronounced negative impact on information technology, or IT, spending. Demand for SAN products in the enterprise-class sector may continue to be adversely impacted as a result of the weakened economy and because larger businesses have begun to focus on more efficiently using their existing IT infrastructure rather than making new equipment purchases. This in turn may decrease the demand for our SAN products. If there are further reductions in either domestic or international IT expenditure, or if IT expenditure does not increase from current levels, our revenues, operating results and financial condition may be adversely affected.

Failure to manage expansion effectively could seriously harm our business, financial condition and prospects.

        Our ability to successfully implement our business plan, develop and offer products, and manage expansion in a rapidly evolving market requires a comprehensive and effective planning and management process. We continue to increase the scope of our operations domestically and internationally. Our growth in business and relationships with customers and other third parties has placed, and will continue to place, a significant strain on management systems, resources, intercompany communication and coordination. As we grow, our failure to maintain and to continue to improve upon our operational, managerial and financial controls, reporting systems and procedures, and/or our failure to continue to expand, train, and manage our work force worldwide, could seriously harm our business and financial results.

If we fail to successfully develop the McDATA brand, our revenue may not grow.

        We have operated as a separate company from EMC only since February 2001. EMC, which currently accounts for a significant portion of our revenue, markets our products under its own brand name. As a result, our name is not widely recognized as a brand in the marketplace. We believe that establishing and maintaining the McDATA brand is a critical component in maintaining and developing strategic original equipment manufacturer, reseller and systems integrator relationships, and the importance of brand recognition will increase as the number of vendors of competitive products increases. Our failure to successfully develop our brand may prevent us from expanding our business and growing our revenue. Similarly, if we incur excessive expenses in an attempt to promote and maintain the McDATA brand, our business, financial condition and results of operations could be seriously harmed.

Undetected software or hardware defects in our products could result in loss of or delay in market acceptance of our products and could increase our costs or reduce our revenue.

        Our products may contain undetected software or hardware errors when first introduced or when new versions are released. Our products are complex, and we have from time to time detected errors in existing products. In addition, our products are combined with products from other vendors. As a result, should problems occur, it might be difficult to identify the source of the problem. These errors could result in a loss of or delay in market acceptance of our products, cause delays in delivering our products or meeting customer demands and would increase our costs, reduce our revenue and cause significant customer relations problems.

We are defendants in several class action lawsuits and we may be subject to further litigation in the future which could seriously harm our business.

        Several purported securities class action lawsuits have been filed against us. In particular, McDATA, one current officer and two former officers were named as defendants in purported securities class-action lawsuits filed in the United States District Court, Southern District of New York. The first of these lawsuits, filed on July 20, 2001, is captioned Gutner v. McDATA Corporation, Credit Suisse First Boston, Merrill Lynch, Pierce Fenner & Smith Incorporated, Bear, Stearns & Co., Inc., FleetBoston Robertson Stephens et al., No. 01 CIV. 6627. Three other similar suits have been filed against us. The complaints are substantially identical to over 300 other complaints filed against other companies that went public over the last several years. These lawsuits generally allege, among other things, that the registration statements and prospectus filed with the SEC by such companies were materially false and misleading because they failed to disclose (a) that certain underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of shares in connection with the initial public offerings and (b) that certain of the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate initial public offering shares in exchange for which the customers agreed to purchase additional company shares in the aftermarket at pre-determined prices. The complaints relating to us allege claims against us, one of our current officers, two of our former officers and Credit Suisse First Boston, or CSFB, the lead underwriter for our August 9, 2000 initial public offering, under Sections 11 and 15 of the Securities Act of 1933, as amended, or the Securities Act. Although we believe that all of the lawsuits are without legal merit and intend to defend them vigorously, we cannot assure you we will prevail.

        In September 2002, plaintiffs' counsel in the above-mentioned lawsuits offered to individual defendants of many of the public companies being sued the opportunity to enter into a Reservation of Rights and Tolling Agreement that would dismiss without prejudice and without costs all claims against such persons if the company itself had entity coverage insurance. This agreement was signed by Mr. John F. McDonnell, our Chairman, Mrs. Dee J. Perry, our former chief financial officer, and Mr. Thomas O. McGimpsey, our former Vice President and General Counsel, and the plaintiffs' executive committee. Under the Reservation of Rights and Tolling Agreement the plaintiffs are required to dismiss the claims against such individuals.

        On February 19, 2003, the court in the above-mentioned lawsuits entered a ruling on the pending motions to dismiss that dismissed some, but not all, of the plaintiff's claims against us.

        We may become subject to additional class action litigation following a period of volatility in the market price of our common stock. Securities class action litigation could result in substantial costs and divert the attention of management and our resources and seriously harm our business, financial condition and results of operation.

Our change of fiscal year may not result in more predictable quarterly earnings.

        Historically, our quarterly operating results have depended on our performance in the later part of each quarter, when a large percentage of our product shipments typically occur. This fluctuation has made consistent quarter-to-quarter performance and revenue forecasting difficult. We have adopted a number of measures to address this issue, including changing our fiscal year end to January 31, rather than December 31. We cannot be certain that changing our fiscal year or adopting other measures will result in product shipments occurring more evenly during each quarter, resulting in consistent quarter-to-quarter performance or improving revenue forecasts.

A large percentage of our quarterly sales occur at the end of the calendar quarter, contributing to possible quarterly fluctuations in revenue that could adversely affect our operating results.

        Our quarterly results have historically reflected an uneven pattern in which a disproportionate percentage of a quarter's total sales occurs in the last month, weeks or even days of each calendar quarter, resulting in our change of fiscal year end. This pattern makes the prediction of revenue, earnings and working capital for each financial period especially difficult and increases the risk of unanticipated variations from anticipated quarterly results and financial condition. Additional factors that affect us and which could cause our revenue and operating results to vary in future periods include:

  •
  the size, timing, terms and fluctuations of customer orders, particularly large orders from our significant OEM (e.g. EMC) or reseller customers (e.g. IBM);

  •
  our ability to attain and maintain market acceptance of our products;

  •
  seasonal fluctuations in customer buying patterns;

  •
  the timing of the introduction or enhancement of products by us, our significant OEM or reseller customers or our competitors (e.g., transition to higher speed and higher port density products);

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

The sales cycle for our products is long, and we may incur substantial non-recoverable expenses and devote significant resources to prospects that do not produce revenues in the foreseeable future or at all.

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

        As part of our strategy, from time to time we expect to review opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities. We may buy businesses, products or technologies in the future. In the event of any future purchases, we could:

  •
  issue stock that would dilute our current stockholders' percentage ownership;

  •
  use cash, which may result in a reduction of our liquidity;

  •
  incur debt; or

  •
  assume liabilities.

        These purchases also involve numerous risks, including:

  •
  problems combining and integrating the purchased operations, technologies, personnel or products;

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

        Companies in our industry whose employees accept positions with competitors frequently claim that their competitors have engaged in unfair hiring practices or that employees have misappropriated confidential information or trade secrets. Because we often seek to hire individuals with relevant experience in our industry, we may be subject to claims of this kind or other claims relating to our employees in the future. We could incur substantial costs in defending ourselves or our employees against such claims, regardless of their merits. In addition, defending ourselves or our employees from such claims could divert the attention of our management away from our operations.

Our products must comply with governmental regulation.

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

  •
  requiring super-majority voting to effect certain amendments to our certificate of incorporation and by-laws; and

  •
  requiring parties to request board approval prior to acquiring 15% or more of the voting power of our common stock to avoid economic and voting dilution of their stock holdings.

        We are incorporated in Delaware and certain provisions of Delaware law may also discourage, delay or prevent someone from acquiring or merging with us, which may cause the market price of our common stock to decline.

Our indebtedness could adversely affect our financial condition, and we may incur substantially more debt.

        On February 7, 2003, we issued $172.5 million of our convertible subordinated notes due 2010, or the Notes. Our indebtedness could adversely affect us. For example, it could:

  •
  increase our vulnerability to general adverse economic and industry conditions;

  •
  limit our ability to obtain additional financing;

  •
  limit our flexibility in planning for, or reacting to, changes in our business and the industry; and

  •
  place us at a competitive disadvantage relative to our competitors with less debt.

        Neither we nor our subsidiaries are restricted from incurring additional debt under the indenture governing the Notes. If we or our subsidiaries were to incur additional debt or liabilities, the related risks described above could intensify and our ability to pay our obligations could be adversely affected.

We have entered into share option transactions and other transactions that may affect the value of our Class A and Class B common stock.

        We have entered into share option transactions on our Class A common stock with Bank of America Securities, N.A. and/or certain of its affiliates to hedge the market risks associated with our obligations under the Notes. Although we entered into share option transactions on our Class A common stock, Banc of America Securities LLC and/or certain of its affiliates will take positions in our Class A common stock and/or Class B common stock in secondary market transactions and/or will enter into various derivative transactions in connection with the issuance of the Notes. Such hedging arrangements could increase or decrease the price of our Class A common stock and Class B common stock. Banc of America Securities LLC and/or its affiliates are likely to modify their hedge positions from time to time prior to and around the time of conversion or maturity of the Notes by purchasing and selling shares of our Class A common stock and/or Class B common stock, our other securities or other instruments they may wish to use in connection with such hedging. We cannot assure you that such activity will not affect the market price of our Class A common stock and/or Class B common stock.

        We may acquire shares of our Class A common stock and/or Class B common stock and enter into other transactions or arrangements to purchase or sell our Class A common stock and/or Class B common stock during the term of the Notes. Depending on, among other things, future market conditions, the aggregate amount and composition of such transactions or arrangements, the aggregate amount of any such acquisitions are likely to vary over time.

        The effect, if any, of any of these transactions and activities on the market price of our Class A common stock and/or Class B common stock will depend in part upon market conditions and cannot be ascertained at this time, but any of these activities could materially and adversely affect the value of our Class A common stock and/or Class B common stock.

Our stock price is volatile.

        Since our initial public offering of our Class B common stock in August 2000, the market price of our Class B common stock has been volatile. Since the distribution of our Class A common stock by EMC in February 2001, the market price of our Class A common stock has been volatile. Because we are a technology company, the market price of our Class A and Class B common stock is usually subject to the same volatility and fluctuations that have recently characterized the stock prices of other technology companies. This volatility is often unrelated or disproportionate to the operating performance of these companies and, as a result, the price of our Class A and Class B common stock could fall regardless of our performance.

Risks Related to Our Relationship With EMC

We have entered into agreements with EMC that, due to our prior parent-subsidiary relationship, may contain terms less beneficial to us than if they had been negotiated with unaffiliated third parties.

        In October 1997, in connection with the reorganization of our business, we entered into certain agreements with EMC relating to our business relationship with EMC. In addition, we have entered into agreements with EMC relating to our relationship with EMC after the completion of our initial public offering in August 2000 and the distribution by EMC of our Class A common stock in February 2001. We have also entered into an OEM Purchase and License Agreement with EMC that governs EMC's purchases of our products and grants EMC rights to use, support and distribute software for use in connection with these products. The agreement does not provide for the purchase of a guaranteed minimum amount of product. These agreements were negotiated and made in the context of our prior parent-subsidiary relationship. As a result, some of these agreements may have terms and conditions, in the case of the OEM agreement, including the terms of pricing, that are less beneficial to us than agreements negotiated with unaffiliated third parties. Sales and services revenue pursuant to these agreements represented approximately 54% of our revenue for the year ended December 31, 2002. In addition, in some instances, our ability to terminate these agreements is limited, which may prevent us from being able to negotiate more favorable terms with EMC or from entering into similar agreements with third parties.

Provisions of our agreements with EMC relating to our relationship with EMC after the distribution by EMC of our Class A common stock to EMC's stockholders may affect the operation of our business, limit our ability to finance our operations or prevent a change in control of our company.

        Under the terms of the Tax Sharing Agreement between EMC and us, until May 2003, we may not, without the consent of EMC or the receipt by EMC of a private letter ruling from the Internal Revenue Service that the tax treatment of the distribution will not be adversely affected:

  •
  enter into any transaction that would result in any one or more persons acquiring a 50% or greater interest in us;

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

        Under the terms of the Master Confidential Disclosure and License Agreement between EMC and us, EMC has granted us a license under then existing EMC patents. If we are acquired, our acquirer will retain this license as long as our acquirer grants to EMC a license under all of the acquirer's patents for all products licensed under the agreement under the same terms as the license we have granted to EMC under the agreement. The potential loss of the license from EMC under this agreement could decrease our attractiveness as an acquisition target.

We may be obligated to indemnify EMC if the distribution of our Series A common stock to EMC's stockholders was not tax free.

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

        As a result, we may be liable to EMC under the Tax Sharing Agreement upon the occurrence of events that are beyond our control. If the distribution of our Class A common stock fails to qualify as a tax-free distribution, EMC would incur tax liability as if our Class A common stock that was distributed by EMC had been sold by EMC for its fair market value in a taxable transaction, and we would be required to indemnify EMC under the Tax Sharing Agreement. In the event that we are required to indemnify EMC because the distribution of our Class A common stock fails to qualify as a tax-free distribution, our liability could exceed 35% of the value of the Class A common stock distributed by EMC as determined on the date of the distribution. If triggered, this indemnity obligation would have a significant adverse effect on our financial position and results of operations, and we might not have sufficient resources to fulfill it.

Part I

ITEM 1. Business

Who We Are

        McDATA Corporation is a leading provider of open storage networking solutions and provides highly available, scalable and centrally managed SANs that address enterprise-wide storage problems. McDATA's core-to-edge enterprise solutions consist of hardware products, software products and professional services. McDATA's SAN solutions improve the network reliability and availability of data, simplify the management of SANs and reduce the total cost of ownership. As companies continue to migrate from server-centric to storage-centric environments, they will require SAN solutions and a comprehensive family of products that span their enterprise from the core of their data center to the very edge of their SAN fabric. McDATA Corporation was reorganized and incorporated in the state of Delaware in October of 1997.

Hardware Products

        At the core of an enterprise's data center, we are the leading provider of high availability SAN directors with our Intrepid™ 6000 Series Directors consisting of the Intrepid™ 6140 Director (140 ports) and Intrepid™ 6064 Director (64 ports). The Intrepid™ 6000 Series Directors are high performance, flexible building blocks for storage networks with hundreds and even thousands of connections. The distinction between a director-class environment and a simple combined or clustered switching solution environment is significant at the core of the data center. Directors offer full redundancy, "five-nines" (99.999%) of availability—a result of our near instantaneous fail-over recovery, ultra-high predictive performance provided by our non-blocking architecture, security and highly integrated centralized management provided through our software management tools. This provides customers with the most scalable, highest performance and highest availability solution to use for their SAN. Both the Intrepid™ 6140 Director and Intrepid™ 6064 Director provide optimal port granularity with 4 ports per module with 35 and 16 swappable port card modules per chassis respectively for a total of 140 and 64 ports respectively. In the rare event of a single port failure, only one port module in a director would be affected and can be replaced without network disruption unlike a similar failure with a combined or clustered switching solution that has sixteen ports per module. In addition, the extensibility and openness of our architecture provides customers with unrivaled investment protection by providing a platform that can be upgraded to new performance levels and protocols, including mainframe, or FICON, environments.

        For small and mid-sized enterprises that want high performance features at a cost effective "pay as you grow" price, we introduced in October 2002 our Sphereon™ 4500 Fabric Switch (up to 24 ports) with FlexPort Technology that delivers "connectivity on demand" in 8 port increments. We continue to offer the Sphereon™ 3232 Fabric Switch (32 ports) for larger departments and small workgroups within a data center. The Spheron™ 3232 Series Fabric Switches are designed to extend high-speed SAN capability from the core of the data center to its outer edges—the departmental and outlying workgroups to the data center.

        We also sell our Fabricenter™ Cabinet that can house multiple directors and switches, addressing and optimizing space and connectivity issues for our customers and partners. To provide investment protection, all of our hardware products are backward and forward compatible.

Software Products

        Through our Extendable Open Network, or EON, software architecture, we offer end-to-end total open SAN management through a layered software approach. Our SANavigator® software provides complete SAN monitoring, management, visualization and control of multi-vendor fabric environments.

Our Enterprise Fabric Connectivity Manager, or EFCM, software systematically simplifies the setup and configuration of a SAN with our directors and switches and provides fabric level SAN management and administration. Both SANavigator® and EFCM software can be run locally on the server platform or remotely on any network-attached user workstation in the enterprise. We plan to integrate certain of the features of EFCM into SANavigator® in 2003.

        Our Product Manager, or PM, software provides device level management and administration of our directors and switches. Our Enterprise Operating System,™ or E/OS, software is embedded in our directors and switches and forms the foundation for our Core-to-Edge Enterprise Architecture providing a myriad of advanced services to upper layers of software applications including non-disruptive software code loads (HotCAT™). Finally, our FICON Management Server software is available with our Intrepid™ Directors to provide mainframe customers with automated control of FICON storage networks through a single user interface.

Professional Services and Solutions

        Backing our customers with one of the most experienced and comprehensive SAN consulting organizations in the industry, our Professional Services group helps customers create and implement a SAN that best meets their business objectives and IT strategy. Our full line of service offerings and state-of-the-art tools such as ProSADA™ and SANavigator® allow our customers to efficiently plan, implement, and manage complex SANs world wide. We provide customers with complete turnkey solutions that solve critical customer problems such as e-mail and data protection allowing the customers to focus on their business mission with the assurance of high availability and functionality. We also provide technology-centric, vendor-neutral SAN training to IT professionals through our Learning Services group. Our training emphasizes system-level solutions by teaching IT professionals the skills necessary to be effective in today's multi-vendor, heterogeneous SAN environments.

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

        We sell our products through industry leading OEMs and resellers, including EMC, IBM, Hitachi Data Systems, or HDS, HPQ, Storage Technology Corporation, or StorageTek, Sun Microsystems, Inc., or Sun, and Dell Products L.P., or Dell, as well as distributors and systems integrators around the world. Our goal is to build on our leadership position in providing director class devices to become the leading provider of a full range of switching, software and professional services solutions for the entire business enterprise.

Industry Background

        During the past decade, the volume and value of data created throughout business enterprises has increased dramatically. As a result, the demand for data storage capacity has increased as enterprises increasingly need to access, process and manipulate data that is critical to their businesses. This growth in the volume of data storage has been driven by a number of factors including:

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

        To address the limitations of traditional server-to-storage connections, Fibre Channel technology and related industry standards evolved in the early 1990's as a means to facilitate high-performance storage connectivity. Fibre Channel technology supports large data transfers at transmission speeds of two billion bits, or two gigabit, per second, and is therefore well-suited for data transfers between storage systems and servers, with guaranteed delivery and transmission distances of up to 20 kilometers. "Fibre" refers to the optical or copper cable through which the communication among data storage systems and workstations, servers and other peripherals flows. Connecting network devices through Fibre Channel technology enables the efficient and reliable transfer of data from one network device to another, allowing access from any server to any storage device on the network. Fibre Channel offers the connectivity, distance and access benefits of a network, combined with the high performance and increased capacity of a channel. Since its introduction, Fibre Channel technology has earned widespread acceptance from industry and independent testing organizations.

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

Fabrics allow business enterprises to connect any device on the network to any other device on the network. Optimally, fabrics have directors at the core of the enterprise's data center with switches deployed to the edge of the enterprise's data center. Fabric switching configurations enable every device on the network to have full network bandwidth. Arbitrated loop topology is the simplest SAN configuration, which interconnects up to approximately 126 devices on the network. In an arbitrated loop configuration, unlike a fabric configuration, all devices share available network bandwidth on the network, resulting in decreased performance as the number of devices in the loop increases.

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

  •
  Interoperability—Ensure multi-vendor compatibility and interoperability. Enterprises require SAN infrastructure interoperability, which allows them to integrate SAN products into existing storage architectures, thereby preserving investments in legacy equipment, including both open systems and mainframe environments.

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

The McDATA Solution

        We are a leading provider of high availability SAN hardware and software for connecting servers and storage devices from the core to the edge of an enterprise's data infrastructure. We combine experience in designing, developing and manufacturing high performance SAN solutions with knowledge of business critical applications, service and support to solve complex business problems facing an enterprise's data infrastructure. Our solutions include hardware and software products, methodologies and education that enable businesses to scale their operations globally through a comprehensive, manageable, flexible data infrastructure that is optimized for rapid deployment and responsiveness to customer needs. We believe that our ability to provide interoperable hardware, software and services has allowed us to be the first company to offer true core-to-edge enterprise SAN solutions to our customers in both open and FICON environments. The advantages of our solutions include the following:

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

  •
  Manageability—Comprehensive Control for Low Total Cost of Ownership. Our network management and switching software solutions are designed to enable customers to manage their entire SAN fabric from a central point. For example, our SANavigator® software proactively monitors, manages and controls SANs in a multi-vendor fabric environment. Likewise, our EFCM and SANavigator® software is designed to minimize downtime by proactively monitoring, detecting and isolating fabric conditions that may interrupt the access to or availability of data. Our software solutions are easy to install and operate, and have powerful, built-in diagnostic capabilities designed to enhance troubleshooting methods that reduce the time it takes to restore a fabric to full operation. Product features simplify the overall administration, service and support of the infrastructure, permitting more efficient use of personnel and increased data availability.

  •
  Performance—Industry's Best Price Performance. Our products are designed to offer maximum performance throughout a fabric as the increase in business applications drives growth in storage and server connections. McDATA's serial crossbar architecture provides one of the fastest, most predictive switch performance available today. We have also engineered and deployed the technology for our products to provide customers with more data transmission ports per device. This results in a lower price per port than similarly sized products with fewer ports that must be networked together in order to provide the same number of available ports.

The McDATA Strategy

        We are focused on becoming the leading provider of open storage networking solutions. The key elements of our strategy are the following:

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

  •
  Provide the leading, comprehensive enterprise-wide SAN solution.We believe we are the only company that provides a comprehensive enterprise-wide SAN solution from the core to the edge of the enterprise through our director, switch and software product offerings. We intend to leverage our complete family of core-to-edge solutions to enable more customers to architect, design and deploy large-scale, centrally-managed, enterprise-wide SANs with a high level of infrastructure availability, performance and manageability.

  •
  Lead the ESCON to FICON migration. We delivered the first highly available ESCON director to IBM in 1994 and supplied the vast majority of ESCON directors installed in data centers worldwide. Through our FICON Management Server software, we provide a comprehensive easy-to-use software solution that allows automated control of both FICON and ESCON storage networks. As mainframe customers migrate from IBM's original protocol, ESCON, to FICON, they can purchase our Intrepid™ 6000 Series Director for the core of their SAN and have seamless software management of both protocol environments. FICON is designed to provide Fibre Channel connectivity to mainframe storage devices resulting in enhanced network performance and more efficient management.

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

  •
  Provide complete software fabric solutions. We acquired SANavigator® software to offer market-leading, multi-device, multi-vendor software-based SAN management. We intend to integrate certain features of our EFCM software into SANavigator® to provide even greater visibility into the network structure and details of management functions. We will continue to combine the capabilities of our ASIC technology with our management software products to drive high availability through the fabric. We will invest in our network management software tools to continuously improve overall fabric performance. Our network management software works in conjunction with McDATA device management software tools and other system and storage management platforms to provide a proactive, single system view capability that is required to provide the highest availability of data. Additionally, we plan to provide a comprehensive "open" API to ensure that our partners can actively participate in providing complete open SAN solutions to our combined customer-base.

  •
  Expand multi-channel distribution capability across the enterprise. We plan to continue to develop and expand our direct-assist sales model with our existing and future original equipment manufacturer, reseller and systems integrator customers. In November 2002 we announced a reseller relationship for all of our products with StorageTek and in January and February 2003 we announced OEM relationships for the sale of our products with Dell and Sun. Our future success depends in part on the successful creation of an open market channel through distributors and resellers. To this end, we have developed a network of leading distributor and reseller partners. We intend to enter into agreements with additional distributors and resellers globally to increase our geographic coverage and address new vertical markets.

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

The McDATA Products

        We design, develop, manufacture and sell directors, switches and software that enable enterprise-wide, high performance SANs. We are a technology and market leader for SAN backbone director class devices. We also offer a comprehensive suite of core-to-edge SAN switching products that leverage the core technology advantages of our hardware and software design architecture to address the connectivity needs of business enterprises. Our products are as follows:

  •
  Intrepid™ 6000 Series Directors. Our Intrepid™ 6000 Series Directors provides high performance switching for mass storage clusters and client-server environments. The Intrepid™ 6140 Director is a 140-port Fibre Channel Director that offers high-performance connectivity and high availability. Likewise, our Intrepid™ 6064 Director is a 64-port Fibre Channel Director that offers high-performance connectivity and high availability. These products provide a high-end solution for applications requiring gigabit performance and 24x7 operation. Through their use of redundant single-stage switch elements, the Intrepid™ 6000 Series Directors provide full redundancy in a non-blocking, any-to-any, high port count configuration within the director. The major sub-assemblies of our Intrepid™ 6000 Series Directors are "hot-swappable," meaning that a replacement may be substituted for a defective assembly while the product is performing its normal function, thereby allowing customers to replace and service the unit without interrupting the basic operation of the device. The protocol-independent architecture of our Intrepid™ 6000 Series Directors supports future upgrades for multi-protocol platforms and increased transmission speeds from 1 gigabit, to 2 gigabit and to 10 gigabit when generally available. The Intrepid™ 6140 Director provides the highest port density in the industry measuring 12u ("u" equals 1.75 inches in height) of vertical space, enabling 420 ports to reside in a single Fabricenter Cabinet or any other industry standard rack.

  •
  Sphereon™ 4500 Fabric Switch. Our Sphereon™ 4500 Fabric Switch offers up to 24-ports and delivers "connectivity on demand" through McDATA's FlexPort Technology. Flexport Technology allows small and medium-size companies to build scalable, reliable and easy to manage storage networks starting at 8 ports and then growing, in 8 port increments, to 16 ports and 24 ports in a "pay as you grow" cost effective manner. With each Sphereon™ 4500 Fabric Switch we offer web-based management software known as SANPilot™. SANPilot™ provides the features necessary to easily manage small SAN fabrics. The Sphereon™ 4500 Fabric Switch also offers non-disruptive software code loads (HotCAT™), redundant power and cooling, hot-plug capable transceivers, fibre channel loop connectivity for storage consolidation (directly attaching disk or tape and maximizing storage utilization) and other industry leading features.

  •
  Sphereon™ 3232 Fabric Switch. Our Sphereon™ 3232 Fabric Switch is offered in a 16-port Flexport version and a 32-port Flexport version Our Sphereon™ 3232 Fabric Switch provides versatility for building either a medium-sized SAN or aggregating department networks into an enterprise-wide SAN. Similar to the Sphereon™ 4500 Fabric Switch, the Sphereon™ 3232 Fabric Switch allows customers to pay only for the port capacity they need today without compromising business needs. With each Sphereon™ 3232 Fabric Switch we also offer web-based management software known as SANPilot™. The Sphereon™ 3232 Fabric Switch also offers HotCAT™ code load and activation, redundant power and cooling, hot-plug capable transceivers and other industry leading features.

  •
  Software Products. Through our EON software architecture, we offer end-to-end total open SAN management through a layered software approach. Our SANavigator® software provides complete SAN monitoring, management, visualization and control of multi-vendor fabric environments. Our Enterprise Fabric Connectivity Manager, or EFCM, software systematically simplifies the setup and configuration of a SAN with our directors and switches and provides fabric level SAN management and administration. Our Product Manager, or PM, software provides device level management and administration of our directors and switches. Our E/OS Software is embedded in our directors and switches and provides a myriad of advanced services to upper layers of software applications, including HotCAT™. Our FICON Management Server software is available with our Intrepid™ 6000 Series Directors to provide mainframe customers with automated control of FICON storage networks in a single user interface. Finally, for our Sphereon™ 4500 and Sphereon™ 3232 Fabric Switches, we offer web-based management software known as SANPilot™.

  •
  Fabricenter™ Cabinet. Our Fabricenter™ Cabinet supports internal cable management for 512 Fibre Channel cables and provides 36u of vertical space while occupying only one tile width (24") of valuable floor space. Its sleek, industrial design provides maximum airflow, security and visibility of equipment. The Fabricenter™ Cabinet can house our Intrepid™ 6000 Series Directors and our Sphereon™ Fabric Switches.

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

  •
  user friendly operation;

  •
  automated call home facilities;

  •
  network management that supports both in-band and out-of-band systems; and

  •
  management via our SANavigator®, EFCM, Product Manager and E/OS software management products.

        Our software architecture is based on a McDATA-developed E/OS embedded real-time operating system that provides state-of-the-art intelligent services. Coupled with our EFCM and SANavigator® fabric management applications, our software architecture delivers advanced Fibre Channel services for the entire SAN, using a common set of management applications.

Customers

        Two major customers, EMC and IBM, are significant providers of enterprise storage systems. In 2002, EMC accounted for approximately 54% (down from 69% in 2001), and IBM accounted for approximately 25% (up from 17% in 2001) of our total revenue, respectively. In August 2002 and January and February 2003, we entered into purchase agreements with Dell, StorageTek and Sun, respectively. In addition to our original equipment manufacturers, or OEMs, we also have relationships with resellers and systems integrators. These and our other systems integrator partners will continue to be a strategic focus for us as we continue to expand our business and deploy our OpenReady™ solutions.

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

Sales and Marketing

        Our sales and marketing approach is focused on an indirect sales model executed through OEMs and resellers, such as EMC, IBM, HDS, HPQ, StorageTek, Sun and Dell and our distributors and system integrators. We support these distribution customers in a direct assist model with our field sales and service personnel. In addition, our Professional and Learning services groups are recognized within the industry as technical experts with proven deployment methodologies and a comprehensive Fibre Channel education curricula.

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

        In May of 2000, we entered into a five-year agreement to sell our products to EMC under which we will manufacture our products for EMC's internal use or for delivery directly to EMC's end user customers. Under the terms of this agreement, we provide varying degrees of support for these products to EMC's end user customers. We also entered into a Resale Agreement with IBM in February of 2000 that governs IBM's purchases of our products and appoints IBM as a non-exclusive authorized reselling agent of ours to resell our products and services to IBM reseller and end-user customers. In August 2002 and January and February of 2003, we entered into purchase agreements with Dell, StorageTek, and Sun, respectively. None of these agreements provide for the purchase of a guaranteed minimum amount of product.

        We also intend to continue to sell our products to an expanding list of systems integrators who combine our products with products of other vendors to provide complete SAN solutions. Systems integrators typically provide installation, service and technical support to their end-user customers.

        As of December 31, 2002, our sales organization was located in several major cities in North America and in Germany, the United Kingdom, Japan, France, Italy, Norway, Australia, Hong Kong, Korea, Switzerland, Singapore and China. Our sales and marketing organization includes field sales personnel, systems engineers, channel sales professionals, professional and educational services providers and sales operations professionals.

        For financial information about geographic areas, see Note 13—"Segment Information," of the Notes to Consolidated Financial Statements

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

        We have been certified to ISO9001 standards since 1994 and we are transitioning to ISO9001:2000 standards.

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

Manufacturing

        Our manufacturing facility, located in Louisville, Colorado, is approximately 91,000 square feet. We perform final assembly and testing, finished goods distribution, customer service repair and logistics in this facility. We currently anticipate that this facility will be adequate for us to meet demand for our products for the foreseeable future. In addition, we have available additional manufacturing floor space, multiple shifts and outsourcing options to provide significantly higher volume manufacturing capability if required. In November of 2001, we announced that we planned to implement an "outsourcing focused" manufacturing model. As part of this model, we are in the process of transitioning our manufacturing operations to a contract manufacturer. Please see "—Commitments" on page 38 for a further discussion of our outsourcing activities.

        We subcontract a majority of our production activities, including the manufacture, assembly and testing of a substantial part of our products. We currently utilize Sanmina SCI, Inc., or SSCI, as the primary contract manufacturer for printed circuit board assembly and testing and box build for our Directors and switch products (excluding the Sphereon 4500 fabric switch). SSCI has multiple sites in multiple countries that can be used for disaster recovery or to significantly expand their manufacturing capacity. In May 2002, we outsourced to SSCI the integration of our Directors into cabinets. In February 2003, we renewed our agreement with SSCI for a period of two years. In June 2002, we signed a one-year contract with Solectron Corporation to manufacture our Sphereon™ 4500 (24 port) fabric switch product. Solectron produces these products in Texas and Guadalajara, Mexico. We currently depend upon LSI Logic and IBM for the production of all of our custom ASICs.

        We depend on SSCI, Solectron, IBM, LSI Logic and our other subcontractors to deliver high-quality products in a timely manner, but we cannot assure you that they will be able to do so. We currently have no long-term supply contracts with any of our subcontractors.

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

        Our research and development expenditures were approximately $59 million in 2002, approximately $49 million in 2001 and approximately $38 million in 2000.

Competition

        Although the competitive environment in the SAN market has not yet developed fully, we anticipate that the current and potential market for our products will be highly competitive, continually evolving and subject to rapid technological change. New SAN products are being introduced by various server and storage providers and existing products will be continually enhanced. Our primary competitor in the Fibre Channel switch market is Brocade. Other companies are also providing Fibre Channel switches and other products to the SAN market, including QLogic and INRANGE. In addition, a number of companies, including Emulex Corporation, Interphase Corporation, JNI

Corporation, and Crossroads Systems, Inc. are developing, or have developed, Fibre Channel products other than switches, including adapters and hubs. In the future, we may also compete with networking companies that may develop SAN products or other companies in related or other industries for which future direct participation in the market for switching devices may become strategic. We anticipate that these and other manufacturers of network equipment may introduce new Fibre Channel switch products in the near future. In the future, we may also compete with networking companies or other companies in related or other industries for which future direct participation in the market for switching devices may become strategic. In addition, although EMC agreed for a period of two years after the completion of our August 2000 initial public offering not to develop or manufacture products that compete with our then existing products, since August 2002 EMC has not been contractually restricted from competing with us in the development or manufacture of these products. Moreover, we have granted EMC a license under our patents to make, use and sell any products that EMC was selling or distributing up to the date of the offering, including products that compete with ours. In addition, EMC has agreed to resell certain products offered by one of our competitors.

        In August 2002, Cisco announced that it would be entering the storage switch market with the introduction of a family of switches and directors. In January 2003, Cisco announced that it had entered into a non-exclusive agreement with IBM which would allow IBM to sell storage switches provided by Cisco in addition to the product lines provided by Brocade and us. IBM is our second largest customer, and the agreement between Cisco and IBM may significantly reduce our sales to IBM. Also in January 2003, HP announced that it would resell Cisco's new line of Fibre Channel switches. HPQ has substantial sales within the SAN infrastructure market, and the agreement between HPQ and Cisco could significantly reduce our future sales to HPQ.

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

        Currently, we hold 27 U.S. patents and have 29 additional U.S. patents pending (including 12 pending for SANavigator®). We are seeking additional patent protection for certain additional aspects of our technology. However, it is possible that patents may not be issued for these applications. It is possible that litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Please see "Item 3 Legal Proceedings" in this Form 10-K for a recent patent infringement lawsuit we are pursuing. Litigation could result in substantial costs and diversion of our resources and could materially harm our business. From time to time, we have received, and may receive in the future, notice of claims of infringement of other parties' proprietary rights. Infringement or other claims could be asserted or prosecuted against us in the future, and it is possible that past or future assertions or prosecutions could harm our business. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause delays in the development and release of our products, or require us to develop non-infringing technology or enter into royalty or licensing arrangements. Such royalty arrangements, if required, may not be available on terms acceptable to us, or at all. For these reasons, infringement claims could materially harm our business.

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

Employees

        At December 31, 2002, we had 900 full-time employees. Of these employees, 315 were engaged in engineering and development, 279 in sales and marketing, 137 in manufacturing and customer support, and 169 in finance and administration. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good. We anticipate that we will need to hire additional employees to meet the expected growth of our business.

Available Information

        Our company web site is located at www.mcdata.com. Our web site contains a link to a third party SEC filings web site that makes our filings with the SEC available free of charge as soon as reasonably practicable after they are electronically filed with the SEC. Our filings with the SEC are available free of charge by contacting:

McDATA Corporation
Attn: Investor Relations
380 Interlocken Cresent
Broomfield, Colorado 80021
(303) 460-9200

ITEM 2. Properties

        Our principal facilities for administration, sales, marketing, customer support, manufacturing, engineering and research and development are described below.

Location	Size	Lease Termination	General Use
380 Interlocken Crescent, Broomfield, Colorado	100,207 sq. ft.	February 2006	Admin., Sales & Support
310 Interlocken Boulevard, Broomfield, Colorado	120,129 sq. ft.	December 2003	Labs and Learning Services
1722 Boxelder Street, Louisville, Colorado	91,000 sq. ft.	March 2004	Manufacturing
111 Gordon Baker Road, North York, Ontario	13,263 sq. ft.	June 2003	Engineering
2030 Fortune Drive, San Jose, California	19,779 sq. ft.	Month-to-month	Software Development
4 McDATA Parkway	164,984 sq. ft.	Owned	Engineering

        Our headquarters, manufacturing and engineering operations are currently in separate locations in the greater Broomfield, Colorado area. Based on our anticipated facility growth requirements over the next several years, and in light of lease terms for our currently occupied space, we completed the construction of our new office and engineering building in July 2002. The building has approximately 164,984 sq. ft. of which approximately 137,000 sq. ft. is currently occupied. On February 9, 2001, the Company entered into an operating lease and associated agreements with Deutsche Bank AG, New York Branch, or Deutsche Bank, for the lease of this multi-story office and engineering building. Construction of the building commenced in the first half of 2001 and was completed in July 2002, at which time lease payments were scheduled to commence. As part of the transaction, the Company guaranteed a residual value of the facility to Deutsche Bank of approximately 89% during the construction period and 85% thereafter of the $60 million total original cost and agreed to restrict up to $63 million of its investment securities as collateral for specified obligations under the lease. During the first quarter of 2002, the Company elected to terminate the lease under the provisions of the agreements. On May 9, 2002, the Company entered into a Termination Agreement with Deutsche Bank and recorded approximately $39 million in construction costs as property and equipment. $41 million in restricted assets were used to pay off the lease obligation and construction costs. In addition, a loss of $1.25 million was recorded during the first quarter of 2002 to reflect the write-off of certain lease costs that could not be capitalized.

        As part of our move to the new engineering building, we performed a review of our real estate and facility requirements and identified excess leased facility space that was offered for sublease in August 2002 (see Note 12, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements). We currently intend to vacate the 310 Interlocken building during the third quarter of our new fiscal year and relocate our labs and learning service functions to our new building at 4 McDATA Parkway.

        In addition to the facilities discussed above, we also lease smaller sales, marketing and administrative office space in various locations throughout the world.

        With the leases coming due at our North York, Ontario, Canada and San Jose, California facilities, we will be moving these offices to new locations. These facilities will be slightly increased in size to accommodate growth over the term of the lease. Both new facilities will be occupied in the May/June 2003 time frame.

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

Class Action Laddering Lawsuits

        The Company, one current officer and two former officers have been named as defendants in purported securities class-action lawsuits filed in the United States District Court, Southern District of New York. The first of these lawsuits, filed on July 20, 2001, is captioned Gutner v. McDATA Corporation, Credit Suisse First Boston, Merrill Lynch, Pierce Fenner & Smith Incorporated, Bear, Stearns & Co., Inc., FleetBoston Robertson Stephens et al., No. 01 CIV. 6627. Three other similar suits have been filed against the Company. The complaints are substantially identical to numerous other complaints filed against other companies that went public over the last several years. These lawsuits generally allege, among other things, that the registration statements and prospectus filed with the SEC by such companies were materially false and misleading because they failed to disclose (a) that certain underwriters had allegedly solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of shares in connection with the initial public offerings, or IPOs, and (b) that certain of the underwriters had allegedly entered into agreements with customers whereby the underwriters agreed to allocate IPO shares in exchange for which the customers agreed to purchase additional company shares in the aftermarket at pre-determined prices. The complaints relating to the Company allege claims against the Company, one of the Company's current officers, two former officers of the Company, and CSFB, the lead underwriter of the Company's August 9, 2000 initial public offering, under Sections 11 and 15 of the Securities Act. The complaints also allege claims solely against CSFB and the other underwriter defendants under Section 12(a)(2) of the Securities Act, and claims against the individual defendants under Section 10(b) of the Securities Exchange Act. Although we believe that all of the lawsuits are without legal merit and intend to defend them vigorously, we cannot assure you we will prevail.

        In September 2002, plaintiffs' counsel in the above-mentioned lawsuits offered to individual defendants of many of the public companies being sued the opportunity to enter into a Reservation of Rights and Tolling Agreement that would dismiss without prejudice and without costs all claims against such persons if the company itself had entity coverage insurance. This agreement was signed by Mr. John F. McDonnell, our Chairman, Mrs. Dee J. Perry, our former chief financial officer, and Mr. Thomas O. McGimpsey, our former Vice President and General Counsel and the plaintiffs' executive committee. Under the Reservation of Rights and Tolling Agreement the plaintiffs are required to dismiss the claims against such individuals.

        On February 19, 2003, the court in the above-mentioned lawsuits entered a ruling on the pending motions to dismiss which dismissed some, but not all, of the plaintiffs' claims against us.

Patent Infringement Lawsuit

        On February 14, 2002, we filed a patent infringement lawsuit against Brocade in the United States District Court for the District of Colorado alleging that Brocade's Frame Filtering feature in their products infringed our U.S. Patent No. 6,233,236 "Method and apparatus for measuring traffic within a switch." On March 5, 2002, we filed for a preliminary injunction against Brocade to immediately stop infringing the patent after Brocade announced another product containing its Advanced Performance Monitoring feature.

        On April 8, 2002, Brocade filed an answer to the motion for preliminary injunction generally alleging that Brocade has not infringed and is not infringing the patent. Brocade alleged various counterclaims in its answer including a claim that the patent is invalid and unenforceable, and that we misappropriated trade secret information from Brocade under prior agreements and that a 1999 OEM agreement contained a covenant not to sue. The United States District Court for the District of Colorado on December 6, 2002 denied our motion for a preliminary injunction. We filed documents on December 23, 2002 with the American Arbitration Association to initiate an arbitration proceeding to resolve contract and patent issues relating to the 1999 OEM agreement with Brocade. On January 24, 2003, Brocade, in response to our initiating the arbitration proceeding, filed an answer and counterclaim with the American Arbitration Association that objected to the inclusion of our patent infringement claims in the arbitration, claims the patent is invalid and unenforceable and claims we misappropriated trade secret information from Brocade. Although we strongly believe that Brocade's counterclaims are factually incorrect and without any merit and we intend to vigorously pursue our patent infringement claims against Brocade, we cannot assure you we will prevail.

ITEM 4. Submission of Matters to a Vote of Security Holders

        No shareholder meeting was held in the fourth quarter of 2002. We intend to hold our annual meeting of shareholders in August of 2003. Accordingly, shareholder proposals for inclusion in the annual meeting proxy statement should have been sent to our Secretary at 380 Interlocken Crescent, Broomfield, Colorado 80021 and must have been received by February 16, 2003.

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

        We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and we have not declared or paid any cash dividends on our capital stock since inception, and do not anticipate paying any cash dividends in the foreseeable future. At March 24, 2003, there were approximately 10,430 stockholders of record of our Class A common stock and approximately 295 stockholders of record of our Class B common stock.

        The following table sets forth the range of high and low closing prices per share of our Class A and Class B common stock reported on the Nasdaq National Market during 2003, 2002 and 2001:

	Class A				Class B
	High		Low		High	Low
Year Ended December 31, 2001
First Quarter	$37.06	*	$14.38	*	$69.25	$18.38
Second Quarter	33.56		14.94		39.80	18.13
Third Quarter	21.21		7.70		22.01	7.75
Fourth Quarter	29.71		7.86		29.90	7.98
Year Ended December 31, 2002
First Quarter	$32.45		$11.08		$33.11	$11.41
Second Quarter	12.99		5.88		13.26	6.11
Third Quarter	11.02		5.43		11.30	5.49
Fourth Quarter	8.99		4.40		8.92	4.35
Through March 24, 2003	$10.25		$6.99		$7.02	$10.25

*
Commencing February 8, 2001

ITEM 6. Selected Financial Data

        You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other financial information appearing elsewhere in this document. The consolidated income statements data set forth below with respect to the years ended December 31, 2002, 2001 and 2000, and the consolidated balance sheets data as of December 31, 2002 and 2001 are derived from our audited financial statements appearing in Item 15. The consolidated income statement data set forth below with respect to the years ended December 31, 1999 and 1998, and the consolidated balance sheet data as of December 31, 2000, 1999 and 1998 were derived from audited financial statements not included herein. Historical results are not necessarily indicative of the results of any future period.

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share date)
Consolidated Income Statements Data:
Total revenue	$328,279	$344,406	$248,686	$95,263	$36,548
Total cost of revenue	178,114	215,751	119,543	50,280	13,105

Gross profit	150,165	128,655	129,143	44,983	23,443
Total operating expenses	172,312	156,578	85,724	45,913	32,008

Income (loss) from operations	(22,147)	(27,923)	43,419	(930)	(8,565)
Net income (loss)	$(9,987)	$(8,656)	$30,764	$(1,616)	$(5,118)

Basic net income (loss) per share	$(0.09)	$(0.08)	$0.31	$(0.02)	$(0.06)

Shares used in computing basic net income (loss) per share	113,185	111,475	99,989	91,638	91,000
Diluted net income (loss) per share	$(0.09)	$(0.08)	$0.28	$(0.02)	$(0.06)

Shares used in computing diluted net income (loss) per share	113,185	111,475	107,953	91,638	91,000
	December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Consolidated Balance Sheets Data:
Total assets	$555,191	$513,953	$511,369	$48,424	$39,383
Working capital	283,627	277,471	404,359	15,813	14,028
Debt payable	—	—	—	1,900	1,900
Long-term portion of capital lease obligations	1,540	789	1,624	1,175	1,262
Total stockholders' equity	474,505	469,791	453,813	29,624	25,999

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion and analysis in conjunction with "Risk Factors" and our consolidated financial statements and the related notes appearing elsewhere in this document.

Critical Accounting Policies and Estimates

General

        Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities as of the date of the financial statements. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of McDATA's Board of Directors. Actual results may differ materially from these estimates under different assumptions or conditions. Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of its consolidated financial statements.

Revenue Recognition

        We generally recognize revenue, in accordance with SAB 101, when persuasive evidence of an arrangement exists, products are delivered or services rendered, the sales price is fixed or determinable and collectibility is assured. With respect to revenue from product sales to our resellers and end-user customers, we recognize revenue when title and risk of loss transfer to the customer, generally at the time the product is delivered to the customer. Revenue from product sales to our OEMs and distributors is recognized when title and risk of loss transfer to the customer in accordance with the master agreement, generally upon sell-through to the end-user. Revenue is reduced for estimated customer returns, price protection, rebates, and other offerings that occur under sales programs established with the Company's OEMs, distributors and resellers.

        Service revenues, which to date have not been material, include training, consulting and customer support. Revenue from training and consulting are recognized when the service has been performed and the customer has accepted the work. We recognize revenue from support or maintenance contracts, including post-contract customer support, or PCS, services, ratably over the contractual period.

        We recognize revenue from software products in accordance with the American Institute of Certified Public Accountants' Statement of Position 97-2 (SOP 97-2), as amended. Software revenue is allocated to the software license and PCS service elements using vendor specific objective evidence of fair value, or VSOE, and recognized appropriately as discussed above. VSOE of the fair value for an element is based upon the price charged when the element is sold separately.

        In transactions that include multiple products, services and/or software, we allocate the revenue to each element based on their relative fair values (or in the absence of fair value, the residual method) and recognize the revenue when the above recognition criteria have been met for each element.

Inventory Reserves

        We value our inventory at the lower of cost or net realizable values. We regularly review inventory on hand and record a provision for excess and obsolete inventory based upon assumptions about current and future demand for our products, the current market conditions, new product introductions, new technologies and the current life cycle of our products. Adverse changes in these factors and our assumptions could result in an increase in the amount of excess and obsolete inventory on hand and increase our cost of revenue.

        Additionally, we have certain purchase commitments with our contract manufacturers that are non-cancelable. We may be liable for materials that our third-party manufacturers purchase on our behalf if our actual requirements do not meet or exceed our forecasts and those materials cannot be redirected to other uses by the contract manufacturers. We evaluate these open purchase orders in light of our current inventory on hand, expected demand, market conditions and new product introductions. Based on this information, we record purchase obligations for inventory we believe is excess or obsolete and cannot be redirected to other uses by our contract manufacturers. Adverse changes in our and our contract manufacturers' calculations and assumptions concerning these purchase commitments may result in an increase to our vendor obligations and increase our cost of revenue.

        During the year ended December 31, 2002 and 2001, we recorded $9.5 and $25.1 million, respectively, of net write downs to our inventory related to a review of obsolescence, end-of-life and demonstration/evaluation inventories, on-going inventory commitments and a year-end physical inventory analysis. As a result of our outsource-focused manufacturing model, our net inventory balance at December 31, 2002 was $8.1, down from $24.8 million at December 31, 2001.

Valuation of Accounts Receivable

        We review accounts receivable to determine which are doubtful of collection. In addition, we also make estimates of potential future product returns. In making the determination of the appropriate allowance for doubtful accounts and product returns, we consider specific accounts, analysis of our accounts receivable aging, changes in customer payment terms, historical write-offs and returns, changes in customer demand and relationships, concentrations of credit risk and customer credit worthiness. Historically, we have experienced a low level of write-offs and returns given our customer relationships, contract provisions and credit assessments. Changes in the credit worthiness of customers, general economic conditions and other factors may impact the level of future write-offs and product returns and increase our general and administrative expenses.

Warranty Provision

        We also provide for estimated expenses for warranty obligations as revenue is recognized. Our warranty accruals utilize management's estimates of potential future product warranty claims including the estimated numbers of failures by product and estimated costs to repair or replace failed product. We have not experienced material warranty claims, however material warranty claims, including the catastrophic or epidemic failure of any one of our products, would require revisions to the estimated warranty liability and could significantly increase our product costs, reduce revenue and cause significant customer relations problems.

Valuation of Deferred Taxes

        Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We are required to estimate our income taxes in each jurisdiction where we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. At December 31, 2002, our deferred tax assets equaled $36.4 million. We are required to assess the likelihood that our net deferred tax assets will be recovered from future taxable income. We have considered estimated future taxable income and our ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance and concluded that no such allowance is required at December 31, 2002. In the event we were to determine that we would not be able to realize deferred tax assets in the future, we would have to record a valuation allowance that would significantly reduce net income in the period such a determination were made.

Valuation of Long-Lived Assets Including Goodwill and Purchased Intangible Assets

        We review property, plant and equipment and purchased intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Our asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. This approach uses our estimates of future market growth, forecasted revenue and costs, expected periods the assets will be utilized and appropriate discount rates.

        We have performed and will perform an annual impairment test for goodwill in accordance with Statement of Financial Accounting Standards No. 142 (SFAS 142). This review is based on a comparison of the fair value of our assets including goodwill balances using discounted estimated cash flows to the net carrying value of our assets. The assumptions used to estimate fair value include our best estimate of future growth rates, capital expenditures, discount rates and market conditions over an estimate of the remaining operating period. We performed the 2002 impairment test and determined that no impairment loss should be recognized. Due to changing business conditions, future tests may result in a need to record a loss due to write down of the value of goodwill. At December 31, 2002, goodwill recorded in the consolidated balance sheet totaled $11.7 million.

        We currently operate our business as a single solutions business and do not maintain separate cash flows or operating margins. Future operating losses, deterioration of our business or segmentation of our operations in the future could also lead to impairment adjustments as such issues are identified.

Results of Operations

        The following table sets forth certain financial data for the periods indicated as a percentage of total revenues.

	Years Ended December 31,
	2002	2001	2000
Revenue	100.0%	100.0%	100.0%
Cost of revenue	54.2	62.6	48.1

Gross profit	45.8	37.4	51.9
Operating Expenses:
Research and development	18.1	14.3	15.2
Selling and marketing	22.9	20.5	13.6
General and administrative	9.0	5.9	3.0
Acquired in-process research & development and other acquisition related costs	—	2.7	—
Amortization of deferred compensation	2.5	2.1	2.6

Operating expenses	52.5	45.5	34.4
Income (loss) from operations	(6.7)	(8.1)	17.5
Interest and other income (expense), net	2.0	4.1	3.3

Income (loss) before income taxes	(4.7)	(4.0)	20.8
Income tax expense (benefit)	(1.7)	(1.5)	8.4

Net income (loss)	(3.0)%	(2.5)%	12.4%

Revenues

        Our revenue for the year ended December 31, 2002 was $328.3 million, a 5% decrease compared with revenue of $344.4 million for the year ended December 31, 2001. Our revenue in 2002 was negatively impacted by the unfavorable economic conditions and suppressed IT storage and infrastructure spending, in particular in the high-end director market and our transition from 1 Gb to 2 Gb products in the first half of 2002. This environment had a particularly negative effect on our product revenue, which declined to $284.1 million for the year ended December 31, 2002 from $300.3 million for the year ended December 31, 2001. In the last half of 2002, however, our new product introductions, including our 2 Gb directors and switches and our Sphereon™ 4500 switch, with Flexport capability, were widely received with higher than expected demand and revenue in the last half of 2002. We cannot predict when the IT spending environment will improve, if at all. There continues to be a level of uncertainty as to how the macro economic environment may influence IT spending in 2003. We are pleased, however, with the demand for our new products and expect the demand to continue into our fiscal 2003 year. Lastly, our sale of the HBA product line in early 2002 reduced our product revenue by approximately $12.8 million from 2001 levels.

        Revenue for the year ended December 31, 2001 represented a 39% increase over revenue of $248.7 million in 2000. Product revenue of $300.3 million for the year ended December 31, 2001 was a 35% increase over product revenue of $222.7 million in 2000. This revenue increase was generated from the increased demand in our storage products including our newly introduced 6000 Series Director and 3000 Series switch products.

        Software and service revenue increased 8% to $29.8 million in 2002 from $27.5 million in 2001 and $9.3 million in 2000. We continue to experience revenue growth from the sale of all our software products, in particular our SANavigator® software product that was acquired as part of the business acquisition completed in late September 2001. The 195% increase in software and service revenue for the year ended December 31, 2001 from the year ended December 31, 2000 included an approximate $4.9 million of software revenue that was deferred pursuant to a contract obligation that did not meet our revenue recognition criteria until 2001 when the deferred software revenue was recognized in full.

        Other revenues for the year, including service fees earned under an ESCON Service agreement with EMC, declined to $14.4 million in 2002 from $16.6 million in 2001 and $16.7 million in 2000. This revenue also reflects the growth in maintenance fees, which outpaced the decline in service fees related to the ESCON products. We anticipate that service revenue from EMC under the ESCON service agreement will continue to decrease in future years.

        A significant portion of our revenue is concentrated with two of our OEM customers. For the year ended December 31, 2002, approximately 53% of our total revenue, excluding the ESCON service fee, came from our former parent, EMC, compared to 66% in 2001 and 71% in 2000. In February 2001, EMC distributed its remaining shares of McDATA Class A common stock in a tax-free distribution to its shareholders. EMC no longer has any ownership in or voting power over McDATA and, therefore, is no longer considered a related party. Additionally, IBM contributed approximately 25% of our total revenue for the year ended December 31, 2002 compared to 17% in 2001 and 14% in 2000. We expect a majority of our revenues in the foreseeable future to be derived from these two customers. The level of sales to any single customer may vary and the loss of any one significant customer, or a decrease in the level of sales to any significant or group of significant customers, could harm our financial condition and results of operations.

        Domestic and international revenue was approximately 63%and 37% of our total revenue, respectively, for the year ended December 31, 2002. For the year ended December 31, 2001, domestic and international revenue was approximately 76% and 24% of our total revenue, respectively, and for the year ended December 31, 2000, domestic and international revenue was approximately 69% and 31%, respectively. Revenue is attributed to geographic areas based on the location of the customers to which our products are shipped including shipments to OEM customers who take possession of our products domestically and then distribute the products to their international customers.

Gross Profit

        Gross profit for the year ended December 31, 2002 was 46% compared to 37% in 2001 and 52% in 2000. The significant increase in our gross margin during 2002 was the result of higher margin sales realized on our 2002 product and software introductions as well as reduced inventory costs related to lower inventory write-downs of $9.4 million in 2002 compared to $21.0 million in 2001 when we discontinued certain products, and our increased focus in 2002 on our outsource-focused manufacturing model. Offsetting the impact of these activities was the sale of certain high-cost inventory manufactured in the last half of 2001 and increased capitalized software amortization expense. As expected, this high cost inventory was fully depleted by the end of the quarter ended June 30, 2002.

        The decrease in our gross margin percentage for the year ended December 31, 2001 from the year ended December 31, 2000 was primarily the result of increased manufacturing and component costs and inventory related charges. During 2001, we experienced increased manufacturing and component costs related to a transition to multiple product lines and quality problems on component parts. Specifically, we incurred increased costs related to some mechanical features of our low-end and mid-range switch products. Also, we incurred additional costs related to our die-cast chassis for these products. We continued to use this high cost inventory at the end of December 31, 2001. In addition, gross margins in 2001 were adversely affected by charges of approximately $21.0 million primarily related to excess and obsolete inventory held by both the company and our contract manufacturers.

Operating Expenses

        Research and Development Expenses.    Research and development expenses increased to $59.3 million for 2002, compared with $49.2 million and $37.8 million for the years ended December 31, 2001 and 2000, respectively. The approximate $10.2 million or 21% increase was primarily attributable to increases in staffing levels, non-recurring engineering charges, and depreciation related to engineering and test equipment. Offsetting these expenses were approximately $8.7 million of software development costs that have been capitalized and are amortized over the useful life of the underlying products as costs of revenue. Capitalized software costs were $481,000 and $0 for the years ended December 31, 2001 and 2000, respectively. Capitalized software development costs have increased with the acquisition of the SANavigator® software business and the development of our new director and switch products.

        Selling and Marketing Expenses.    Selling and marketing expenses increased to $75.2 million for 2002, compared with $70.5 million and $34.0 million for the years ended December 31, 2001 and 2000, respectively. Increases in sales and marketing expenses were primarily due to the expansion of our sales and marketing organizations, and increased salaries and commissions associated with increased revenues. In addition, as a result of our anticipated transition of our products to 2 Gb technology in the second quarter of 2002, we recorded a charge of $4.1 million in the fourth quarter of 2001 primarily related to the impairment of certain 1 Gb related equipment currently used for demonstration and evaluation purposes. We believe that continued investment in our sales and marketing functions is critical to the success of our business strategies.

        General and Administrative Expenses.    General and administrative expenses increased to $29.5 million for 2002 compared with $20.3 million for 2001 and $7.5 million for 2000. The increase for the year ended December 31, 2002 was due primarily to increased staffing levels, higher facilities costs associated with our new campus building, a $1.25 million charge related to the termination of our collateralized lease agreement and increased legal fees due to the patent infringement lawsuit.

        Acquired In-Process Research and Development and Other Acquisition-related Costs.    In connection with our acquisition of SANavigator in September 2001, we incurred non-recurring acquisition costs and integration-related charges. Additionally, a portion of the SANavigator purchase price was allocated to in-process research and development (IPR&D). This IPR&D was expensed at the time of purchase because technological feasibility had not been established and no future alternative use existed. The IPR&D charge totaled $7.2 million for the year ended December 31, 2001. There were no corresponding charges for the years ended December 31, 2002 and 2000. The other acquisition-related charges recorded during the year ended December 31, 2001, related primarily to one-time consideration paid for the completion of ongoing employment arrangements with SANavigator employees. There have been no acquisitions of IPR&D during the years ended December 31, 2002 and 2000.

        Amortization of Deferred Compensation.    We have recorded deferred compensation in connection with certain Class B stock options granted prior to our August 9, 2000 initial public offering and certain restricted Class B stock grants issued under our executive compensation plan. We are amortizing all deferred compensation on a straight-line basis over the vesting period of the applicable options and stock awards, resulting in amortization expense of $8.9 million, $8.7 million and $8.4 million in the years ended December 31, 2002, 2001 and 2000, respectively (of which approximately $601,000, $1,437,000, and $1,907,000, respectively, is included in costs of revenue).

        Interest and Other Income.    Interest income and other consisted primarily of interest earnings on our cash, cash equivalents and various investment holdings. Interest income was $6.9 million, $14.5 million and $8.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. The decrease in investment income during 2002 was primarily the result of a decrease in our investment balances and declining interest rates realized during 2002. The average rate of return on investments for the year ended December 31, 2002 was 2.2% compared to 3.9% and 5.9% for the years ended December 31, 2001 and 2000, respectively. Increases in interest income from 2001 were due primarily from the investment of the net proceeds from our initial public offering in August 2000. Interest income is expected to increase in future periods as a result of income earned on the proceeds from our February 2003 convertible debt offering. This increased income will be offset in future periods by increased interest expense related to the debt.

        Provision for Income Taxes.    Our effective tax rate for the year ended December 31, 2002 was 35.6%, compared with 37.0% and 40.4% for the years ended December 31, 2001 and 2000, respectively. Our effective tax rates have historically differed from the federal statutory rate for various reasons. The effective tax rate in 2001 decreased from 2000 primarily due to the favorable tax benefit of increased municipal interest income. We currently anticipate an effective tax rate of approximately 36% for our new fiscal year ending on January 31, 2004. Our ability to realize this tax rate requires that we generate the pretax income as planned, including maintaining the level of research and development spending. To the extent that our revenues and earnings differ from our expectations, or unfavorable changes in tax laws and regulations occur, our tax rate could change.

Liquidity and Capital Resources

        Cash and cash equivalents and available-for-sale investments were $303 million at December 31, 2002, a decrease of $8 million from $311 million at December 31, 2001. We generated approximately $30.5 million in net cash from operating activities, primarily from net income before non-cash charges including depreciation and amortization, deferred compensation, inventory-related charges and deferred income tax benefits. Also, included in cash from operations was $3.1 million of income tax benefits related to employee stock option transactions. At December 31, 2002, we had deferred tax assets of $36.4 million which we believe will be realizable through future profitable operations.

        Net cash used in investing activities was $27 million. During the year ended December 31, 2002, we completed and occupied our office and engineering building in which contributed to the approximate $72 million of purchases of property and equipment. Offsetting these capital purchases was $46 million of net maturities of our short- and long-term investments, including the approximately

$41 million of restricted assets used for the campus building under the terminated collateralized lease agreement (see discussion below).

        Net cash from financings was near zero as proceeds of $2.4 million from the issuance of common stock related to employee participation in our employee stock plans substantially offset $2.7 million of repayments of our obligations under our capital leases.

        Our principal sources of liquidity at December 31, 2002 consisted of our cash and available-for-sale investments of $303 million, net accounts receivable of $73.9 million and our equipment financing arrangements, which totaled approximately $2.7 million. Borrowings under our equipment financing arrangements are secured by the related capital equipment and are payable through December 31, 2005. In addition, in February 2003, the Company sold $172.5 million of 2.25% convertible subordinated notes due February 15, 2010, raising net proceeds of approximately $167.1 million. The notes are convertible into our Class A common stock at conversion rate of 93.3986 shares per $1,000 principal amount of notes (aggregate of approximately 16.1 million shares). Upon a conversion, the Company may choose to deliver shares of our Class A common stock, or, in lieu of shares of our Class A common stock, cash or a combination of cash and shares of Class A common stock.

Commitments

        We have contracted with the contract manufacturers for the manufacture of printed circuit boards and box build assembly for specific Fibre Channel directors and switches. The agreements require us to submit purchasing forecasts and place orders sixty calendar days in advance of delivery. At December 31, 2002, our commitment with the contract manufacturers for purchases over the next sixty days totaled $54 million. Additionally, the contract manufacturers had on hand materials purchased on behalf of McDATA valued at approximately $46 million. Finally, the contract manufacturers have outstanding purchase commitments outstanding related to materials that had also been ordered by our contract manufacturers on our behalf. We may be liable for materials that the contract manufacturers purchase on our behalf if our actual requirements do not meet or exceed our forecasts and those materials cannot be redirected to other uses. At December 31, 2002, we had recorded obligations of approximately $10.0 million primarily related to materials purchased by SSCI for certain end-of-life and obsolete material used to manufacture our products. We do not expect the remaining commitments under these agreements to have a continued material adverse effect on our business, results of operations, financial position or cash flows.

        On February 9, 2001 (and amended on May 18, 2001, November 9, 2001 and January 24, 2002), we entered into an operating lease and associated agreements with Deutsche Bank for the lease of an approximately 167,000 square foot multi-story office and engineering building to be constructed on a 106 acre parcel of land located in Broomfield, Colorado. Construction of the building commenced in the first half of 2001 and completed in July 2002, at which time lease payments were scheduled to commence. As part of the transaction, we guaranteed a residual value of the facility to Deutsche Bank of approximately 89% during the construction period and 85% thereafter of the $60 million total original cost. We agreed to restrict up to $63 million of our investment securities as collateral for specified obligations under the lease. During the first quarter of 2002, we elected to terminate the lease under the provisions of the agreements. On May 9, 2002, we entered into a Termination Agreement with Deutsche Bank and recorded approximately $37 million in construction costs as property and equipment. Additionally, $41 million in restricted assets were used to pay down the balance of the lease obligation and construction costs. A loss of $1.25 million was recorded during the first quarter of 2002 to reflect the write-off of certain lease costs that could not be capitalized. As of June 30, 2002, construction of the new building was substantially complete and occupation of the building by our engineering departments began in July 2002.

        The following table summarizes our contractual obligations (including interest expense) and commitments as of December 31, 2002 (in thousands):

	Total	Less than 1 year	1-3 years
Non-cancelable operating leases	$14,730	$7,865	$6,865
Capital leases	3,360	1,755	1,605
Vendor reserves	10,000	10,000	—

        We believe our existing cash, short-term and long-term investment balances, and cash expected to be generated from future operations will be sufficient to meet our capital and operating requirements at least through the next twelve months, although we could be required, or could elect, to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development of new products and expansion of sales and marketing, the timing of new product introductions and enhancements to existing products, and market acceptance of our products.

Inflation

        We believe that our revenue and results of operations have not been significantly impacted by inflation during the last three fiscal years.

Recent Accounting Pronouncements

        In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 provides guidance related to accounting for costs associated with disposal activities covered by SFAS 144 or with exit or restructuring activities previously covered by Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 supercedes EITF Issue No. 94-3 in its entirety. SFAS 146 requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred. SFAS No. 146 will be applied prospectively to exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement is not currently anticipated to have a material impact on the Company's financial position or results of operations.

        In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of the obligation assumed under a guarantee. In addition, FIN 45 requires interim and annual disclosures about the guarantees that an entity has issued, including a rollforward of the entity's product warranty liabilities. The recognition and measurement provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. Management is currently evaluating the recognition and measurement effects of FIN 45, however, management does not expect that the adoption of FIN 45 will have a material effect on the Company's financial position, results of operations, or cash flows. The Company adopted the disclosure provisions of FIN 45 during the fourth quarter of fiscal 2002.

        In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Management is currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on its financial position and results of operations.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" (SFAS 148). SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Management does not expect the adoption of SFAS 148 to have a material effect on the Company's financial position, results of operations, or cash flows.

Item 7A. Qualitative and Quantitative Disclosure about Market Risk

        We are exposed to market risk, primarily from changes in interest rates and credit risks.

Interest Rate Risk

        Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our cash and cash equivalents and our investment portfolio. Our investment portfolio is primarily maintained in four major financial institutions in the United States and consists primarily of readily marketable investment-grade debt securities of various issuers and maturities ranging from overnight to ten years. All investments are denominated in U.S. dollars and are classified as "available for sale." These instruments are not leveraged, and are not held for trading purposes. As interest rates change, the amount of unrealized gain or loss on these securities will change.

        We have performed a sensitivity analysis as of December 31, 2002, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of interest rates with all other variables held constant. The discount rates used were based on the market interest rates in effect at December 31, 2002. The sensitivity analysis indicated that a hypothetical 10% increase in interest rates would result in a decrease in the fair values of our investment instruments of approximately $320,000 assuming that such investment holdings remained constant through the year 2002 and an increase of investment income of approximately $594,000. A hypothetical 10% decrease in interest rates would result in an increase of the fair values of our investment instruments of approximately $325,000 and a decrease in investment income of approximately $601,000.

Credit Risk

        Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, short- and long-term investments, trade receivables and certain share option transactions. The Company places its temporary cash investments and short- and long-term investments in investment grade instruments and limits the amount of investment with any one financial institution. The Company evaluates the credit risk associated with each of its customers and has concluded that it does not have a material exposure to credit risk with its customers.

        In February 2003, the Company sold $172.5 million of 2.25% convertible subordinated notes due February 15, 2010. In conjunction with the issuance of these convertible notes, we also entered into share option transactions on our Class A common stock with Bank of America, N.A. and/or certain of its affiliates. Subject to the movement in our Class A common stock price, we could be exposed to credit risk arising out of net settlement of these options in our favor. Based on our review of the possible net settlements and the credit strength of Bank of America, N.A. and its affiliates, we have concluded that we do not have a material exposure to credit risk as a result of these share option transactions.

ITEM 8. Consolidated Financial Statements and Supplementary Data

        For a discussion of the information required by this item, you should refer to pages F-1 through F-26 in Item 15(a) of this Form 10K.

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        We have nothing to report under this item.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

        The following table sets forth certain information regarding our executive officers and directors as of the date of this Annual Report:

Name	Age	Position
John F. McDonnell	58	Chairman of the Board of Directors
John A. Kelley, Jr.	53	President, Chief Executive Officer and Director
Ernest J. Sampias	52	Chief Financial Officer and Senior Vice President of Finance
Alain F. Andreoli	43	Executive Vice President of Sales and Service
Jean M. Becker	43	Senior Vice President of Engineering
Robert F. Finley	53	Vice President of Manufacturing
Michael B. Gustafson	36	Senior Vice President of Worldwide Marketing
Karen L. Niparko	46	Vice President of Business Operations and Vice President of Human Resources
Donald P. Wenninger	52	Vice President and Chief Information Officer
John W. Gerdelman(3)(4)	50	Director
Charles C. Johnston(1)	67	Director
D. Van Skilling(1)(3)	69	Director
Thomas M. Uhlman(2)(4)	55	Director
Laurence G. Walker(2)(4)	54	Director
Betsy S. Atkins(2)(3)	48	Director
Michael J. Sophie(1)	45	Director

(1)
Member of Audit Committee

(2)
Member of Compensation Committee

(3)
Member of Governance and Nominating Committee

(4)
Member of Technology Committee

Executive Officers and Directors

        John F. McDonnell is a founder and Chairman of McDATA and served as Chief Executive Officer of McDATA from its inception in 1982 to 2002, as President from 1982 to 2001 and as Chairman of the Board of Directors since 1998. Mr. McDonnell has more than 31 years of experience in the data communications field, including 26 years in corporate and technical management and 5 years in engineering. Prior to founding McDATA, he held various corporate management and engineering positions at Storage Technology Corporation and Computer Communications, Inc. Mr. McDonnell attended California State University at Long Beach.

        John A. Kelley, Jr. has been President and Chief Executive Officer since August 2002 and a Director since August 2001 and was President and Chief Operating Officer from August 2001 to August 2002. Prior to joining McDATA, Mr. Kelley was Executive Vice President for Qwest Communications International Inc., or Qwest, from July 2000 to January 2001. Prior to the acquisition of U S WEST by Qwest, he was Executive Vice President for U S WEST from April 1995 to June 2000. Prior to his employment at U S WEST, Mr. Kelley was in key positions at Mead Corporation's Zellerbach Southwest businesses. Mr. Kelley received his Bachelor of Science degree in business from the University of Missouri, St. Louis. He serves on the board of directors of Polycom, Inc. and Captaris, Inc., and is also chairperson of the board of directors of INROADS of Colorado, a not-for-profit mentoring program and a board member of the Women's Vision Foundation.

        Ernest J. Sampias has been the Senior Vice President of Finance and Chief Financial Officer since June 1, 2002. Prior thereto he was Vice President of Finance from September 2001 to May 2002 and Controller from September 2001 to February 2003. Prior to joining McDATA, Mr. Sampias was Vice President and Chief Financial Officer of Convergent Communications, Inc. from November 2000 to May 2001 and was Vice President and Chief Financial Officer of U S WEST Dex, Inc. from 1997 to 2000 and held various financial management positions with U S WEST from 1985 to 2000. Mr. Sampias is a Certified Public Accountant, received a Masters degree in Taxation in 1979 from Depaul University in Chicago, Illinois, and received a Bachelor of Science Degree (with distinction) in Business in 1973 from Indiana University. Mr. Sampias also sat on the Board of Directors of PointServe Corporation from March 2000 to November 2000.

        Alain F. Andreoli has been Executive Vice President of Sales and Services since December 2002. Prior to joining McDATA, Mr. Andreoli was President, Chief Operating Officer and Executive Director for Verio Inc., or Verio, since July 2001. Prior to joining Verio, Mr. Andreoli was Corporate Vice President and General Manager for International Operations, Global Services and e-Business from February 2000 and Vice President and General Manager, EAME from June 1997 at Storage Technology Corporation. Prior to joining Storage Technology Corporation, Mr. Andreoli held various international and global management positions with Texas Instruments Incorporated. Mr. Andreoli holds a degree from the CERAM School of Business in Valbonne, France (French MBA equivalent).

        Jean M Becker has been the Senior Vice President of Engineering since December 2002. Prior to joining McDATA, Ms. Becker was President of Qwest Solutions from July 2001 and Senior Vice President of Qwest National xDSL/Broadband Deployment from July 2000. Prior to Qwest, Ms. Becker held the Chief Technology Officer and Senior Vice President, Vice President of Network Planning and other senior management positions with U S WEST since 1988. Ms. Becker earned a Masters of Business and Administration degree in 1992 from Portland State University and earned a Bachelor of Science in Electrical Engineering in 1988 from Portland State University.

        Robert F. Finley has been Vice President of Manufacturing since June 2001. Prior to joining McDATA, he served as Vice President, Business Programs Management—Global Accounts at SMTC Corp. from December 1996 to May 2001. Prior to joining McDATA, Mr. Finley held several positions at SMTC including Director of Materials, MIS, Document Control, Component Engineering and Supplier Quality Assurance and Director of Manufacturing Operations from February 1991 to December 1996. In addition, Mr. Finley worked for McDATA from 1987 to 1990 as a manager of quality assurance, reliability engineering and mechanical procurement and a manager of turnkey operations. Mr. Finley holds a Bachelor's degree in electronics engineering technology from Arizona State University.

        Michael B. Gustafson has been Senior Vice President of Worldwide Marketing since June 2002. From March 1999 until June 2002, he served as our Vice President of Worldwide Sales. Mr. Gustafson also had responsibility for McDATA's Professional and Learning Services offerings from March 1999 to December 2000. From May 1998, when he joined McDATA, until March 1999, Mr. Gustafson served as a regional sales manager of McDATA. Prior to joining McDATA, Mr. Gustafson spent nine years with IBM serving in various sales management positions, including most recently as Business Unit Executive and Director of U.S. Channel Field Sales of IBM from June 1997 until May 1998. Mr. Gustafson received his Bachelor of Science degree in business administration from Washington University in St. Louis.

        Karen L. Niparko has been Vice President of Business Operations since October 2002 and prior thereto was Vice President of Human Resources from September 2001 to October 2002. Prior to joining McDATA, Mrs. Niparko was Executive Consultant for Corporate Solutions, Inc. from April 2001 to September 2001, Corporate Vice President of Human Resources and Officer and former Vice-President of Human Resources for Worldwide Sales & Service of Storage Technology Corporation

from April 1997 to February 2001, Vice President of Operations for Auto-trol Technology Corporation from January 1993 to April 1997. Mrs. Niparko has a Master of Business Administration from the University of Colorado, a Bachelor of Arts degree from the University of Michigan and a Certificate for Leadership for Sr. Executives Programs from Harvard University. Mrs. Niparko serves on the Boards of the Colorado Safety Association and INROADS-Colorado Inc., both non-profit organizations. She served as Chair for the eLearning committee of Governor Owen's Strategy Workforce Development Council. She is an advisor for the Chancellor's Community Advisory Committee for the University of Colorado at Boulder and a member of the Women's Vision Foundation.

        Donald P. Wenninger has been Vice President and Chief Information Officer since February 2000. Prior to joining McDATA, Mr. Wenninger served as Vice President of Information Technology at Vixel Corporation from December 1996 to February 2000, and from 1979 to 1996 held IS management, engineering and planning positions at Intemec, Boeing and IBM. Mr. Wenninger holds a Bachelor of Science degree in Business, a Masters of Business Administration degree in Engineering Technology, and a Masters of Business Administration degree in Information Technology from City University in Bellevue, Washington.

        John W. Gerdelman, Chief Executive Officer of Metromedia Fiber Network, has served as a director of McDATA since May 1998. Mr. Gerdelman took on the position of Chief Executive Officer of MFN, a fully integrated fiber optic and data center services company, in April 2002 in connection with a bankruptcy reorganization of MFN. Prior thereto, he was Managing Member of Mortonsgroup LLC, an information technology and telecommunications venture firm, from October 1999. From April 1999 to October 1999, Mr. Gerdelman was Chief Executive Officer of U.S.A.NET, a privately held provider of innovative e-mail solutions. Prior to U.S.A.Net, Mr. Gerdelman was President of the network and information technology division of MCI Telecommunications Corporation, or MCI. Mr. Gerdelman's 13-year tenure at MCI covered all areas of the company, including sales, marketing, service, network operations and information technology. His experience at MCI included three years as President and Chief Executive Officer of a startup call center company, PTI Services Corporation, after which he returned to MCI upon its acquisition. Before joining MCI, Mr. Gerdelman was with Baxter Travenol Corporation in sales operation. He also served in the U.S. Navy as a Naval Aviator. He received his Bachelor of Science degree in chemistry from the College of William and Mary. Mr. Gerdelman currently serves as a director of APAC, Sycamore Networks, Inc. and Intelliden Corporation.

        Charles C. Johnston, Chairman of Ventex Technologies, Inc., AFD Technologies, Inc., J&C Resources, LLC, and Ultraclenz Corporation, has served as a director of McDATA since May 1998. Mr. Johnston has been Chairman of AFD Technologies, Inc., J&C Resources, LLC, and Ultraclenz Corporation since 1992 and Chairman of Ventex Technologies, Inc. Mr. Johnston was founder, Chairman and CEO of ISI Systems, a developer of software systems and related services, from 1969 to 1992 (ISI was sold to Teleglobe Corporation of Montreal, Canada in 1989). He served in various capacities at IBM from 1959 until 1965 and served as Director of Grumman Corporation and Teleglobe Corporation from 1989 to 1994. He received his Bachelor of Science degree in 1957 from Worcester Polytechnic Institute. He currently serves as a director of AuthentiDate Holding Corporation, Internet Commerce Company and Visual Data.

        D. Van Skilling, President of Skilling Enterprises, has served as a director of McDATA since May 1998. Mr. Skilling has served as President of Skilling Enterprises since March 1999. He retired as Chairman and Chief Executive Officer of Experian Information Solutions, Inc., formerly TRW Information Systems & Services, in April 1999. From September 1996 until April 1999, Mr. Skilling was Chairman and Chief Executive Officer of Experian. From March 1970 until September 1996, Mr. Skilling was the Executive Vice President of TRW Information Systems and Services. He received his Bachelor of Science degree in chemistry from Colorado College and his Master of Business

Administration degree in International Business from Pepperdine University. He currently serves on the Boards of Directors of The Lamson & Sessions Company, First American l Corporation and American Business Bank and is Chairman of the Board of Trustees of Colorado College.

        Thomas M. Uhlman, Managing Partner of New Ventures Partners, LLC, has served as a director of McDATA since May 1998. Mr. Uhlman has been Managing Partner, New Venture Partners, LLC since January 2001. From 1997 to 2001, Mr. Uhlman was President, New Ventures Group at Lucent Technologies. From 1996 to 1997, Mr. Uhlman was Senior Vice President, Corporate Strategy, Business Development and Public Affairs of Lucent Technologies. From 1995 to 1996 Mr. Uhlman was the Vice President, Corporate Development of AT&T Corp. Prior to joining AT&T, he was with Hewlett-Packard Company in various advisory and management roles. He received his Ph.D. in Political Science from the University of North Carolina—Chapel Hill, his Masters degree in management from Stanford University School of Business and his Bachelor of Arts degree in political science from the University of Rochester.

        Laurence G. Walker, an independent investor, has served as a director of McDATA since May 1998. Previously, Mr. Walker served as Vice President of Strategy of the Network & Computing Systems Group of Motorola from February 2002 until May 2002. From August 2001 until February 2002, Mr. Walker served as Vice President and General Manager of the Network & Computing Systems Group of Motorola. Mr. Walker co-founded C-Port in November 1997 and was Chief Executive Officer until August 2001. C-Port was acquired by Motorola in May 2000. From June 1997 until October 1997, Mr. Walker was self-employed. From August 1996 until May 1997, Mr. Walker served as Chief Executive Officer of CertCo, a digital certification supplier. Prior thereto, he was Vice President and General Manager, Network Product Business Unit, Digital Equipment Corporation from January 1994 to July 1996. From 1981 to 1994, he held a variety of other management positions at Digital Equipment Corporation. He received his Ph.D. and Master of Science degree in electrical engineering from the Massachusetts Institute of Technology and his Bachelor of Science degree in Electrical Engineering from Princeton.

        Betsy S. Atkins, Chief Executive Officer of Accordiant Ventures, has served as a director of McDATA since April 2002. Ms. Atkins has been the Chief Executive Officer of Accordiant Ventures, an independent venture capital firm focused on the telecommunications industry, since 1996. Ms. Atkins was a co-founder of Ascend Communications, Inc. in 1989, and served as its International Sales and Marketing Vice President and as a member of its board of directors prior to its acquisition by Lucent Technologies in 1999. Ms. Atkins currently serves on the Boards of Directors of Polycom, Inc. and webMethods Inc. She received her Bachelor of Arts degree from the University of Massachusetts. Ms. Atkins publishes and keynote speaks on Board Governance, best practices for the National Association of Corporate Directors. Ms. Atkins is also a member of the President-appointed Pension Benefit Guaranty Corporation advisory committee and a Governor-appointed member of the Florida International University Board of Trustees.

        Michael J. Sophie, Senior Vice President Finance and Chief Financial Officer of UTStarcom Inc., has served as a director of McDATA since March 2003. Mr. Sophie has served as Senior Vice President Finance of UTStarcom Inc., a manufacturer and marketer of telecommunications equipment for use in worldwide markets, from January 2003 to present and as Chief Financial Officer from August 1999 to present. He served as Vice President Finance of UTStarcom from August 1999 to January 2003. From 1993 to 1999, Mr. Sophie was Vice President Finance and Chief Financial Officer of P-Com, Inc., a manufacturer of microwave radio stations for worldwide wireless telecommunications markets. Mr. Sophie holds a Bachelor of Science degree in business administration from California State University and a Masters of Business Administration degree from the University of Santa Clara.

        Our Board of Directors is divided into three classes, the members of which serve for a staggered three-year term and until they or their successors are duly elected and qualified. Messrs. Johnston,

McDonnell and Walker serve in the class whose term expires at the annual meeting of stockholders in 2003; Messrs. Gerdelman and Kelley and Ms. Atkins serve in the class whose term expires at the annual meeting of stockholders in 2004 and Messrs. Skilling, Uhlman and Sophie serve in the class whose term expires at the annual meeting of stockholders in 2005. Upon the expiration of the term of a class of directors, directors in that class will be elected for three-year terms at the annual meeting of stockholders in the year in which that term expires.

        Our officers serve at the discretion of the Board of Directors. There are no family relationships among our directors and officers.

Other Matters

        In June 2002, Richard G. Search, our former Vice President of Marketing and Janet K. Cooper, our former Chief Financial Officer and Vice President of Finance and Administration, left the Company to pursue other interests. In July 2002, Earl T. Carothers, our Vice President of Corporate Quality and Customer Services, and in November 2002, James E. Kuenzel, our former Vice President of Engineering, left the Company to pursue other interests. In February 2003 Thomas O. McGimpsey, our Vice President of Corporate Development, Secretary and General Counsel left the Company to pursue other interests. Mr. McGimpsey has agreed to rejoin the Company as Vice President and General Counsel effective April 1, 2003.

Board of Directors Committees and Other Information

        Our Board of Directors has an Audit Committee, a Compensation Committee, a Governance and Nominating Committee and a newly appointed Technology Committee. The Audit Committee, currently comprised of Messrs. Johnston, Skilling and Sophie, reviews our accounting policies and practices and financial reporting and internal control structures, recommends to our Board of Directors the appointment of independent auditors to audit our financial statements each year and confers with the auditors and our officers for purposes of reviewing our internal controls, accounting practices, financial structures and financial reporting. Beginning in 2003, Mr. Gerdelman is no longer a member of the Audit Committee, and joins the new Technology Committee. The Compensation Committee, currently comprised of Messrs. Uhlman and Walker and Ms. Atkins, reviews salaries, incentives and other forms of compensation for our executive officers and administers our incentive compensation plan. The Compensation Committee has delegated its duties with respect to option grants for non-executive officers to a compensation subcommittee, which is chaired by Mr. McDonnell, in accordance with the terms of the Company's 2001 Equity Incentive Plan (formerly the 1997 Stock Option Plan). The Governance and Nominating Committee is currently comprised of Messrs. Gerdelman and Skilling and Ms. Atkins, and is responsible for general corporate governance, board compensation and evaluation and nomination of new board members, periodically reviews and recommends the charter and composition of new Board committees and considers questions of conflicts of interest of Board members and of corporate officers. Messrs. Gerdelman, Uhlman and Walker are members of the newly appointed Technology Committee, whose charter is to review long-term strategic technical direction and product roadmap and review the Company's planned investments in research and development.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file with the SEC reports of ownership and changes in ownership of common stock and other equity securities of our Company. Executive officers, directors and greater than 10% shareholders are required by the SEC regulation to furnish to us copies of all Section 16(a) forms they file.

        Based solely on a review of the copies of Section 16(a) forms furnished to us and written representations that no other filings were required, we believe that all the SEC filing requirements applicable to our executive officers, directors and greater than 10% shareholders were complied with for 2002, other than the late filing of a report on Form 4 by D. Van Skilling, our director, for the sale of 1,500 shares of Class B common stock in November 2002.

ITEM 11. Executive Compensation

        The following table sets forth information for the fiscal year ended December 31, 2002 concerning the compensation paid to persons who served as our Chief Executive Officer, our four other most highly compensated executive officers at fiscal year end and two executives that resigned prior to fiscal year end, all of whose total salary and bonus for such fiscal year exceeded $100,000, collectively referred to below as the Named Executive Officers:

Summary Compensation Table

						Long-Term Compensation Awards
		Annual Compensation
Name and Principal Position						Restricted Stock Award(s) ($)			Securities Underlying Options(#)	All Other Compensation ($)
	Year	Salary($)		Bonus($)
John F. McDonnell(1) Chairman of the Board of Directors	2002 2001 2000	$ $ $	100,000 251,944 280,883	$ $	140,625 — 92,115		— — —		— — —	$ $ $	3,969 3,804 5,373	(2) (3) (4)
John A. Kelley, Jr.(5) President and Chief Executive Officer	2002 2001 2000	$ $	339,234 98,082 —	$ $	127,452 56,829 —		$427,490 — —	(6)	315,000 250,000 —	$ $	4,068 2,817 —	(7) (8)
Michael B. Gustafson Senior Vice President of Worldwide Marketing and Vice President of Worldwide Sales	2002 2001 2000	$ $ $	234,615 136,669 115,935	$ $ $	192,871 245,794 275,626	$	— — —		90,000 — 200,000	$ $ $	5,855 5,720 8,055	(9) (10) (11)
Ernest J. Sampias Chief Financial Officer and Senior Vice President of Finance	2002 2001 2000	$ $	217,308 46,769 —	$ $	150,000 12,469 —		$180,110 — —	(12)	70,000 15,000 —	$ $	5,165 238 —	(13) (14)
Robert F. Finley Vice President of Manufacturing	2002 2001 2000	$ $	198,846 87,923 —	$ $	100,000 18,619 —		$97,650 — —	(15)	25,000 55,000 —		$5,447 — —	(16)
Thomas O. McGimpsey(17) Vice President of Corporate Development, Secretary and General Counsel	2002 2001 2000	$ $ $	189,654 147,885 60,000	$ $ $	71,250 16,822 49,128		$113,925 — —	(18)	20,000 25,000 60,000	$ $ $	5,069 248 112	(19) (20) (21)
Earl T. Carothers(22) Vice President of Corporate Quality and Customer Support	2002 2001 2000	$ $ $	138,339 186,481 6,538	$ $	12,654 55,672 —		— — —		25,000 25,000 25,000	$ $	131,304 101,695 —	(23) (24)
James E. Kuenzel(25) Vice President of Engineering	2002 2001 2000	$ $ $	212,156 208,180 200,000	$ $ $	5,000 38,150 50,578	$	— — —		75,000 — —	$ $ $	6,062 5,880 39,257	(26) (27) (28)

(1)
Mr. McDonnell served as our Chief Executive Officer until August 2002.
(2)
For 2002, this amount includes $1,769 for term life insurance premium and $2,200 paid to Mr. McDonnell's account in our 401(k) plan.
(3)
For 2001, this amount includes $1,713 for term life insurance premiums, $2,091 paid to Mr. McDonnell's account in our 401(k) plan.

(4)
For 2000, this amount includes $2,580 for term life insurance premiums, $2,347 paid to Mr. McDonnell's account in our 401(k) plan and $445 for reimbursement of travel expenses.
(5)
Mr. Kelley became our Chief Executive Officer in August 2002.
(6)
39,400 shares of restricted stock were granted in 2002. The value of such shares at December 31, 2002, was $276,982. 9,850 of such shares vest over an 18 month period. The remaining 29,550 vest over 48 months.
(7)
For 2002, this amount includes $1,868 for term life insurance premium and $2,200 paid to Mr. Kelley"s account in our 401(k) plan
(8)
For 2001, this amount includes $531 for term life insurance premium and $2,286 paid to Mr. Kelley's account in our 401(k) plan..
(9)
For 2002, this amount includes $355 for term insurance premium and $5,500 paid to Mr. Gustafson's account in our 401(k) plan.
(10)
For 2001, this amount includes $216 for term life insurance premium and $5,504 paid to Mr. Gustafson's account in our 401(k) plan.
(11)
For 2000, this amount includes $144 for term life insurance premiums, $2,000 paid to Mr. Gustafson's account in our 401(k) plan and $5,911 for reimbursement of travel expenses.
(12)
16,600 shares of restricted stock were granted in 2002. The value of such shares at December 31, 2002, was $116,698. 4,150 of such shares vest over an 18 month period. The remaining 12,450 shares vest over 48 months.
(13)
For 2002, this amount includes $1,040 for term life insurance premium and $4,125 paid to Mr. Sampias' account in our 401(k) plan.
(14)
For 2001, this amount includes $238 for term life insurance premium.
(15)
9,000 shares of restricted stock were granted in 2002. The value of such shares at December 31, 2002, was $63,270. 2,250 of such shares vest over an 18-month period. The remaining 6,750 shares vest over 48 months.
(16)
For 2002, this amount includes $902 for term life insurance premium and $4,545 paid to Mr. Finley's account in our 401(k) plan.
(17)
Mr. McGimpsey resigned from the Company in February 2003. Mr. McGimpsey has agreed to rejoin the Company as Vice President and General Counsel effective April 1, 2003.
(18)
10,500 shares of restricted stock were granted in 2002. The value of such shares at December 31, 2002, was $73,815. Mr. McGimpsey resigned in 2003 and subsequently forfeited all shares. Mr. McGimpsey has agreed to rejoin the Company as Vice President and General Counsel effective April 1, 2003.
(19)
For 2002, this amount includes $354 for term life insurance premium and $4,714 paid to Mr. McGimpsey's account in our 401(k) plan.
(20)
For 2001, this amount includes $248 for term life insurance premium.
(21)
For 2000, this amount includes $112 for term life insurance premium.
(22)
Mr. Carothers' resigned from the Company in July 2002.
(23)
For 2002, this amount includes $903 for term life insurance premium, $4,815 paid to Mr. Carothers' account in our 401(k) plan, $20,586 for reimbursement of relocation expenses, and a severance payment of $105,000.
(24)
For 2001, this amount includes $1,651 for term life insurance premium, $5,322 paid to Mr. Carother's account in our 401(k) plan and $94,722 for reimbursement of relocation expenses.
(25)
Mr. Kuenzel resigned from the Company in November 2002.
(26)
For 2002, this amount includes $562 for term life insurance premium and $5,500 paid to Mr. Kuenzel's account in our 401(k) plan.
(27)
For 2001, this amount includes $630 for term life insurance premium and $5,250 paid to Mr. Kuenzel's account in our 401(k) plan.
(28)
For 2000, this amount includes $630 for term life insurance premium, $5,605 paid to Mr. Kuenzel's account in our 401(k) plan, and $33,022 for reimbursement of relocation expenses.

Option Grants in Last Fiscal Year

        The following table sets forth certain information for each grant of stock options during the year ended December 31, 2002 to each of the Named Executive Officers. All of these options granted by us were granted under our 2001 Equity Incentive Plan (formerly the 1997 Stock Option Plan) and have a term of 10 years, subject to earlier termination in the event an optionee's services to us cease. For more information, see "Employee Benefit Plans" below for descriptions of the material terms of these options. During the year ended December 31, 2002, we granted options to purchase an aggregate of 3,296,293 shares of Class B common stock under the 2001 Equity Incentive Plan. Options were granted at an exercise price equal to the fair market value (as determined under the 2001 Equity Incentive Plan) of our Class B common stock on the day prior to the grant date. Potential realizable values are net of exercise prices before taxes, and are based on the assumption that our Class B common stock appreciates at the annual rate shown, compounded annually, from the date of grant until the expiration of the ten-year term and that the option is exercised at the exercise price and sold on the last day of its term at the appreciated price. These numbers are calculated based on SEC requirements and do not reflect any projection or estimate of future stock price growth. No stock appreciation rights were granted during the fiscal year ended December 31, 2002.

	Individual Grants
	Number Of Securities Underlying Options Granted(#)	Percent of Total Options Granted to Employees In 2002
						Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation for Option Term
				Exercise Price Per Share ($/share)
Name					Expiration Date
						5%		10%
John F. McDonnell	—	—		—	—		—		—
John A. Kelley, Jr.	315,000	9.6%		10.91	8/01/2012		$2,161,290.72		$5,477,135.03
Michael B. Gustafson	50,000 40,000	1.5 1.2	% %	25.85 9.21	1/31/2012 6/11/2012	$ $	812,846.32 231,684.79	$ $	2,059,912.15 587,134.72
Ernest J.Sampias	20,000 50,000	* 1.5%		25.85 8.15	1/31/2012 5/30/2012	$ $	325,138.54 256,274.57	$ $	823,964.85 649,450.05
Robert F. Finley	25,000	*		25.85	1/31/2012		$406,423.16		$1,029,956.07
Thomas O. McGimpsey	20,000	*		25.85	1/31/2012		$325,138.54		$823,964.85
Earl T. Carothers	25,000	*		25.85	1/31/2012		$406,423.16		$1,029,956.07
James E. Kuenzel	75,000	2.3%		25.85	1/31/2012		$1,219,269.46		$3,089,868.21

*
Less than 1%

Aggregated Option Exercises in Last Fiscal Year

        The following table sets forth information with respect to the Named Executive Officers concerning exercisable and unexercisable options held as of December 31, 2002. The dollar value of in-the-money options at December 31, 2002 is calculated by determining the difference between the year-end fair market value of $7.03 per share and the option exercise price.

			Number of Securities Underlying Unexercised Options at December 31, 2002		Value of Unexercised In-the-Money Options at December 31, 2002
Name	Shares Acquired on Exercise(#)	Value Realized($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
John F. McDonnell	—	—	940,000	—	$5,668,200	—
John Kelley	—	—	62,500	502,500	—	—
Michael B. Gustafson	55,000	$856,350	167,500	220,000	$417,500	—
Ernest J. Sampias	—	—	8,750	76,250	—	—
Robert Finley	—	—	20,000	60,000	—	—
Thomas O. McGimpsey.	6,000	$29,580	30,250	113,750	—	—
Earl T. Carothers	—	—	—	—	—	—
James E. Kuenzel	222,500	$1,431,175	—	—	—	—

Management Bonus Program

        McDATA is a pay-for-performance company. Our philosophy and incentive plans are designed to reward plan participants for performance. During the first half of 2002, all of our executive officers and many of our other senior employees were eligible for a bonus based upon achievement of specified annual or quarterly corporate and individual objectives. The target bonus was calculated as a percentage of base compensation and ranged from 10% to 40% for non-executive officers and from 25% to 100% for executive officers. This plan remained in place for the first and second quarters of 2002, during which time the financial objectives of the company were not met, and, therefore, no payments were made under this plan to our executive officers. Certain other eligible members of management received a bonus payment based upon individual objectives achieved during the first quarter. The plan was terminated as of April 1, 2002, and replaced with new plans beginning in the third and fourth quarter of 2002.

        Beginning in the third quarter of 2002, a revised executive incentive bonus plan was implemented in lieu of the earlier plan. The revised plan uses restricted stock with accelerated vesting opportunities to reward participants for the collective achievement of strategic corporate revenue and EPS goals on a quarterly basis. The plan is designed to further drive performance beyond target levels through the availability of additional cash bonus opportunities when target metrics are substantially exceeded. Currently the cash bonus component of the plan is calculated as a percentage of base compensation and can range from 7.5% to 18.75% of quarterly base salary if corporate objectives are achieved, and from 30% to 75% if more progressive objectives are met. Corporate performance objectives were not met for the third quarter and the plan did not pay. The plan did pay for corporate performance in the fourth quarter and the restricted shares were accelerated per the plan.

        Beginning in the fourth quarter, a new performance plan was implemented for non-executive members of management and certain high-level individual contributors. Participants are eligible for a bonus based upon achievement of specified quarterly company and individual objectives. This plan paid for corporate and individual achievement for the fourth quarter.

        Throughout 2002, Mr. Gustafson transitioned from sales to marketing and his compensation remained tied directly to the attainment of annual and quarterly revenue objectives. He was paid under his compensation plan for performance in 2002. Beginning in 2003, he has transitioned to the revised executive incentive bonus plan with the other executives. Mr. McDonnell participates in an incentive compensation plan which is based upon the attainment of annual corporate financial objectives established by the Board of Directors. Upon attainment of these objectives, the plan provides for a payment equal to a percentage of annual salary. Mr. McDonnell received payment under the plan for the attainment of these objectives in 2002.

Change of Control Arrangements/Employment Agreements

        All of our executive officers have entered into severance agreements and key employee agreements with us. Our severance agreements grant our executive officers a payment, in a lump sum or according to our normal payroll timetable, equal to four times the average of their quarterly compensation over the preceding eight calendar quarters, payment for all accrued but unused vacation days, the provision of health benefits for a period of time and automatic acceleration of the vesting of all stock options held if we terminate their employment upon a change in control and provide that our executive officers will not engage in any activity that conflicts with their obligations to us, induce other employees to leave us, or compete with us for a period of one year after termination of their employment. Under the terms of the key employee agreement, all confidential, proprietary or other trade secret information and all other discoveries, inventions, processes, methods and improvements made by the employee are our property. In addition, pursuant to the agreement, employees may not compete with us for one year after termination of their employment.

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

        Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, or persons controlling us under the provisions that we describe above or otherwise, we have been informed that in the opinion of the SEC, this indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

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

Employee Benefit Plans

2001 Equity Incentive Plan

        Our Board of Directors and our stockholders approved and adopted our 1997 Stock Option Plan in October 1997, which was amended and restated in August 2001 as the 2001 Equity Incentive Plan by the Board of Directors and stockholders. This amendment of the plan increased the authorized number of Class B common stock shares issuable under the plan by 5 million shares (from 19 million to 24 million) and expanded the type of awards to include restricted stock and stock awards and other necessary changes. As of December 31, 2002, approximately 3,755,210 million shares of our Class B common stock were reserved for issuance under the 2001 Equity Incentive Plan. Under the terms of the 2001 Equity Incentive Plan, our Board of Directors may grant incentive stock options, non-qualified stock options, stock bonuses and rights to acquire restricted stock to our employees and non-qualified stock options to our directors, provided that certain eligibility requirements are satisfied. Our Board of Directors administers the 2001 Equity Incentive Plan, but has delegated to the Compensation Committee the authority to administer the plan.

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

        As of December 31, 2002, options for the purchase of an aggregate of 11,654,040 shares of Class B common stock at a weighted average exercise price of $11.56 were outstanding under the 2001 Equity Incentive Plan. As of December 31, 2002, stock awards in the form of 169,917 shares of Class B common stock were reserved for issuance relating to our executive incentive plan.

Employee Stock Purchase Plan

        In 2002, our Board of Directors adopted and our stockholders approved the McDATA Employee Stock Purchase Plan, or the Purchase Plan. The Purchase Plan became effective as of August 1, 2002. The Purchase Plan is an employee stock purchase plan under Section 423 of the Internal Revenue Code. The Purchase Plan will be administered by the Compensation Committee and the Compensation Committee is authorized to determine any questions arising in the administration, interpretation and application of the Purchase Plan. The Board of Directors may at any time amend the Purchase Plan in any respect which shall not adversely affect the rights of participants pursuant to shares previously acquired under the Purchase Plan, provided that approval by our stockholders of the Company is required to (i) increase the number of shares to be reserved under the Purchase Plan (except for adjustments by reason of stock dividends, stock splits, corporate separations, recapitalizations, mergers, consolidations, combinations, exchanges of shares and similar transactions), (ii) decrease the minimum purchase price, (iii) withdraw the administration of the Purchase Plan from the Compensation Committee, or (iv) change the definition of employees eligible to participate in the Purchase Plan.

        Up to 1.2 million shares of our Class B common stock are available for distribution under the Purchase Plan, subject to appropriate adjustments by the Compensation Committee in the event of certain changes in the outstanding shares of Class B common stock by reason of stock dividends, stock splits, corporate separations, recapitalizations, mergers, consolidations, combinations, exchanges of shares or similar transactions. As of December 31, 2002 approximately 1.2 million shares of our Class B common stock remain available for issuance under the Purchase Plan.

        Any of our employees or, subject to approval by the Board of Directors, employees of any of our subsidiary corporations (including officers and any directors who are also employees) will be eligible to participate in the Purchase Plan for any Purchase Period. "Purchase Period" means a six-month period ending on the last day of February or August of each year (or another period determined by the Compensation Committee). No employee may participate in the Purchase Plan if such employee would be deemed for purposes of the Internal Revenue Code to own stock possessing 5% or more of the total combined voting power or value of all classes of our stock. If the employment of a participant terminates for any reason, including death, disability or retirement, the amounts previously withheld will be refunded. The rights of a participant under the Purchase Plan are exercisable only by the participant during his or her lifetime. No right or interest of any participant in the Purchase Plan may be sold, pledged, assigned or transferred in any manner other than by will or the laws of descent and distribution.

        An eligible employee who elects to participate in the Purchase Plan will deliver a signed election form which authorizes us to make payroll deductions of a specified whole percentage from 1% to 10% of the employee's gross cash compensation as defined in the Purchase Plan. A participant may elect to withdraw from the Purchase Plan at any time before the end of a Purchase Period. As of the last day of each Purchase Period, the amounts withheld for a participant in the Purchase Plan will be used to purchase shares of our Class B common stock. The purchase price of each share will be equal to 85% of the lesser of the fair market value (as determined under the provisions of the Purchase Plan) of a share of Class B common stock on either the first or last day of the Purchase Period. All amounts so withheld will be used to purchase the number of shares of Class B common stock that can be purchased with such amounts at such price, unless the participant has properly notified us that he or she elects to purchase a lesser number of shares or to receive all or a portion of the entire amount in cash in accordance with the terms of the Purchase Plan.

        No more than $25,000 in fair market value (determined on the first day of the respective Purchase Periods) of shares of Class B common stock may be purchased by any participant for each calendar year under the Purchase Plan and all other employee stock purchase plans, if any, that we or any of our parent or subsidiary corporations may establish. If purchases by all participants would exceed the number of shares of Class B common stock available for purchase under the Purchase Plan, each participant will be allocated a ratable portion of such available shares. Any amount not used to purchase shares of Class B common stock will be refunded to the participant in cash.

        Shares of Class B common stock acquired by each participant will be held in a general securities brokerage account maintained by the Agent for the benefit of all participants, with an agent, selected by us, maintaining individual sub accounts for each participant. Each participant will be entitled to vote all shares held for the benefit of such participant in the general securities brokerage account. After meeting certain holding requirements, certificates for the number of shares of Class B common stock purchased by a participant will be issued and delivered to him or her only upon the request of such participant or his or her representative.

        All rights of participants in any offering under the Purchase Plan will terminate at the earlier of (i) the day that participants become entitled to purchase a number of shares of Class B common stock equal to or greater than the number of shares remaining available for purchase or (ii) at any time, at the discretion of the Board of Directors, after 30 days' notice has been given to all participants. Upon termination of the Purchase Plan, shares of Class B common stock will be purchased for participants in accordance with the terms of the Purchase Plan, and cash, if any, previously withheld and not used to purchase Class B common stock will be refunded to the participants, as if the Purchase Plan were terminated at the end of a Purchase Period.

401(k) Plan

        The Company has adopted a 401(k) Plan. Participants in our 401(k) plan may contribute up to 15% of their total annual compensation, not to exceed the specified statutory limit, which was $11,500 in calendar year 2002. The 401(k) plan permits, but does not require, us to make contributions to the 401(k) plan on behalf of our employees. Our current practice is to match $.50 on each dollar of an employee's contributions up to the first 6% of an employee's compensation with a total maximum matching contribution of 3% of an employee's compensation. All contributions to the 401(k) plan by or on behalf of employees are subject to the aggregate annual limits prescribed by the Internal Revenue Service. Under our 401(k) plan, our participants received full and immediate vesting of their contributions and are vested in matching contributions over a three-year period.

Profit Sharing

        Subject to approval by the Board of Directors or the Compensation Committee, we have historically awarded limited profit sharing to eligible employees based on Company performance. For 2001, the amount approved was 2.5% of annual base salary. For 2002, the amount approved was 7.5% of an employee's fourth quarter base earnings if the employee did not participate in any other incentive compensation plan of the Company.

Compensation Committee Interlocks and Insider Participation

        No interlocking relationship exists between our Board of Directors or Compensation Committee and the board of directors or compensation committee of any other entity, nor has any interlocking relationship existed in the past.

Director Compensation

        With the exception of John F. McDonnell and John A. Kelley, Jr., all of our directors are compensated for their services as board or committee members in fiscal year 2002. Each director other than Mr. McDonnell and Mr. Kelley received in fiscal year 2002 an annual director's fee of $10,000, plus $1,000 for each board meeting and $1,000 for each committee meeting. Our practice has been to grant directors options to purchase 50,000 shares of our Class B common stock when they became directors and to grant them options to purchase an additional 20,000 shares of our Class B common stock each year thereafter. In October 1997, before he became a director, Mr. McDonnell was granted an option to purchase 1,000,000 shares of our Class B common stock and has not been granted options since. Mr. Kelley was granted an option to purchase 250,000 shares of our Class B common stock upon his hire as President and Chief Operating Officer in late August 2001. In August 2002, Mr. Kelley was granted an additional 315,000 shares of our Class B common stock upon his appointment as our President and Chief Executive Officer.

Report of the Compensation Committee of the Board of Directors

        The following is the report of the Compensation Committee of the Board of Directors with respect to the compensation paid to the Company's executive officers during fiscal year 2002. Actual compensation earned during fiscal year 2002 by the Named Executive Officers is shown in the Summary Compensation Table.

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

Components of Executive Compensation

        The compensation program for the Company's executive officers consists of the following components:

  •
  Base Salary

  •
  Management Bonus Program

  •
  Long-Term Stock Option Incentives

Base Salary

        The Compensation Committee reviews salaries for the Chief Executive Officer and other executive officers at its first annual meeting of each year. Base salaries are established by the Compensation Committee based upon competitive compensation data, an executive's job responsibilities, their level of experience, individual performance and contribution to the business. No specific formula is applied to determine the weight of each factor. The Compensation Committee bases its determination of Mr. McDonnell's and Mr. Kelley's salary on both his individual performance and the salaries paid to chief executive officers of peer companies. Based upon a review of competitive compensation data in early 2002, the Compensation Committee determined to increase Mr. McDonnell's salary to $400,000 for 2002. At Mr. McDonnell's request to be firmly aligned with stockholders, he recommended, and the Compensation Committee agreed, that his base salary would be paid only upon meeting certain 2002 financial and operational milestones (which are the same company milestones for the other executive officers under the Management Bonus Program). Mr. McDonnell may take recoverable draws against his anticipated salary if needed. Upon assumption of the role of Non-Executive Chairman of the Board of Directors in August 2002, Mr. McDonnell's salary was reduced, at his request, to $100,000. At the same time, upon assumption of the role of Chief Executive Officer, Mr. Kelley's salary was increased to $400,000.

Management Bonus Program

        McDATA is a pay-for-performance company. Our philosophy and incentive plans are designed to reward plan participants for performance. During the first half of 2002, all of our executive officers and many of our other senior employees were eligible for a bonus based upon achievement of specified annual or quarterly corporate and individual objectives. The target bonus was calculated as a percentage of base compensation and ranged from 10% to 40% for non-executive officers and from 25% to 100% for executive officers. This plan remained in place for the first and second quarters of 2002, during which time the financial objectives of the company were not met, and, therefore, no payments were made under this plan to our executive officers. Certain other eligible members of management received a bonus payment based upon individual objectives achieved during the first quarter. The plan was terminated as of April 1, 2002, and replaced with new plans beginning in the third and fourth quarter of 2002.

        Beginning in the third quarter of 2002, a revised executive incentive bonus plan was implemented in lieu of the earlier plan. The revised plan uses restricted stock with accelerated vesting opportunities to reward participants for the collective achievement of strategic corporate revenue and EPS goals on a quarterly basis. The plan is designed to further drive performance beyond target levels through the availability of additional cash bonus opportunities when target metrics are substantially exceeded. Currently the cash bonus component of the plan is calculated as a percentage of base compensation and can range from 7.5% to 18.75% of quarterly base salary if corporate objectives are achieved, and from 30% to 75% if more progressive objectives are met. Corporate performance objectives were not met for the third quarter and the plan did not pay. The plan did pay for corporate performance in the fourth quarter and the restricted shares were accelerated per the plan.

        Beginning in the fourth quarter, a new performance plan was implemented for non-executive members of management and certain high-level individual contributors. Participants are eligible for a bonus based upon achievement of specified quarterly company and individual objectives. This plan paid for corporate and individual achievement for the fourth quarter.

        Throughout 2002, Mr. Gustafson transitioned from sales to marketing and his compensation remained tied directly to the attainment of annual and quarterly revenue objectives. He was paid under his compensation plan for performance in 2002. Beginning in 2003, he has transitioned to the revised executive incentive bonus plan with the other executives. Mr. McDonnell participates in an incentive compensation plan which is based upon the attainment of annual corporate financial objectives established by the Board of Directors. Upon attainment of these objectives, the plan provides for a payment equal to a percentage of annual salary. Mr. McDonnell received payment under the plan for the attainment of these objectives in 2002.

Long-Term Stock Option Incentives

        The Compensation Committee provides the Company's executive officers with long-term incentive compensation through grants of options to purchase the Company's Class B common stock. The goal of the long-term stock option incentive program is to align the interests of executive officers with those of the Company's stockholders and to provide each executive officer with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business. It is the belief of the Compensation Committee that stock options directly motivate an executive to maximize long-term stockholder value. The options also utilize vesting periods that encourage key executives to continue in employ of the Company. The Compensation Committee considers the grant of each option subjectively, reviewing factors such as the anticipated future contribution of the executive toward the attainment of the Company's long-term strategic performance goals. In 2002, the Compensation Committee granted new hire options to executive officers joining the Company, Mr. Andreoli and Ms. Becker received 360,000 and 150,000 new hire options to purchase Class B common stock, respectively, that vests one quarter each year. In 2002, the Compensation Committee approved of (i) an additional option grant for eligible executives as part of the annual compensation review, (ii) a broad-based option grant program for eligible employees and directors, (iii) a retention option grant program for high performing employees and directors, (iv) restricted stock grants to eligible executives and certain other senior employees participating in the Executive Performance Incentive Bonus plan. As part of the option program described in (i) above, Mr. Gustafson, Mr. Kuenzel, Mr. Carothers, Mr. Finley, Mr. McGimpsey, Mr. Wenninger, and Ms. Niparko, were granted 50,000, 75,000, 25,000, 25,000, 20,000, 25,000, and 25,000 options to purchase Class B common stock, respectively. In August 2002, as part of his annual compensation review and promotion to Chief Executive Officer, Mr. Kelley was granted 315,000 options to purchase Class B common stock. As part of the restricted stock program described in (iv) above, Mr. Kelley, Mr. Sampias, Mr. Kuenzel, Mr. Finley, Ms. Niparko, Mr. McGimpsey, and Mr. Wenninger were granted 39,400, 16,600, 12,000, 9,000, 10,500, 10,500, and 10,600 restricted shares of Class B common stock, respectively. In fiscal 2002, no options were granted to Mr. McDonnell because the Compensation Committee believed that his current option status was competitive based on market data.

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

Respectfully submitted by:
/s/ THOMAS M. UHLMAN
The Compensation Committee Thomas M. Uhlman, Chairman Laurence G. Walker Betsy S. Atkins

Performance Graph

        Set forth below is a line graph comparing the annual percentage change in the cumulative return to the stockholders of our Class A Common Stock with the cumulative return of the NASDAQ Market Index and the SIC Code Computer Peripheral Equipment Index for the period commencing February 8, 2001 and ending on December 31, 2002. Returns for the indices are weighted based on market capitalization at the beginning of each measurement point.

COMPARE CUMULATIVE TOTAL RETURN
AMONG MCDATA CORPORATION,
NASDAQ MARKET INDEX AND SIC CODE INDEX

ASSUMES $100 INVESTED ON AUG. 5 2000
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2002

Company/Index	02/08/01	03/31/01	06/30/01	09/30/01	12/31/01
McDATA Corporation	$100.00	$40.18	$37.95	$18.14	$52.97
SIC Code 3669	$100.00	$46.89	$41.13	$18.47	$29.54
NASDAQ	$100.00	$67.24	$78.80	$54.72	$71.33
Company/Index	03/31/02	06/30/02	09/30/02	12/31/02
McDATA Corporation	$25.66	$19.05	$11.74	$15.35
SIC Code 3669	$23.32	$13.46	$5.92	$7.64
NASDAQ	$67.61	$54.23	$43.49	$49.67

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

        Set forth below is a line graph comparing the annual percentage change in the cumulative return to the stockholders of our Class B Common Stock with the cumulative return of the NASDAQ Market Index and the SIC Code Computer Peripheral Equipment Index for the period commencing August 9, 2000 and ending on December 31, 2002. Returns for the indices are weighted based on market capitalization at the beginning of each measurement point.

COMPARE CUMULATIVE TOTAL RETURN
AMONG MCDATA CORPORATION CLASS B,
NASDAQ MARKET INDEX AND SIC CODE INDEX

ASSUMES $100 INVESTED ON AUG. 5 2000
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2001

Company/Index	08/09/00	09/30/00	12/31/00	03/31/01	06/30/01	09/30/01	12/31/01
McDATA Corporation	$100.00	$143.63	$63.99	$26.50	$25.53	$9.57	$29.35
SIC Code 3669	$100.00	$96.41	$72.33	$35.07	$30.76	$13.81	$22.09
NASDAQ	$100.00	$97.44	$65.48	$49.37	$57.86	$40.18	$52.37
Company/Index	03/31/02	06/30/02	09/30/02	12/31/02
McDATA Corporation	$14.14	$10.40	$6.42	$8.22
SIC Code 3669	$17.44	$10.07	$4.43	$5.71
NASDAQ	$49.64	$39.81	$31.93	$36.47

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

        The information contained above under the captions "Report of the Compensation Committee of the Board of Directors" and "Performance Graph" shall not be deemed to be "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information concerning the beneficial ownership of our common stock as of December 31, 2002. Unless otherwise indicated, the address of each listed shareholder is c/o McDATA Corporation, 380 Interlocken Crescent, Broomfield, Colorado 80021.

        We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. We have based our calculation of the percentage of beneficial ownership on the number of shares of Class A common stock outstanding on December 31, 2002, or the number of shares of Class B common stock outstanding on December 31, 2002, as the case may be. There were 81,000,000 shares of Class A common stock outstanding on December 31, 2002, and 32,962,212 shares of Class B common stock outstanding on December 31, 2002.

        In computing the number of shares of Class B common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of Class B common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of December 31, 2002. Asterisks represent beneficial ownership of less than one percent.

					Percent of Shares of Common Stock Class Beneficially Owned
	Number of Shares of Common Stock Class Beneficially Owned
Name and Address of the Beneficial Owner
	Class A		Class B		Class A	Class B
5% Stockholders
Oak Associates LTD.	6,470,000	(1)	—		8.0%	—
3875 Embassy Parkway #250 Akron, OH 44333
Brookside Capital Partners Fund LP	5,728,808	(1)	—		7.1%	—
111 Huntington Avenue Boston, MA 02199
Essex Investment Management Co. LLC.	5,576,785	(1)	—		6.9%	—
125 High Street, 29th Floor Boston, MA 02110
Putnam LLC.	4,773,347	(1)	—		5.8%	—
One Post Office Square Boston, MA 02109
Patricia L. McDonnell	37,816	(2)	3,631,500	(3)	*	11.0%
John F. McDonnell	28,311	(4)	6,530,000	(5)	*	19.2%
Executive Officers and Directors
John F. McDonnell	28,311	(4)	6,530,000	(5)	*	19.2%
John A. Kelley	—		113,715	(6)	—	*
Alain Andreoli	—		7,750	(7)	—	*
Jean Becker	—		6,000	(8)	—	*
Robert F. Finley	185		29,000	(9)	—	*
Michael B. Gustafson	53		250,750	(10)	*	*
Thomas O. McGimpsey	—		30,250	(11)
Karen L. Niparko	—		26,750	(12)	—	*
Ernest J. Sampias	—		26,350	(13)	—	*
Donald P. Wenninger	—		56,450	(14)	—	*
Earl T. Carothers	—		—		—	—
James E. Kuenzel	—		183,400	(15)	—
John W. Gerdelman	—		96,125	(16)	—	*
Charles C. Johnston	—		96,125	(17)	—	*
D. Van Skilling	300		96,125	(16)	*	*
Thomas M. Uhlman	—		96,125	(16)	—	*
Laurence G. Walker	1	(18)	96,225	(16)	*	*
Betsy S. Atkins	—		—		—	—

All Executive Officers and Directors as a Group (18 persons)	28,850		7,827,740		*	23.8%

(1)
Based on Schedule 13G filings (as of December 31, 2002).

(2)
Includes 28,311 shares held jointly with John F. McDonnell, Ms. McDonnell's husband, and 1,491 shares held as custodian for a custodial account.

(3)
Includes 50,500 shares held by Ms. McDonnell as custodian for a custodial account.

(4)
Includes 28,311 shares held jointly with Patricia L. McDonnell, Mr. McDonnell's wife. Mr. McDonnell disclaims beneficial ownership of the shares of Class A common stock held by Mrs. McDonnell personally and as custodian.

(5)
Includes 40,000 shares held by the McDonnell Family Partnership, L.L.L.P., a limited liability limited partnership of which Mr. McDonnell is the general partner and 940,000 shares subject to options exercisable within 60 days after January 1, 2003. The number of shares of common stock beneficially owned by John F. McDonnell does not include 3,631,500 shares held by Patricia L. McDonnell, Mr. McDonnell's wife, which includes 50,500 shares held as custodian by Mrs. McDonnell for their son. Mr. McDonnell disclaims beneficial ownership of the shares of Class B common stock held by Mrs. McDonnell personally and as custodian.

(6)
Includes 39,400 shares of restricted stock and 62,500 shares subject to stock options exercisable within 60 days after January 1, 2003.

(7)
Includes 7,750 shares of restricted stock.

(8)
Includes 6,000 shares of restricted stock.

(9)
Includes 9,000 shares of restricted stock and 20,000 shares subject to stock options exercisable within 60 days after January 1, 2003.

(10)
Consists of 210,000 shares subject to stock options exercisable within 60 days after January 1, 2003.

(11)
Consists of 30,250 shares subject to stock options exercisable within 60 days after January 1, 2003.

(12)
Includes 10,500 shares of restricted stock and 16,250 shares subject to stock options exercisable within 60 days after January 1, 2003.

(13)
Includes 16,600 shares of restricted stock and 8,750 shares subject to stock options exercisable within 60 days after January 1, 2003.

(14)
Includes 10,600 shares of restricted stock and 45,850 shares subject to stock options exercisable within 60 days after January 1, 2003.

(15)
Includes 175,578 shares subject to stock option exercisable within 60 days of January 1, 2003.

(16)
Includes 96,125 shares subject to stock options exercisable within 60 days after January 1, 2003.

(17)
Includes 31,125 shares subject to stock options exercisable within 60 days after January 1, 2003 and 65,000 shares held by CCJ Trust.

(18)
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

        The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all equity compensation plans not previously approved by stockholders as of December 31, 2002. The 2001 Equity Incentive Plan is our only equity compensation plan and it was approved by stockholders.

Equity Compensation Plan Information as of December 31, 2002

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding option, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	11,654,040	$11.56	3,755,210
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	11,654,040	$11.56	3,755,210

Other Matters

        In October 2000, new SEC rules went into effect that establish affirmative defenses to insider trading claims under certain defined circumstances, irrespective of the possession of material non-public information, for transactions planned before coming into possession of such information. Generally, such persons may purchase or sell such securities pursuant to a binding pre-existing plan, contract or instruction, or collectively a Pre-Existing Plan, which sets forth either (a) the amount, price and date of such trade, (b) a formula, algorithm or computer program for determining amounts, prices and dates; or (c) such Pre-Existing Plan does not permit the person to exercise any subsequent influence over the trade. Patricia McDonnell, John F. McDonnell, Michael Gustafson and Betsy F. Atkins have established Pre-Existing Plans for the purpose of selling a portion of their shares of Class B common stock to diversify their holdings. Other officers may enter into Pre-existing Plans to diversify their holdings.

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

ITEM 14. Controls and Procedures

        Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions, and there can be no assurance that any design will succeed in achieving its stated goals.

        In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
Documents filed as part of this report

Page
(i)	Index to Consolidated Financial Statements	F-1
	Report of Independent Accountants	F-2
Consolidated Financial Statements:
	Consolidated Balance Sheets as of December 31, 2002 and 2001	F-3
	Consolidated Income Statements for the years ended December 31, 2002, 2001 and 2000	F-4
	Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000	F-5
	Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	F-6
	Notes to Consolidated Financial Statements	F-7 through F-29
(ii)	Consolidated Financial Statement Schedule:
	Schedule II—Valuation and Qualifying Accounts	S-1

Financial statement schedules other than the one listed above have been omitted because the required information is contained in the consolidated financial statements and notes thereto or because such schedules are not required or applicable.

(b)
Reports on Form 8-K:

        We filed the following reports on Form 8-K during the fourth quarter of 2002, the period from January 1, 2003 to January 31, 2003 and the first quarter of 2003 through the date of the filing of this Annual Report: Form 8-K filed on October 21, 2002, Form 8-K filed on October 31, 2002, Form 8-K filed on December 23, 2002, Form 8-K filed on January 16, 2003, Form 8-K filed on January 23, 2003, Form 8-K filed on February 3, 2003, Form 8-K/A filed on February 5, 2003, Form 8-K filed on February 14, 2003, Forms 8-K (two) filed on March 5, 2003, Form 8-K filed on March 6, 2003 and Form 8-K filed on March 26, 2003.

(c)
Exhibits:

        Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this submission.

Exhibits filed for the Company through the filing of this Form 10-K.

(3.1)	Amended and Restated Certificate of Incorporation of the Company
(3.2)	Amended and Restated By-laws of the Company
(4.1)	Form of Company's Class B Common Stock Certificates
(4.1.1)	Form of Company's Class A Common Stock Certificates
(4.2)	Investors' Rights Agreement dated as of October 1, 1997 by and among the Company, EMC Corporation, McDATA Holdings Corporation and Certain Investors
(4.3)	Amendment No. 1 to the Investors' Rights Agreement dated May 23, 2000 by and among the Company, McDATA Holdings Corporation and certain Investors

(4.4)	Rights Agreement dated as of May 18, 2001, by and between the Company and the Bank of New York, as rights agent (Filed on Form 8-K dated May 21, 2001).
(4.5)	Form of Indenture dated as of February 7, 2003 by and between the Company and Wells Fargo Bank Minnesota, National Association (Filed on Form 8-K dated February 14, 2003)
(4.6)	Form of Registration Rights Agreement dated as of February 7, 2003 by and among the Company and the parties thereto (Filed on Form 8-K dated February 14, 2003)
(10.1)	Asset Transfer Agreement dated as of October 1, 1997 by and among the Company, EMC Corporation, and McDATA Holdings Corporation
(10.2)	Investors' Rights Agreement dated as of October 1, 1997 by and among the Company, EMC Corporation, McDATA Holdings Corporation and certain Investors (see Exhibit 4.2)
(10.3)	Amendment No. 1 to the Investors' Rights Agreement dated May 23, 2000 by and among the Company, McDATA Holdings Corporation and certain Investors (see Exhibit 4.3)
(10.3.1)
Termination of Investors' Rights Agreement, dated as of January 24, 2001, by and among the Company, McDATA Holdings Corporation and Certain Investors (Filed on Form 10-K for the fiscal year ended 2000)
(10.4)	Services Agreement dated as of October 1, 1997 by and among EMC Corporation, McDATA Holdings Corporation and the Company
(10.5)	Letter Agreement dated April 19, 1999 by and between the Company and McDATA Holdings Corporation
(10.6)	Technology Rights Agreement dated as of October 1, 1997 by and among the Company, EMC Corporation and McDATA Holdings Corporation
(10.7)	Amended and Restated Tax Sharing Agreement dated as of May 31, 2000 by and among EMC Corporation, McDATA Holdings Corporation and the Company
(10.8)	Form of Master Transaction Agreement entered into by and among the Company and EMC Corporation dated May 31, 2000
(10.9)	Form of Indemnification and Insurance Matters Agreement entered into by and among the Company and EMC Corporation dated May 31, 2000
(10.10)	Master Confidential Disclosure and License Agreement dated as of May 31, 2000 by and among the Company and EMC Corporation
(10.11)+	Reseller Agreement dated as of February 22, 2000 by and between International Business Machines Corporation and the Company
(10.12)	Amendment Number One to the Resale Agreement dated September 30, 2000 by and between International Business Machines Corporation and the Company
(10.13)+	OEM Purchase and License Agreement dated as of May 19, 2000 by and between EMC Corporation and the Company
10.13.1+	Amendment to OEM Purchase and License Agreement dated as of September 21, 2001, by and between EMC Corporation and the Company
(10.14)+	Development Agreement dated as of May 19, 2000 by and between EMC Corporation and the Company

(10.15)+	Manufacturing Agreement dated as of September 17, 1992 by and between SCI Systems, Inc. and the Company
(10.15.1)+	Manufacturing and Purchasing Agreement dated as of December 14, 2001 by and between SCI Systems, Inc. and the Company (Filed on Form 8-K dated February 25, 2002)
10.15.2+	Manufacturing and Purchase Agreement effective as of March 1, 2003 by and between Sanmina-SCI Corporation and the Company
(10.16)+	OEM and License Agreement dated as of April 27, 1999 by and between Brocade Communication Systems, Inc. and the Company
(10.17)	Lease dated September 12, 1997 by and between the Company and WHLNF Real Estate Limited Partnership
(10.18)	Lease dated November 2, 1999 by and between the Company and the Mills Family LLC
(10.19)	Lease dated May 28, 1997 by and between the Company and 1211486 Ontario Limited
(10.19.1)	Lease dated October 6, 2000, by and between the Company and Amber Drive I, LLC (Filed on Form 10-Q for the fiscal quarter ended September 30, 2000)
(10.19.2)	Lease dated February 9, 2001 by and between the Company and Deutsche Bank (Filed on Form 10-K for the fiscal year ended 2000)
(10.19.3)	Participation Agreement dated February 9, 2001 by and between the Company and Deutsche Bank (Filed on Form 10-K for the fiscal year ended 2000)
(10.19.4)	Second Amendment to Participation Agreement dated November 9, 2001 by and between the Company and Deutsche Bank (Filed on Form 10-Q for the fiscal quarter ended September 30, 2001)
(10.19.5)	Third Amendment to Participation Agreement dated January 24, 2002 by and between the Company and Deutsche Bank (Filed on Form 8-K dated February 25, 2002)
(10.20)*	Form of Severance Agreement
(10.21)*	1997 Stock Option Plan
(10.21.1)*	2001 McDATA Equity Incentive Plan (Filed on Form 10-Q for the fiscal quarter ended September 30, 2001)
(10.21.2)*	Employee Stock Purchase Plan (Filed on Schedule 14A Proxy Statement filed June 10, 2002)
(10.22)*	Form of Stock Option Agreement for 1997 Stock Option Plan
(10.23)*	Description of the Company's Management Bonus Program
(10.24)
Asset Purchase Agreement dated August 3, 2001 by and among the Company, SANavigator, Inc., Western Digital Corporation and Connex Inc. (Filed on Form 10-Q for the fiscal quarter ended September 30, 2001)
10.25*	Performance Incentive Bonus Plan
10.26*	Executive Performance Incentive Bonus Plan
10.27*	Chairman of the Board of Directors Performance Incentive Bonus Plan
21	Subsidiaries of Company
23	Consent of PricewaterhouseCoopers LLP

24	Power of Attorney

(
)    Exhibits previously filed in the Company's Registration Statement on Form S-1, SEC File No. 333-38106, declared effective on August 8, 2000 or filed in the Company's periodic filings as specifically noted.

+
Portions of these Exhibits have been omitted and filed separately with the SEC pursuant to an order or a request for confidential treatment.

*
Executive compensation plans and arrangements.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Broomfield, State of Colorado, on March 26, 2003.

McDATA Corporation
By:	/s/ ERNEST J. SAMPIAS Ernest J. Sampias Senior Vice President of Finance and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Executive Officer
/s/ JOHN A. KELLEY, JR. John A. Kelley, Jr. President and Chief Executive Officer	March 26, 2003
Principal Financial Officer
/s/ ERNEST J. SAMPIAS Ernest J. Sampias Senior Vice President of Finance and Chief Financial Officer	March 26, 2003
Principal Accounting Officer
/s/ ERNEST J. SAMPIAS Ernest J. Sampias Senior Vice President of Finance and Chief Financial Officer	March 26, 2003

Directors:
/s/ JOHN F. MCDONNELL John F. McDonnell Chairman of the Board	March 26, 2003
/s/ JOHN A. KELLEY, JR. John A. Kelley, Jr.	March 26, 2003
John W. Gerdelman	March 26, 2003
/s/ CHARLES C. JOHNSTON Charles C. Johnston	March 26, 2003
D. Van Skilling	March 26, 2003
/s/ THOMAS M. UHLMAN Thomas M. Uhlman	March 26, 2003
/s/ LAURENCE G. WALKER Laurence G. Walker	March 26, 2003
/s/ BETSY S. ATKINS Betsy S. Atkins	March 26, 2003
/s/ MICHAEL J. SOPHIE Michael J. Sophie	March 26, 2003

CERTIFICATIONS

I, John A. Kelley, Jr., certify that:

  1.
  I have reviewed this annual report on From 10-K of McDATA Corporation;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including it consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c.
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a.
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal audit controls; and

  b.
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 26, 2003	/s/ JOHN A. KELLEY, JR. John A. Kelley, Jr. President and Chief Executive Officer

I, Ernest J. Sampias, certify that:

  1.
  I have reviewed this annual report on From 10-K of McDATA Corporation;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including it consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c.
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a.
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal audit controls; and

  b.
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 26, 2003	/s/ ERNEST J. SAMPIAS Ernest J. Sampias Senior Vice President of Finance and Chief Financial Officer

McDATA CORPORATION

        Note: All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
    of McDATA Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of McDATA Corporation and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Denver, Colorado
January 20, 2003, except for Note 14 which is as of February 7, 2003

McDATA CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	DECEMBER 31,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$72,411	$69,285
Short-term investments	157,260	146,867
Accounts receivable, net of allowances for doubtful accounts of $1,265 and $783, respectively	73,867	43,805
Inventories, net	8,097	24,845
Deferred tax asset	33,325	21,953
Prepaid expenses and other current assets	4,699	9,795

Total current assets	349,659	316,550
Property and equipment, net	99,927	40,838
Long-term investments	73,099	94,849
Restricted investments	—	36,199
Intangible assets, net of accumulated amortization of $5,037 and $2,864, respectively	7,887	10,060
Goodwill	11,780	11,780
Other assets, net	12,839	3,677

Total assets	$555,191	$513,953

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$16,530	$11,544
Accrued liabilities	37,779	22,441
Current portion of deferred revenue	7,337	3,160
Income taxes payable	2,782	—
Current portion of obligations under capital leases	1,604	1,934

Total current liabilities	66,032	39,079
Obligations under capital leases, net of current portion	1,540	789
Deferred revenue, less current portion	13,114	4,294

Total liabilities	80,686	44,162

Commitments and contingencies (Note 12)
Stockholders' Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, Class A, $0.01 par value, 250,000,000 shares authorized, 81,000,000 shares issued and outstanding	810	810
Common stock, Class B, $0.01 par value, 200,000,000 shares authorized, 32,962,212 and 31,562,223 shares issued and outstanding	330	316
Additional paid-in-capital	474,609	468,133
Deferred compensation	(6,812)	(14,770)
Accumulated other comprehensive income	773	520
Retained earnings	4,795	14,782

Total stockholders' equity	474,505	469,791

Total liabilities and stockholders' equity	$555,191	$513,953

The accompanying notes are an integral part of these consolidated financial statements.

McDATA CORPORATION

CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share data)

	YEAR ENDED DECEMBER 31,
	2002	2001	2000
Revenue	$328,279	$344,406	$248,686
Cost of revenue	178,114	215,751	119,543

Gross profit	150,165	128,655	129,143
Operating expenses:
Research and development	59,324	49,166	37,818
Selling and marketing	75,213	70,489	33,955
General and administrative	29,495	20,337	7,492
Acquired in-process research and development and other acquisition-related costs	—	9,327	—
Amortization of deferred compensation (excludes amortization of deferred compensation included in cost of revenue of $601, $1,437, and $1,907, respectively)	8,280	7,259	6,459

Operating expenses	172,312	156,578	85,724

Income (loss) from operations	(22,147)	(27,923)	43,419
Interest and other income	6,924	14,532	8,761
Interest expense	(293)	(349)	(525)

Income (loss) before income taxes	(15,516)	(13,740)	51,655
Income tax expense (benefit)	(5,529)	(5,084)	20,891

Net income (loss)	$(9,987)	$(8,656)	$30,764

Basic net income (loss) per share	$(0.09)	$(0.08)	$0.31

Shares used in computing basic net income (loss) per share	113,185	111,475	99,989

Diluted net income (loss) per share	$(0.09)	$(0.08)	$0.28

Shares used in computing diluted net income (loss) per share	113,185	111,475	107,953

The accompanying notes are an integral part of these consolidated financial statements.

McDATA CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock
	Class A		Class B				Accumulated Other Comprehensive Income
					Additional Paid-In Capital	Deferred Compensation		Retained Earnings (Deficit)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 1999	81,000	$810	11,981	$120	$60,265	$(24,245)	$—	$(7,326)	$29,624
Issuance of common stock, through initial public offering, net of issuance costs	—	—	14,375	144	376,463	—	—	—	376,607
Issuance of common stock, upon exercise of stock options	—	—	2,552	25	2,760	—	—	—	2,785
Deferred compensation	—	—	—	—	8,971	(8,971)	—	—	—
Compensation expense	—	—	—	—	—	8,366	—	—	8,366
Tax benefit of stock options	—	—	—	—	5,550	—	—	—	5,550
Comprehensive income:
Net income	—	—	—	—	—	—	—	30,764	30,764
Unrealized gain on investments, net of tax of $71	—	—	—	—	—	—	117	—	117

Total comprehensive income	—	—	—	—	—	—	—	—	30,881

Balances at December 31, 2000	81,000	810	28,908	289	454,009	(24,850)	117	23,438	453,813
Shares issued pursuant to the restricted stock plan and exercise of stock options	—	—	2,654	27	6,797	(1,896)	—	—	4,928
Forfeitures of deferred compensation	—	—	—	—	(3,280)	3,280	—	—	—
Compensation expense	—	—	—	—	—	8,696	—	—	8,696
Tax benefit of stock options	—	—	—	—	10,607	—	—	—	10,607
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(8,656)	(8,656)
Unrealized gain on investments, net of tax of $234	—	—	—	—	—	—	403	—	403

Total comprehensive loss	—	—	—	—	—	—	—		(8,253)

Balances at December 31, 2001	81,000	810	31,562	316	468,133	(14,770)	520	14,782	469,791
Shares issued pursuant to the restricted stock plan and exercise of stock options	—	—	1,407	14	4,274	(1,867)	—	—	2,421
Forfeitures of deferred compensation	—	—	(7)	—	(944)	944	—	—	—
Compensation expense	—	—	—	—	—	8,881	—	—	8,881
Tax benefit of stock options	—	—	—	—	3,146	—	—	—	3,146
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(9,987)	(9,987)
Unrealized gain on investments, net of tax of $188	—	—	—	—	—	—	253	—	253

Total comprehensive loss:	—	—	—	—	—	—	—	—	(9,734)

Balances at December 31, 2002	81,000	$810	32,962	$330	$474,609	$(6,812)	$773	$4,795	$474,505

The accompanying notes are an integral part of these consolidated financial statements.

McDATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	YEAR ENDED DECEMBER 31,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$(9,987)	$(8,656)	$30,764
Adjustments to reconcile net income (loss) to cash flows from operating activities
Depreciation and amortization	25,524	16,383	8,689
Loss from write-off of collateralized lease costs	1,256	—	—
Net realized (gain) loss on investments	723	(262)	—
Net loss on retirement of assets	1,196	102	—
Acquired in-process research and development	—	7,200	—
Inventory and inventory commitment provisions	15,199	26,788	2,541
Non-cash compensation expense	8,881	8,696	8,366
Tax benefit from stock options exercised	3,146	10,607	5,550
Changes in net assets and liabilities:
Accounts receivable	(30,062)	15,159	(45,213)
Inventories	2,870	(33,244)	(19,487)
Deferred tax asset	(11,560)	(14,715)	(7,149)
Prepaid expenses and other current assets	400	(1,632)	(352)
Other assets, net	(10,929)	(970)	(592)
Accounts payable	4,986	(8,714)	17,534
Accrued liabilities	8,338	6,717	4,578
Deferred revenue	12,997	(324)	7,407
Accrued income taxes	7,478	(14,799)	10,103

Net cash provided by operating activities	30,456	8,336	22,739
Cash flows from investing activities:
Acquisitions	—	(29,750)	—
Purchases of property and equipment	(71,937)	(21,473)	(16,419)
Payment of collateralized lease costs	(1,256)	—	—
Purchases of investments	(481,078)	(614,064)	(264,052)
Maturities of investments	403,123	446,929	35,000
Sales of investments	124,109	102,670	15,802

Net cash used in investing activities	(27,039)	(115,688)	(229,669)
Cash flows from financing activities:
Payment of short-term debt	—	—	(1,900)
Payment of obligations under capital leases	(2,712)	(2,921)	(2,829)
Proceeds from sale of stock, net of issuance costs	—	—	376,607
Proceeds from the exercise of stock options	2,421	4,928	2,785

Net cash provided by (used in) financing activities	(291)	2,007	374,663

Net increase (decrease) in cash and cash equivalents	3,126	(105,345)	167,733
Cash and cash equivalents, beginning of period	69,285	174,630	6,897

Cash and cash equivalents, end of period	$72,411	$69,285	$174,630

Supplemental Disclosure of Non-cash Investing and Financing Activities
Interest paid	$293	$350	$525
Income taxes paid (received)	(3,285)	13,505	12,720
Capital lease obligations incurred	4,634	1,574	4,138
Transfer of inventory to fixed assets	5,679	4,549	793
Fixed assets exchanged for capital leases	(1,501)	—	—
Restricted stock grant	1,867	1,896	—
Unrealized gain on investments	441	637	188

The accompanying notes are an integral part of these consolidated financial statements.

McDATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

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

        During 2000 and a portion of 2001, McDATA was a majority-owned subsidiary of EMC. On August 9, 2000, the Company completed an initial public offering of 14,375,000 shares of its Class B Common stock of approximately $377 million, net of offering costs of approximately $2.7 million. After completion of the offering, McDATA remained a majority-owned subsidiary of EMC due to its ownership of 81 million shares of Class A common stock. On February 7, 2001, EMC distributed all of the shares it held of McDATA Class A common stock to EMC's shareholders of record as of January 24, 2001 (the Distribution). EMC has received a ruling from the Internal Revenue Service that the distribution to EMC stockholders was tax free for U.S. federal income tax purposes. The Company continues to believe that the distribution of its Class A common stock by EMC was tax-free. As a result of the Distribution, EMC no longer has any ownership in or voting power over McDATA and, therefore, is no longer considered a related party.

        The consolidated financial statements have been prepared using EMC's historical bases in the assets and liabilities and the historical operating results and cash flows of McDATA. Because McDATA's operations were substantially independent of EMC's operations during all periods presented in the financial statements, the Company's management does not believe that there were any corporate expenses incurred by EMC that should have been allocated to the Company. Accordingly, no intercompany expense allocations have been included in the financial statements. The consolidated financial statements do include certain allocations of interest income and expense from participation in EMC's cash management system through December 31, 2000 (see Note 11).

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The consolidated financial statements include the assets, liabilities, results of operations, cash flows and changes in stockholders' equity of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Cash and Cash Equivalents

        Cash equivalents are short-term, highly liquid investments that are readily convertible to cash and have remaining maturities of ninety days or less at date of purchase.

Valuation of Accounts Receivable

        Accounts receivable are reviewed to determine which are doubtful of collection. Estimates are also made for potential future product returns. In making the determination of the appropriate allowance for doubtful accounts and product returns, the Company considers specific accounts, analysis of accounts receivable agings, changes in customer payment terms, historical write-offs and returns, changes in customer demand and relationships, concentrations of credit risk and customer credit worthiness. The provision for doubtful accounts was $525,000, $707,000 and $248,000 in 2002, 2001 and 2000, respectively.

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

Building	39 years
Building equipment	5-39 years
Equipment and furniture	3-5 years
Computer software	2-5 years
Capital lease equipment	The shorter of the useful life of 3-5 years or lease term
Leasehold improvements	The shorter of the useful life of 3-5 years or lease term

        Depreciation expense was approximately $18,648,000, $14,297,000, and $8,256,000 in 2002, 2001, and 2000, respectively. Equipment and furniture at December 31, 2002 and 2001 includes assets under capitalized leases of $10,679,000 and $8,916,000, respectively, with related accumulated amortization of approximately $6,436,000 and $6,341,000, respectively.

        In accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," certain costs incurred in connection with the application development state of internal-use software projects are capitalized and amortized over the estimated useful life of the asset.

Goodwill and Intangible Assets

        The Company has adopted Statement of Financial Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") for the year ended December 31, 2002. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Under SFAS No. 142, goodwill and other indefinite lived intangible assets are not subject to amortization, but are subject to an impairment test upon adoption and at least annually thereafter. In 2002, the Company completed its initial and annual impairment analysis for its $11.8 million of goodwill and determined that there is no impairment. In addition, there were no changes to the carrying amount of goodwill during the year ended December 31, 2002. Further, as the Company's Goodwill resulted almost entirely from an acquisition occurring subsequent to July, 1, 2001, no significant goodwill amortization was incurred in prior years.

        At December 31, 2002, the Company has an intangible asset with a definite life of five years related to acquired developed technology with a gross carrying amount of $10.5 million and accumulated amortization of $2.7 million. Amortization expense for the year ended December 31, 2002 and 2001 was approximately $2,100,000 and $565,000, respectively. Amortization expense for the 2003 through 2005 fiscal years will be approximately $2.1 million per year. Amortization expense for fiscal year 2006 will be approximately $1.5 million. The Company does not have any material intangible assets with indefinite lives at December 31, 2002.

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

        The Company sells a significant portion of its products through third-party OEMs, distributors and resellers. At December 31, 2002 and 2001, 80% and 86% of accounts receivable were concentrated with our two largest customers. The Company performs ongoing evaluations of its customers' financial condition and, generally, requires no collateral from its customers.

        For the years ended December 31, 2002, 2001, and 2000, the Company had two customers each who contributed greater than 10% of the Company's total revenues for combined totals of 79%, 86%, and 90% to total revenue, respectively. The level of sales to any single customer may vary and the loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could have a material impact on the Company's financial condition or results of operations. In addition, approximately 72%, 71% and 83% of the Company's total revenues were earned from sales of its Director-class products for the years ended December 31, 2002, 2001 and 2000, respectively.

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

Revenue Recognition

        The Company generally recognizes revenue when (a) persuasive evidence of an arrangement exists (b) products are delivered or services rendered (c) the sales price is fixed or determinable and (d) collectibility is assured. Revenue from product sales to our resellers and end-user customers is recognized when title and risk of loss transfer to the customer, generally at the time the product is delivered. Revenue from product sales to our OEMs and distributors is recognized when title and risk of loss transfer to the customer in accordance with the master agreement, generally upon sell-through to the end-user. Revenue is reduced for estimated customer returns, price protection, rebates, and other offerings that occur under sales programs established with the Company's OEMs, distributors and resellers. The Company accrues for warranty costs and sales returns at the time of shipment based on its experience. Revenue from support or maintenance contracts is recognized ratably over the contractual period. Amounts invoiced to customers in excess of revenue recognized on these contracts are recorded as deferred revenue until all revenue recognition criteria are met. Revenue from software is comprised of software licensing and post-contract customer support. Software revenue is allocated to the license and support elements using vendor specific objective evidence of fair value ("VSOE"). Revenue allocated to software licenses is recognized when the four basic criteria above have been met. Revenue allocated to post-contract support is recognized ratably over the term of the support contract, assuming the four basic criteria are met.

        In transactions that include multiple products, services and/or software, the Company allocates the revenue to each element based on their relative fair value (or in the absence of fair value, the residual method) and recognizes the associated revenue when all revenue recognition criteria have been met for each element.

Research and Development

        Research and development (R&D) costs are expensed as incurred. R&D costs consist primarily of salaries and related expenses of personnel engaged in engineering and R&D activities; fees paid to consultants and outside service providers; nonrecurring engineering charges; prototyping expenses related to the design, development, testing and enhancement of our products; depreciation related to engineering and test equipment; and IT and facilities expenses.

Software Development Costs

        The Company capitalizes eligible computer software development costs upon the establishment of technological feasibility, which it has defined as completion of designing, coding and testing activities or the completion of a working model. Costs incurred prior to the establishment of technological feasibility are expensed to research and development. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Upon the general release of the software product to customers, capitalization ceases and such costs are amortized (using the straight-line method) on a product-by-product basis over the estimated life, which is generally one to three years. Capitalized software costs and accumulated amortization included in other assets at December 31, 2002, were approximately $9,220,000 and $1,546,000, respectively. Capitalized software costs and accumulated amortization at December 31, 2001, were approximately $481,000 and $27,000, respectively. There were no capitalized software costs at December 31, 2000. Capitalized software amortization expense for 2002 and 2001 were approximately $1,520,000 and $27,000, respectively.

Advertising

        The Company expenses advertising costs as incurred. Advertising expenses for 2002, 2001, and 2000 were approximately $6,222,000, $6,941,000, and $1,449,000, respectively.

Impairment of Long-Lived Assets

        The Company periodically evaluates the carrying value of long-lived assets when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset (or asset group) are separately identifiable and less than the asset's (or asset group's) carrying value. In that event, a loss is recognized to the extent that the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

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

        Following is a reconciliation between basic and diluted earnings per share (in thousands except per share information):

	Year Ended December 31,
	2002	2001	2000
Net income (loss)	$(9,987)	$(8,656)	$30,764
Weighted average shares of common stock outstanding used in computing basic net income (loss) per share	113,185	111,475	99,989
Net effect of dilutive stock options	—	—	7,964

Weighted average shares of common stock used in computing diluted net income (loss) per share	113,185	111,475	107,953

Basic net income (loss) per share	$(0.09)	$(0.08)	$0.31

Diluted net income (loss) per share	$(0.09)	$(0.08)	$0.28

Options not included in diluted share base because of the exercise prices anti-dilutive effect	4,840	1,344	199

Options and restricted stock not included in diluted share because of net loss base because of the net loss	6,984	9,520	—

Stock-Based Compensation

        At December 31, 2002, the Company has stock-based employee compensation and employee purchase plans, which are described more fully in Note 7. The Company accounts for these plans according to Accounting Principles Board Opinion No. 25, Accounting for Stock Issues to Employees (APB 25), and related interpretations and has adopted the disclosure-only alternative of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation" (SFAS No. 123). Any deferred stock compensation calculated pursuant to APB 25 is amortized ratably over the vesting period of the individual options, generally four years. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Year Ended December 31,
	2002	2001	2000
Net income, as reported	$(9,987)	$(8,656)	$30,764
Add: Total stock-based employee compensation expense included in net income as determined under the intrinsic value method, net of related tax effects	5,542	5,426	5,220
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(16,879)	(15,894)	(8,661)

Pro forma net income	$(21,324)	$(19,124)	$27,323

Earnings per share:
Basic-as reported	$(0.09)	$(0.08)	$0.31

Basic-pro forma	$(0.19)	$(0.17)	$0.27

Diluted-as reported	$(0.09)	$(0.08)	$0.28

Diluted-pro forma	$(0.19)	$(0.17)	$0.25

        The fair value of each option granted during 2002, 2001, and 2000 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2002	2001	2000
Dividend yield	0%	0%	0%
Expected volatility	90%	125%	90%
Risk-free interest rate	2.7% to 4.9%	3.7% to 5.0%	5.0% to 6.5%
Expected life, in years	2.0 - 4.0	4.0	4.0

Comprehensive Income (Loss)

        Comprehensive income (loss) includes net earnings as well as additional other comprehensive income. McDATA's other comprehensive income consists of unrealized gains and losses on available-for-sale securities, recorded net of tax, that are recorded as changes in equity and not an element of the Company's income statement.

Reclassifications

        Certain prior year amounts have been reclassified to conform to the 2002 presentation.

Recent Accounting Pronouncements

        In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 provides guidance related to accounting for costs associated with disposal activities covered by SFAS 144 or with exit or restructuring activities previously covered by Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 supercedes EITF Issue No. 94-3 in its entirety. SFAS 146 requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred. SFAS No. 146 will be applied prospectively to exit or disposal activities that are initiated after December 31, 2002.

        In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements of Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of the obligation assumed under a guarantee. In addition, FIN 45 requires interim and annual disclosures about the guarantees that an entity has issued, including a rollforward of the entity's product warranty liabilities. The recognition and measurement provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. Management is currently evaluating the recognition and measurement effects of FIN 45, however, management does not expect that the adoption of FIN 45 will have a material effect on the Company's financial position, results of operations, or cash flows. The Company adopted the disclosure provisions of FIN 45 during the fourth quarter of fiscal 2002. The Company is currently evaluating the recognition provisions of FIN 45 but expects that they will not have a material adverse impact on its consolidated financial statements upon adoption.

        In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Management does not expect this guidance to have a significant impact on the Company's financial position and results of operations.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" (SFAS 148). SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years ending after December 15, 2002. The transition and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The new interim disclosure provisions are effective for the first interim period beginning after December 15, 2002. The Company adopted the disclosure requirements of SFAS 148 effective December 31, 2002.

NOTE 3 COMPONENTS OF SELECTED BALANCE SHEET ACCOUNTS

	December 31,
	2002	2001
Inventories:
Raw materials	$8,070	$27,206
Work-in-progress	1,123	1,864
Finished goods	6,316	14,740

Total inventories at cost	15,509	43,810
Less reserves	(7,412)	(18,965)

Total inventories, net	$8,097	$24,845

Property and equipment:
Land	$16,091	$—
Building	29,712	—
Equipment and furniture	74,608	53,858
Computer software for internal use	18,877	14,959
Leasehold improvements	4,805	4,900
Construction in progress	2,361	2,095

	146,454	75,812
Less accumulated depreciation and amortization	(46,527)	(34,974)

	$99,927	$40,838

Accrued liabilities:
Wages and employee benefits	$16,643	$9,409
Purchase commitments	12,022	6,289
Warranty reserves(1)	3,461	2,174
Agency funds held for campus construction	—	1,683
Taxes, other than income tax	1,050	773
Other accrued liabilities	4,603	2,113

	$37,779	$22,441

(1)
Activity in the warranty reserves are as follows for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
Balance at beginning of year	$2,174	$956	$986
Warranty expense	1,853	1,937	707
Warranty claims	(566)	(719)	(737)

Balance at end of year	$3,461	$2,174	$956

NOTE 4 ACQUISITION

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

        The estimated excess of the purchase price over the fair value of the tangible net assets acquired was valued at $29.2 million. Of this excess, $10.5 million was allocated to developed technology (5 year average useful life), $7.2 million was allocated to in-process research and development (IPR&D), and the remaining $11.5 million was allocated to goodwill. In accordance with SFAS No. 141 and No. 142, the amount allocated to goodwill is not being amortized and will be evaluated at least annually for impairment. Of the total goodwill amount, $11.5 million is expected to be deductible for tax purposes.

        The IPR&D was expensed at the time of purchase because technological feasibility had not been established and no future alternative use existed. The IPR&D arose from SANavigator's on-going development of the next-generation of SANavigator software. This software was intended to significantly enhance the features of the current version of SANavigator software. The status of the development at the acquisition date was dependent on several factors including the complexity of working with diverse servers and storage devices and integrating with other applications. Overall, SANavigator's IPR&D project was estimated to be approximately 40% complete at the time of acquisition and it was expected that the remaining 60% would be completed during the Company's 2002 fiscal year at a cost of approximately $2.1 million. The remaining efforts, which were completed during 2002, included completion of coding, finalizing user interface design and development, and testing. The amount allocated to in-process research and development was determined using the discounted cash flow method. This model employed cash flow projections for revenue based on the projected incremental increase in revenue that the Company expected to receive from the completed IPR&D. Estimated operating expenses, capital charges and applicable income taxes were deducted to arrive at an estimated after-tax cash flow. The Company discounted the after-tax cash flow projections using a risk-adjusted rate of return of 75%.

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

        In conjunction with the acquisition, the Company issued approximately 192,000 shares of Class B common stock, with a fair value of $1.9 million, for the completion of ongoing employment arrangements with certain SANavigator employees. The stock awards are contingent upon the continued employment of these employees. As such, these awards were recorded as deferred compensation and recognized ratably through the expiration date of the employee agreements. At December 31, 2002, all awards were fully vested.

NOTE 5 INVENTORIES

        During the year ended December 31, 2002, the Company recorded net inventory-related charges of $9.5 million, primarily for excess 1 gigabit (Gb) components used in the Company's director-class products. The excess inventory resulted primarily from the Company's introduction of 2 Gb products in the second quarter of 2002 and the unanticipated reduction in demand for the 1 Gb product orders prior the new product release.

        During the year ended December 31, 2001, the Company completed a thorough review of operations including an analysis of inventory transferred from its discontinued suppliers, a review of obsolescence, end-of-life inventories, on-going inventory commitments, and the completion of a physical inventory. Based on this review, the Company recorded a $25 million inventory-related charge.

NOTE 6 INVESTMENTS

        Short and long-term investments consisted of the following available-for-sale securities at December 31 (in thousands):

	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Values
2002
U.S. Government obligations	$87,570	$1,026	$—	$88,596
State and local government obligations	89,614	118	—	89,732
Corporate obligations	18,954	127	—	19,081
Marketable equity securities	32,956	—	6	32,950

	$229,094	$1,271	$6	$230,359

2001
U.S. Government obligations	$93,338	$922	$113	$94,147
State and local government obligations	107,897	380	—	108,277
Mutual funds	16,249	—	258	15,991
Marketable equity securities	23,301	—	—	23,301

	$240,785	$1,302	$371	$241,716

        Amortized cost is determined based on specific identification. Realized gains and losses on sales of securities for the year ended December 31, 2002 were approximately $3,000 and $343,000, respectively. Realized gains and losses on sales of securities for the year ended December 31, 2001 were approximately $396,000 and $134,000, respectively. Realized gains on sales of securities were $2,000 in 2000.

        The amortized cost and estimated fair value of debt securities held at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of securities may have the right to repay obligations without prepayment penalties.

Certain instruments, although possessing a contractual maturity greater than a year, are classified as short-term investments based on methods of trade and availability of current operations.

	Amortized Cost	Fair Values
Less than one year	$26,381	$26,568
Greater than one year through five years	87,288	88,350
Greater than five years through ten years	4,000	4,000
Greater than ten years	78,469	78,491

	$196,138	$197,409

        At December 31, 2001, the Company had restricted assets relating to a collateralized lease agreement with Deutsche Bank (See Note 12). These assets represented holdings in short- and long-term government securities with a fair market value and amortized cost of approximately $36,199,000 and $36,305,000, respectively, at December 31, 2001. In May 2002, the Company entered into a Termination Agreement with Deutsche Bank. Approximately $41 million in then restricted assets were used to pay down the balance of the lease obligation. Losses of $383,000 were realized for the year ended December 31, 2002.

NOTE 7 STOCKHOLDERS' EQUITY

        The Company has both Class A and Class B common stock. Holders of Class A and Class B common stock have voting rights equal to one vote and one-tenth vote, respectively, for each share held. Holders of Class A and Class B common stock share equal rights as to dividends. No dividends attributable to common stock were declared or paid during 2002, 2001 or 2000.

        The Board of Directors is authorized to issue preferred stock with voting, conversion and other rights and preferences that may differ from the Class A and Class B common stock. At December 31, 2002, there is no outstanding preferred stock.

Stock Split

        On May 23, 2000, the Board of Directors approved a 2-for-1 stock split of the Company's Class A and B common stock. All share and per share amounts have been adjusted for all periods presented to give retroactive effect to this stock split. The Board of Directors also authorized, after giving effect to the stock split, an increase in the authorized shares of the Company's Class A common stock to 250,000,000 shares and an increase in the Class B common stock to 200,000,000 shares. In addition, the Board of Directors authorized 25,000,000 shares of undesignated preferred stock. All of these transactions were consummated on or about July 12, 2000.

Stockholders' Rights Plan

        Effective June 5, 2001, the Company's Board of Directors approved a Stockholder Rights Plan in which preferred stock purchase rights were distributed as a dividend. Each Right, expiring June 5, 2011, represents a right to buy from the Company one ten-thousandth (1/10,000) of a share of Series A Junior Participating Preferred Stock, $0.01 par value, at a price of $200 per Right. This dividend distribution of the Rights was not taxable to the Company or its stockholders.

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

Stock Options and Restricted Stock

        The Company maintains a stock option and restricted stock plan (the Plan) which provide for the grant of stock options, restricted stock and other stock based awards to officers, other employees, and consultants as determined by the compensation committee of the Board of Directors. A maximum of 24,000,000 shares of common stock were issuable under the terms of the Plan as of December 31, 2002, of which no more than 2,400,000 shares may be issued as restricted stock or other stock based awards. As of December 31, 2002, there were 3,755,210 shares of common stock available for future grants under the plan.

        The Company applies APB 25 and related interpretations in accounting for the Plan. All stock option grants under the Plan since August 2000 have been granted at an exercise price equal to the fair market value of the Company's stock. During 2000 and 1999, in connection with the grant of certain stock options to employees, the Company recorded deferred stock-based compensation, net of forfeitures, of $8,971,000 and $27,139,000, respectively, representing the difference between the exercise price and the deemed fair market value of the Company's common stock on the dates these stock options were granted. Deferred compensation related to these grants is included as a reduction of stockholders' equity and is being amortized on a straight-line basis over the vesting periods of the related options, which is generally four years. During 2002, 2001, and 2000 after considering the impact of forfeitures, the Company recorded amortization of approximately $7,218,000, $8,195,000, and $8,366,000, respectively (of which $584,000, $1,437,000, and $1,907,000 is included in the cost of revenue for 2002, 2001, and 2000, respectively).

        Restricted stock bonuses issued under the Plan are recorded at fair market value on the date of the grant and generally vest over a one to four year period. Vesting for some grants may be accelerated if certain performance criteria are achieved. Compensation expense is recognized over the applicable vesting period. During the years ended December 31, 2002, and 2001, the Company issued approximately 182,000 and 192,000 of restricted shares, respectively, having an aggregate fair market value of $1,867,000 and $1,896,000, respectively. There were no grants of restricted shares for the year ended December 31, 2000. Compensation expense recognized for restricted shares in 2002 and 2001 was $1,663,000 (of which $17,000 is included in the cost of revenue) and $501,000, respectively. There were no restricted shares issued in 2000. See Note 4 for discussion of restricted stock granted in 2001 pursuant to the SANavigator acquisition.

        The following summarizes stock option transactions for the period from January 1, 2000 to December 31, 2002:

	Year Ended December 31,
	2002		2001		2000
Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	10,672	$11.32	11,891	$7.41	11,941	$1.40
Granted	3,296	11.44	2,526	19.29	3,882	21.53
Exercised	(1,234)	1.97	(2,462)	2.00	(2,552)	1.09
Forfeited or expired	(1,080)	19.89	(1,283)	8.64	(1,380)	6.80

Outstanding end of period	11,654	$11.56	10,672	$11.32	11,891	$7.41

Exercisable at end of period	5,194	$8.17	4,377	$4.70	3,265	$1.30
Weighted-average fair value of options granted with an exercise price equal to fair market value		$7.52		$15.55		$27.53
Weighted-average fair value of options granted with an exercise price below fair market value		—		—		$12.71

        The status of total stock options outstanding and exercisable at December 31, 2002 was as follows:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Exercise Prices	Number of Shares			Number of Shares	Weighted Average Exercise Price
$1.00—$9.99	6,110	7.0	$3.68	3,505	$1.60
$10.00—$19.99	3,671	8.2	13.26	1,090	13.29
$20.00—$29.99	1,451	8.2	26.41	442	27.13
$30.00—$39.99	108	8.4	34.71	23	35.23
$40.00—$49.99	57	8.0	45.79	20	45.43
$50.00—$59.99	13	8.1	54.43	3	54.45
$60.00—$69.99	49	8.0	63.57	12	63.57
$70.00—$79.99	181	7.9	76.08	90	76.08
$80.00—$93.36	14	7.7	93.36	9	93.36

	11,654	7.6	$11.56	5,194	$8.17

Employee Stock Purchase Plan

        On August 1, 2002, the Board of Directors approved the 2002 Employee Stock Purchase Plan (the Purchase Plan). The Purchase Plan allows eligible employees an opportunity to purchase an aggregate of 1,200,000 shares of the Company's Class B common stock at a price per share equal to 85% of the lesser of the fair market value of the Company's common stock at the beginning or the end of each six-month purchase period. Under the terms of the Purchase Plan, no participant may acquire more than more than $25,000 in aggregate fair market value of common stock during any one-year calendar period. No shares have been sold to employees under the Purchase Plan at December 31, 2002. The fair value of each purchase right granted in 2002 was $3.83.

NOTE 8 OTHER COMPREHENSIVE INCOME

        Other comprehensive income consisted solely of unrealized gains (losses) on investments. The changes in the components of other comprehensive income, net of taxes wee as follows for the years ended December 31, 2002, 2001 and 2000.

	2002	2001	2000
Change in net unrealized gains (losses) on investments, net of related income tax expense (benefit) of $(94), $331, and $71, respectively	$(189)	$570	$117
Reclassification adjustment for net realized (gains) losses included in net income, net of related income tax (expense) benefit of $282, $(97), and $0, respectively	442	(167)	—

	$253	$403	$117

NOTE 9 EMPLOYEE BENEFIT PLANS

Defined Contribution Plan

        The Company has a defined contribution plan (the McDATA Retirement Savings Plan) that covers eligible employees. The Company matches 50% of an employee's contribution up to 6% of annual eligible compensation, subject to restrictions of such plans. Such Company contributions are made in cash, and amounted to approximately $1,803,000, $1,359,000, and $769,000 in 2002, 2001, and 2000, respectively.

Profit Sharing and Bonus Plans

        The Company has various employee bonus plans. A profit sharing plan provides for the contribution of a portion of each year's profits to a profit sharing pool that is distributed to all employees not eligible for other performance-based incentive plans. The profit sharing amount is determined annually by the Board of Directors and is paid in cash. Other bonus plans award quarterly bonuses to the Company's executives and other members of management based on the achievement of pre-defined performance measures and other specific performance criteria. Compensation charges related to these plans were approximately $2,991,000, $981,000, and $1,946,000 for 2002, 2001, and 2000, respectively.

NOTE 10 INCOME TAXES

        Income (loss) before income taxes consisted of the following:

	Year Ended December 31,
	2002	2001	2000
Domestic	$(16,620)	$(14,720)	$51,564
Foreign	1,104	530	91

	$(15,516)	$(13,740)	$51,655

        Income tax expense (benefit) consisted of the following:

	Year Ended December 31,
	2002	2001	2000
Current:
Federal	$3,190	$8,894	$26,035
State	442	508	1,934
Foreign	185	—	—

	3,817	9,402	27,969
Deferred:
Federal	(8,328)	(13,423)	(6,511)
State	(1,018)	(1,063)	(567)

	(9,346)	(14,486)	(7,078)

Total expense (benefit)	$(5,529)	$(5,084)	$20,891

        The total income tax expense (benefit) differs from the amount computed using the federal income tax rate of 35% for the following reasons:

	Year Ended December 31,
	2002	2001	2000
Federal income tax expense (benefit) at statutory rate	$(5,430)	$(4,809)	$18,079
Research and development credit	(1,970)	—	(100)
State taxes, net of federal benefit	(373)	(346)	2,146
Foreign taxes	185	—	—
Stock-based compensation	2,958	1,803	1,926
Benefit from export sales	(247)	(305)	(1,218)
Municipal interest income	(872)	(1,625)	(697)
Other	220	198	755

Income tax expense (benefit)	$(5,529)	$(5,084)	$20,891

        Deferred income taxes reflect the tax effect of temporary differences between the amount of assets and liabilities for financial reporting purposes and income tax purposes. The tax effects of each type of temporary difference that give rise to significant portions of the net deferred tax assets are as follows:

	December 31,
	2002	2001
Current deferred tax assets:
Inventory reserves and costs	$10,726	$10,249
Revenue recognition	10,368	7,349
Net operating loss carry forward	7,373	—
Warranty reserves	1,321	818
Reserves related to employee benefits	1,993	1,475
Stock-based compensation	1,544	1,694
Other	—	368

	33,325	21,953
Non-current deferred tax assets:
Tax credit carry forward	3,537	—
Difference between book and tax depreciation	2,485	1,951
Capitalized software, net of amortization	(2,930)	—

	3,092	1,951

Total deferred tax asset, net	$36,417	$23,904

        The Company believes that all deferred tax assets will be realized through profitable future operations and accordingly, there is no need for a valuation allowance for any of the deferred tax assets.

        Prior to the initial public offering on August 9, 2000, the Company was included in a consolidated Federal income tax return with EMC. The Company is no longer eligible to be included in EMC's consolidated tax returns and has consequently filed a separate income tax return for the tax period which began immediately following the offering and for all subsequent periods.

        When the Company was included in EMC's consolidated tax returns, the Company recorded income taxes based on the pro rata method. The pro rata method assumes the allocation of income taxes based on EMC's consolidated tax position. The pro rata method of allocating income taxes was consistently used for all members of the consolidated group. Pursuant to a tax sharing agreement entered into with EMC, the Company reimbursed EMC for income taxes equal to 35% of the Company's taxable income for its tax year ended August 8, 2000, which tax was reduced by the Company's share of the research and development tax credit. Had the Company's tax provision been calculated for the period as if the Company were a separate, independent United States taxpayer, the income tax provision would not have materially changed.

        Under the terms of the tax sharing agreement between the Company and EMC, the Company is obligated to indemnify EMC for any taxes arising out of the failure of the Distribution to be tax free if that failure results from, among other things, (i) any act or omission by the Company that would cause such distribution to fail to qualify as a tax free distribution under the Internal Revenue Code of 1986, as amended; (ii) any act or omission by the Company that is inconsistent with any representation made to the Internal Revenue Service in connection with the request for a private letter ruling regarding the tax-free nature of the distribution; (iii) any acquisition by a third party of the Company's stock or assets; or (iv) any issuance by the Company of stock or any change in ownership of the Company's stock. If the distribution of the Company's Class A common stock fails to qualify as a tax-free distribution, EMC would incur tax liability as if the Company's Class A common stock that was distributed by EMC had been sold by EMC for its fair market value in a taxable transaction. In the event that the Company is required to indemnify EMC because the distribution of the Company's Class A common stock fails to qualify as a tax-free distribution, the Company's liability could exceed 35% of the value of the Company's Class A common stock distributed by EMC as determined on the date of the distribution.

        Although the Company is no longer a member of EMC's consolidated tax group, the tax sharing agreement between the Company and EMC continues to affect the Company in two principal ways. First, if a taxing authority effects a change to the EMC consolidated return, the Company is required to reimburse EMC for the tax of any Company-related unfavorable adjustment. Conversely, the Company is entitled to any refund for any Company-related favorable adjustment. Second, the Company is required to remit to EMC any tax savings generated by the tax deductions, if any, related to the issuance or sale of EMC stock upon the exercise of options held by Company employees. Included in the Company's 2001 federal tax return was a stock based compensation deduction of $25 million related to the issuance or sale of EMC stock. Subsequent to the receipt of its IRS refund of its 2001 net operating loss carry back into 2000, the Company remitted to EMC $9.5 million pursuant to the tax sharing agreement.

NOTE 11 RELATED PARTY TRANSACTIONS

        McDATA, as EMC's majority-owned subsidiary prior to February 7, 2001, engaged in several related-party transactions with EMC and its subsidiaries. These included benefiting from a service agreement to provide services for EMC's ESCON switch business, making direct sales of Fibre Channel products to EMC, participating in EMC's cash management system and filing as a member of EMC's consolidated tax return (see Note 10). The terms of these arrangements, which were negotiated in the context of a parent-subsidiary relationship, may be more or less favorable to the Company than if they had been negotiated with unaffiliated third parties.

        Under the terms of the service agreement with EMC, the Company provides management, manufacturing, research, development, sales, support and administrative services with respect to specified customers of EMC. The amount of such service fee is subject to annual revision based on the review and concurrence of both parties. Such service fee revenue totaled $4,381,000, $9,663,000, and $14,497,000 for 2002, 2001, and 2000, respectively. Additionally, the Company provided $2,824,000 of consulting services to EMC for 2000.

        Pursuant to a five-year OEM supply and license agreement executed in 2000, the Company sells Fibre Channel products to EMC. Such sales comprised 53%, 66% and 69% of Company revenue in 2002, 2001, and 2000, respectively. The agreement has no minimum purchase commitments and has customary termination rights.

        Until September 2000, the Company participated in EMC's cash management program, in which it deposited excess operating funds with EMC for short-term investment when funds in excess of operating requirements were available or borrowed funds from EMC during periods of operating cash needs. Such funds were repaid on demand and earned simple interest, calculated monthly. Interest income includes $102,000 earned from participation in EMC's cash management program during 2000.

        On October 1, 1997, the Company entered into an unsecured term note with EMC in the amount of $1,900,000. The note required quarterly payments of interest in arrears, with principle to be paid in 2007 or upon the consummation of a sale of all or part of the Company, including an initial public offering. On August 9, 2000, the Company consummated an initial public offering and proceeds from the offering were used to payoff the note. Interest incurred and paid to EMC for 2000 totaled $109,000.

        Certain directors and executive officers of the Company own EMC common stock and options to purchase EMC common stock. One of the Company's directors as of December 31, 2000 was an employee of EMC. This director resigned from his position on the Company's Board of Directors effective upon the distribution of the McDATA Class A common stock by EMC.

NOTE 12 COMMITMENTS AND CONTINGENCIES

Operating and Capital Leases

        The Company had various operating and capital leases in effect at December 31, 2002 for certain buildings, office space and machinery and equipment. Future minimum lease payments under non-cancelable capital and operating leases with terms of one year or more are as follows at December 31, 2002:

	Capital Leases	Operating Leases
2003	$1,755	$7,865
2004	1,155	3,839
2005	450	2,400
2006	—	626

Total minimum lease payments	3,360	$14,730

Less portion representing interest	216

	3,144
Less: current portion	1,604

	$1,540

        Operating rent expense in 2002, 2001, and 2000 totaled approximately $8,946,000, $7,671,000, and $3,424,000, respectively.

        As part of the Company's move to the new office and engineering building, the Company performed a review of its real estate facility requirements and identified excess leased facility space, which has been offered for sublease. Based upon the results of this analysis, the Company recorded a charge of $83,000 and $941,000 included in selling and marketing expense related to facility lease losses for the years ended December 31, 2002 and 2001, respectively. In determining the anticipated lease losses, various assumptions were made, including, the time period over which the excess space will be under contract; expected sublease terms; and expected sublease rates and anticipated recoveries from sublease income. The new office and engineering building was completed in July 2002. Lease charges of $341,000 were recorded against the loss accrual during the year ended December 31, 2002.

Collateralized Lease

        On February 9, 2001, the Company entered into an operating lease and associated agreements with Deutsche Bank AG, New York Branch ("Deutsche Bank") for the lease of an approximately 167,000 square foot multi-story office and engineering building to be constructed on a 106 acre parcel of land located in Broomfield, Colorado. Construction of the building commenced in the first half of 2001 and was completed in July 2002, at which time lease payments were scheduled to commence. As part of the transaction, the Company guaranteed a residual value of the facility to Deutsche Bank of approximately 89% during the construction period and 85% thereafter of the $60 million total original cost and agreed to restrict up to $63 million of its investment securities as collateral for specified obligations under the lease. During the first quarter of 2002, the Company elected to terminate the lease under the provisions of the agreements. On May 9, 2002, the Company entered into a Termination Agreement with Deutsche Bank and recorded approximately $39 million in construction costs as property and equipment. $41 million in restricted assets were used to pay off the lease obligation and construction costs. In addition, a loss of $1.25 million was recorded during the first quarter of 2002 to reflect the write-off of certain lease costs that could not be capitalized.

Manufacturing and Purchase Commitments

        The Company has contracted with Sanmina SCI Systems, Inc. ("SSCI") and Solectron Corporation ("Solectron") (collectively, "Contract Manufacturers") for the manufacture of printed circuit boards and box build assembly and configuration for specific Fibre Channel directors and switches. The agreements require the Company to submit purchasing forecasts and place orders sixty calendar days in advance of delivery. At December 31, 2002, the Company's commitment with the Contract Manufacturers for purchases over the next sixty days totaled $54.1 million. The Contract Manufacturers had on hand materials purchased on behalf of McDATA valued at approximately $45.8 million. Finally, the Contract Manufacturers have outstanding purchase commitments related to materials that it had also ordered on McDATA's behalf.

        The Company may be liable for materials that the Contract Manufacturers purchase on McDATA's behalf if the Company's actual requirements do not meet or exceed its forecasts and those materials cannot be redirected to other uses. At December 31, 2002, the Company had recorded obligations of approximately $10.0 million primarily related to materials purchased by SSCI for certain end-of-life and obsolete material used to manufacture the Company's 1 Gb products. Management does not expect the remaining commitments under these agreements to have a material adverse effect on the Company's business, results of operations, financial position or cash flows.

        The Company has various other commitments for sales and purchases in the ordinary course of business. In the aggregate, such commitments do not differ significantly from current market prices or anticipated usage requirements.

Litigation

        The Company, one current officer, and two former officers have been named as defendants in purported securities class-action lawsuits filed in the United States District Court, Southern District of New York. The first of these lawsuits, filed on July 20, 2001, is captioned Gutner v. McDATA Corporation, Credit Suisse First Boston, Merrill Lynch, Pierce Fenner & Smith Incorporated, Bear, Stearns & Co., Inc., FleetBoston Robertson Stephens et al., No. 01 CIV. 6627. Three other similar suits have been filed against the Company. The complaints are substantially identical to over 300 other complaints filed against other companies that went public over the last several years. These lawsuits generally allege, among other things, that the registration statements and prospectus filed with the SEC by such companies were materially false and misleading because they failed to disclose (a) that certain underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of shares in connection with the initial public offerings ("IPOs") and (b) that certain of the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate IPO shares in exchange for which the customers agreed to purchase additional company shares in the aftermarket at pre-determined prices. The complaints relating to the Company allege claims against the Company, two of the Company's current officers, a former officer of the Company and Credit Suisse First Boston, the lead underwriter of the Company's August 9, 2000 initial public offering, under Sections 11 and 15 of the Securities Act of 1933, as amended. The complaints also allege claims solely against Credit Suisse First Boston and the other underwriter defendants under Section 12(a)(2) of the Securities Act of 1933, as amended, and claims against the individual defendants under Section 10(b) of the Securities Exchange Act of 1934, as amended. We believe that the lawsuits are without legal merit and intend to defend them vigorously.

        In September 2002, plaintiffs' counsel in the above-mentioned lawsuits offered to individual defendants of many of the public companies being sued the opportunity to enter into a Reservation of Rights and Tolling Agreement that would dismiss without prejudice and without costs all claims against such persons if the company itself had entity coverage insurance. Nothing in the agreement constitutes or should be construed as an admission by either party and both parties reserve their rights. This agreement was signed by Mr. John F. McDonnell, the Company's Chairman, Mrs. Dee J. Perry, the Company's former chief financial officer, and Mr. Thomas O. McGimpsey, the Company's former Vice President and General Counsel. It is expected that plaintiffs' executive committee will sign soon and will dismiss the claims against such individuals, without prejudice to their right to reassert those claims and subject to the agreed tolling of the statute of limitations. This will not affect the claims against the Company or the underwriters.

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

        On April 8, 2002, Brocade filed an answer to the motion for preliminary injunction generally alleging that Brocade has not infringed and is not infringing the patent. Brocade alleged various counterclaims in its answer including a claim that the patent is invalid and unenforceable, and that the Company misappropriated trade secret information from them under prior agreements and that a 1999 OEM agreement contained a covenant not to sue. The United States District Court for the District of Colorado on December 6, 2002, denied our motion for a preliminary injunction. The Company filed documents on December 23, 2002 with the American Arbitration Association to initiate an arbitration proceeding to resolve contract and patent issues relating to the 1999 OEM agreement with Brocade. On January 24, 2003, Brocade, in response to the initiation of the arbitration proceeding, filed an answer and counterclaim with the American Arbitration Association that objected to the inclusion of the patent infringement claims in the arbitration. In addition, Brocade claims the patent is invalid and unenforceable and claims the Company misappropriated trade secret information from Brocade. The Company strongly believes that Brocade's counterclaims are factually incorrect and without any merit. The Company intends to vigorously pursue the patent infringement claims against Brocade.

Indemnifications and Guarantees

        During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include intellectual property indemnities to the Company's customers in connection with the sales of its products, indemnities for liabilities associated with the infringement of other parties' technology based upon the Company's software products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. The Company has also indemnified it's former parent, EMC for any income taxes arising out of the Distribution in the event it does not qualify for tax free treatment. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. In addition, the majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. As such, the Company is unable to estimate with any reasonableness its potential exposure under these items. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is both reasonably determinable and probable. Finally, the Company carries specific and general liability insurance policies, which the Company believes would provide, in most circumstances, some, if not total recourse to any claims arising from these indemnifications.

        From time to time, the Company is subject to claims arising in the ordinary course of business. In the opinion of management, no such matter, individually or in the aggregate, exists which is expected to have a material effect on the Company's consolidated results of operations, financial position or cash flows.

NOTE 13 SEGMENT INFORMATION

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

        For the years ended December 31, 2002, 2001, and 2000, the Company had two customers each who contributed greater than 10% of the Company's total revenues as follows:

	Year Ended December 31
	2002	2001	2000
EMC	54%	69%	76%
IBM	25%	17%	14%

        The level of sales to any single customer may vary and the loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could have a material impact on the Company's financial condition or results of operations.

        The Company's operations are conducted in the United States with sales offices throughout the European Community and Asia Pacific and a research and development facility in Canada, none of which are individually significant to the Company's overall operations. The Company has not incurred any foreign currency translation adjustments as all of its sales are settled in U.S. dollars.

        Certain information related to the Company's operations by geographic area is presented below. The Company's revenues are attributed to the geographic areas according to the location of the customers. Long lived assets include property and equipment and other non-current assets.

	Net Sales	Long-Lived Assets
2002
United States	$207,015	$131,094
Foreign countries	121,264	1,339

Total	$328,279	$132,433

2001
United States	$263,416	$65,110
Foreign countries	80,990	1,245

Total	$344,406	$66,355

2000
United States	$171,888	$27,347
Foreign countries	76,798	1,353

Total	$248,686	$28,700

        Included in the United States long-lived assets balances at December 31, 2002, 2001, and 2000 are intangible assets totaling $19,615,000, $21,715,000, and $0, respectively. Included in the foreign countries long-lived assets balances as of December 31, 2002, 2001, and 2000 are intangible assets totaling $53,000, $125,000, and $542,000, respectively.

NOTE 14 SUBSEQUENT EVENTS

Change in Fiscal Year

        On January 15, 2003, the Board of Directors approved a change to the fiscal year end of the Company from December 31 to January 31 of each year, commencing with the fiscal year beginning February 1, 2003.

Issuance of Convertible Debt

        On February 7, 2003, the Company sold $172.5 million of 2.25% convertible subordinated notes (the "Notes") due February 15, 2010, raising net proceeds of approximately $167.1 million. The Notes are convertible into our Class A common stock at conversion rate of 93.3986 shares per $1,000 principal amount of notes (aggregate of approximately 16.1 million shares). Upon a conversion, the Company may choose to deliver, in lieu of shares of Class A common stock, cash or a combination of cash and Class A common stock. The Company intends to file a registration statement with respect to the Notes and the common stock issuable upon conversion of the Notes. Concurrently with the issuance of the Notes, the Company entered into a share option transactions using approximately $20.5 million of net proceeds. Under the terms of the share option transactions, the Company has the option to purchase outstanding shares equivalent to the number of shares that may be issued if all Notes are converted into shares, thereby mitigating dilution to shareholders. These share option transactions are intended to give the Company the option to mitigate dilution as a result of the Notes being converted to common shares up to the $10.71 price per common share and significantly mitigate dilution if the share price exceeds $15.08 at that time.

NOTE 15 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following summarizes selected financial information for each of the two years in the period ended December 31, 2002:

	Q1	Q2	Q3	Q4	Total
2002
Total revenue	$64,543	$77,254	$80,941	$105,541	$328,279
Gross profit(1)	13,890	35,091	42,580	58,604	150,165
Net income (loss)(1)(2)	(17,071)	(3,858)	2,343	8,599	(9,987)
Basic net income (loss) per share	(0.15)	(0.03)	0.02	0.08	(0.09)
Diluted net income (loss) per share	(0.15)	(0.03)	0.02	0.07	(0.09)
2001
Total revenue	$83,035	$81,289	$86,600	$93,482	$344,406
Gross profit(3)	37,464	34,095	22,813	34,283	128,655
Net income (loss)(3)(4)	7,542	3,371	(13,582)	(5,987)	(8,656)
Basic net income (loss) per share	0.07	0.03	(0.12)	(0.05)	(0.08)
Diluted net income (loss) per share	0.06	0.03	(0.12)	(0.05)	(0.08)

(1)
Gross profit and net loss for the quarter ended March 31, 2002 includes the impact of a $14.0 million charge to cost of revenues primarily as a result of identified excesses 1 Gb components user in the Director-class products. During the quarters ended June 30, 2002,

  September 30, 2002 and December 31, 2002, approximately $1.1 million, $2.5 million and $0.9 million, respectively, of these reserves were reversed as the Company experienced higher-than-expected sales of discontinued 1 Gb products and, therefore, realized 100% margins for these product sales.

(2)
Net loss for the quarter ended March 31, 2002 includes the impact of a $1.25 million charge to general and administrated expenses associated with the termination of the collateralized lease with Deutsche Bank.

(3)
Gross profit and net loss for the quarter ended September 30, 2001 includes the impact of a $14.7 million charge to cost of revenues primarily associated with the completion of a thorough review of obsolescence, end-of-life inventories, on-going inventory commitments and the completion of a physical inventory. In addition, a $9.3 million charge for acquired IPR&D and other acquisitions costs related to the Company's acquisition of SANavigator, Inc.

(4)
Gross profit and net loss for the quarter ended December 31, 2001 includes the impact of the following items recorded: charges of $6.3 million to cost of revenues primarily associated with the completion of a thorough review of obsolescence, end-of-life inventories, on-going inventory commitments and the completion of a physical inventory; A charge to selling and marketing expense related to the impairment of certain 1 Gb equipment used for demonstration and evaluation purposes as a result of the anticipated transition from 1 Gb to 2 Gb products in 2002.

MCDATA CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period
Year ended December 31, 2000
Allowance for doubtful accounts	$95	$248	$(59	)(a)	$284
Inventory reserves	2,064	2,541	(290	)(b)	4,315
Year ended December 31, 2001
Allowance for doubtful accounts	$284	$707	$(208	)(a)	$783
Inventory reserves	4,315	29,919	(15,269	)(b)	18,965
Year ended December 31, 2002
Allowance for doubtful accounts	$783	$525	$(43	)(a)	$1,265
Inventory reserves	18,965	11,332	(22,885	)(b)	7,412

(a)
Reflects uncollectible amounts written-off, net of recoveries.

(b)
Reflects disposals of obsolete inventory and reductions to lower-of-cost or market reserves.

S-1