Form 10-Q
period 2003-04-30
MCDATA CORP
filed 2003-06-09
CIK 731502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2003

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

December 31

(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

At June 4, 2003, 81,000,000 shares of the registrant’s Class A Common Stock were outstanding and 33,449,935 shares of the registrant’s Class B Common Stock were outstanding.

McDATA CORPORATION

FORM 10-Q

QUARTER ENDED APRIL 30, 2003

TABLE OF CONTENTS

Item
PART 1 – FINANCIAL INFORMATION

1.	Financial Statements

Condensed Consolidated Balance Sheets – April 30, 2003 (unaudited), December 31, 2002 and January 31, 2003 (unaudited)

Condensed Consolidated Income Statements – Three Months ended April 30, 2003 (unaudited) and March 31, 2002 (unaudited), and one month ended January 31, 2003 (unaudited)

Condensed Consolidated Statements of Cash Flows – Three Months ended April 30, 2003 (unaudited) and March 31, 2002 (unaudited), and one month ended January 31, 2003 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

3.	Quantitative and Qualitative Disclosures About Market Risks

4.	Controls and Procedures

PART II – OTHER INFORMATION

1.	Legal Proceedings

2.	Changes in Securities and Use of Proceeds

3.	Defaults Upon Senior Securities

4.	Submission of Matters to A Vote of Security Holders

5.	Other Information

6.	Exhibits and Reports on Form 8-K

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

•                  our ability to successfully increase sales of McDATA’s management software, including SANavigator®;

•                  the impact of the continued general economic slowdown on purchasing decisions by customers and the impact of Severe Acute Respiratory Syndrome (SARS) on sales in Asia Pacific;

•                  our ability to complete the successful implementation of an “outsourcing-focused” manufacturing model;

•                  additional manufacturing and component costs and production delays that we may experience as we continue the transition to new products;

•                  a loss of any of our key customers (and our OEMs’ key customers), distributors, resellers or our manufacturers;

•                  our ability to expand our product offerings and any transition to new products (including higher port density products and multi-protocol products);

•                  any change in business conditions, our sales strategy or product development plans, and our ability to attract and retain highly skilled individuals;

•                  competition in the storage area network, or SAN, and director, software and switch markets (including competitive pricing pressures and product give-aways by current competitors such as Brocade Communication Systems, Inc., or Brocade, Computer Network Technology Corporation, or CNT, and new entrants from the IP and multi-protocol switch industry such as Cisco Systems, Inc., or Cisco);

•                  delays and changes in the development of new products and new technology and component quality and availability;

•                  any industry or technology changes that cause obsolescence of our products or components of those products;

•                  one-time events and other important risks and factors disclosed previously and from time to time in our filings with the U.S. Securities and Exchange Commission, or SEC, including the risk factors discussed in this Quarterly Report; and

•                  the impact of any acquisitions by us of businesses, products, or technologies.

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

PART I – FINANCIAL INFORMATION

McDATA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	April 30, 2003	December 31, 2002	January 31, 2003
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$150,023	$72,411	$108,168
Short-term investments	245,268	157,260	152,669
Accounts receivable, net of allowance for bad debts of $1,336 and $1,265 and $1,290, respectively	38,095	73,867	35,102
Inventories, net	7,631	8,097	6,749
Current portion of deferred tax asset	26,897	33,325	30,486
Prepaid expenses and other current assets	5,347	4,699	5,187
Total current assets	473,261	349,659	338,361

Property and equipment, net	96,483	99,927	99,082
Long-term investments	103,255	73,099	67,084
Other assets, net	44,921	32,506	37,906
Total assets	$717,920	$555,191	$542,433

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,498	$16,530	$6,982
Accrued liabilities	46,302	40,561	39,545
Current portion of deferred revenue	9,600	7,337	7,767
Current portion of obligations under capital leases	1,414	1,604	1,589
Total current liabilities	69,814	66,032	55,883

Obligations under capital leases, less current portion	1,321	1,540	1,544
Deferred revenue, less current portion	13,871	13,114	12,776
Convertible subordinated debt	172,500	—	—
Total liabilities	257,506	80,686	70,203

Commitments and Contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, Class A, $0.01 par value, 250,000,000 shares authorized, 81,000,000 shares issued and outstanding	810	810	810
Common stock, Class B, $0.01 par value, 200,000,000 shares authorized, 33,670,132, 32,962,212 and 33,283,684 shares issued and outstanding at April 30, 2003 (unaudited), December 31, 2002 and January 31, 2003 (unaudited), respectively	337	330	333
Additional paid-in-capital	457,102	474,609	475,975
Deferred compensation	(5,205)	(6,812)	(6,934)
Accumulated other comprehensive income	723	773	711
Retained earnings	6,647	4,795	1,335
Total stockholders’ equity	460,414	474,505	472,230
Total liabilities and stockholders’ equity	$717,920	$555,191	$542,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

McDATA CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share data)

(unaudited)

	Three Months Ended,		One Month Ended,
	April 30, 2003	March 31, 2002	January 31, 2003

Revenue	$103,179	$64,543	$17,045
Cost of revenue	44,588	50,652	8,475
Gross profit	58,591	13,891	8,570

Operating expenses:
Research and development	18,819	13,216	5,068
Selling and marketing	23,427	17,993	5,837
General and administrative	7,484	8,008	2,424
Amortization of deferred compensation (excludes amortization of deferred compensation included in cost of revenue of $137, $172 and $50, respectively)	1,411	2,141	575
Operating expenses	51,141	41,358	13,904
Income (loss) from operations	7,450	(27,467)	(5,334)

Interest and other income	2,055	2,078	28
Interest expense	(1,084)	(90)	(17)
Income (loss) before income taxes	8,421	(25,479)	(5,323)
Income tax expense (benefit)	3,109	(8,408)	(1,863)
Net income (loss)	$5,312	$(17,071)	$(3,460)

Basic net income (loss) per share	$0.05	$(0.15)	$(0.03)
Shares used in computing basic net income (loss) per share	114,319	112,732	114,000

Diluted net income (loss) per share	$0.05	$(0.15)	$(0.03)
Shares used in computing diluted net income (loss) per share	117,692	112,732	114,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

McDATA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended		One Month Ended
	April 30, 2003	March 31, 2002	January 31, 2003
Cash flows from operating activities:
Net income (loss)	$5,312	$(17,071)	$(3,460)
Adjustments to reconcile net income (loss) to cash flows from operating activities;
Depreciation	6,094	4,041	1,976
Amortization	2,101	1,100	552
Loss from write-off of capitalized collateralized lease costs	—	1,250	—
(Gain) loss on trade-in/retirement of assets	(5)	464	77
Net realized gain on investments	(137)	340	17
Inventory and inventory commitment provisions	1,688	18,074	384
Bad debt provision	50	75	25
Deferred income taxes	2,129	(3,094)	(1,902)
Non-cash compensation expense	1,548	2,313	625
Tax benefit from stock options exercised	—	1,200	39
Changes in net assets and liabilities:
Accounts receivable	(3,043)	4,716	38,740
Inventories	(2,250)	(3,225)	418
Prepaid expenses and other current assets	(160)	(4,968)	(488)
Other assets, net	(1,978)	(2,107)	(1,092)
Accounts payable	5,516	3,151	(9,548)
Accrued liabilities	6,175	(796)	(1,083)
Deferred revenue	2,928	2,326	92
Net cash provided by operating activities	25,968	7,789	25,372

Cash flows from investing activities:
Purchases of property and equipment	(2,940)	(7,509)	(432)
Proceeds from the disposition of fixed assets	5	—	61
Purchases of investments	(314,323)	(85,896)	(11,600)
Maturities of investments	185,393	55,353	21,970
Net cash provided (used) by investing activities	(131,865)	(38,052)	9,999

Cash flows from financing activities:
Net proceeds for issuance of convertible subordinated debt	166,967	—	—
Net purchase of share option transactions	(20,510)	—	—
Payment of obligations under capital leases	(531)	(727)	(196)
Proceeds from the issuance of common stock	1,826	1,241	582
Net cash provided by financing activities	147,752	514	386

Net increase (decrease) in cash and cash equivalents	41,855	(29,749)	35,757
Cash and cash equivalents, beginning of period	108,168	69,285	72,411
Cash and cash equivalents, end of period	$150,023	$39,536	$108,168

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Capital lease obligations incurred	$132	$4,156	$186
Equipment traded in	$—	$(2,473)	$—
Transfer of inventory to fixed assets	$260	$1,404	$614
Acquisition of collateralized lease assets	$—	$36,884	$—
Collateralized lease liability	$—	$2,026	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

McDATA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

(unaudited)

Note 1 –Background and Basis of Presentation

McDATA Corporation (“McDATA” or “the Company”) provides Multi-Capable Storage Networking SolutionsTM—hardware, software and services—that enables its partners and customers around the world to reduce their total cost of storage management today, and be ready to adapt to the real-time information demands of tomorrow. McDATA solutions are an integral part of data services infrastructures sold by most major storage vendors, including Dell, EMC, Hewlett-Packard, Hitachi Data Systems, IBM, StorageTek and Sun Microsystems.

The accompanying condensed consolidated financial statements of McDATA and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted.  The consolidated balance sheet as of December 31, 2002 has been derived from the audited financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles. For further information, please refer to and read these interim consolidated financial statements in conjunction with the Company’s audited financial statements for the year ended December 31, 2002.

The interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for the periods presented.  The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the entire fiscal year or future periods.

Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. FIN 45 also requires additional disclosures about the guarantees an entity has issued, including an entity’s product warranty liabilities. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 has not had a material impact on the Company’s financial condition or results of operations. The Company adopted the disclosure requirements of FIN 45 in the fourth quarter of 2002, and the disclosures for the first quarter of 2003 are included in Notes 3 and 9, below.

In November 2002, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for the purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 applies to all revenue arrangements that the Company enters into after July 31, 2003. The adoption of this statement is not currently anticipated to have a material impact on the Company’s financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. The statement also amends the disclosure provisions of that statement and requires disclosure of the pro forma effect in interim financial statements. The Company adopted SFAS No. 148 for the fiscal year ended December 31, 2002, and the adoption did not have a material impact on the Company’s financial condition or results of operations. The Company plans to continue to account for its stock-based compensation under the recognition and measurement principles of APB Opinion No. 25. Accordingly, the alternative methods of transition provided under SFAS No. 148 are not expected to impact the Company. The quarterly disclosure provision of SFAS No. 148 for the first quarter of 2003 is included in Note 4, below.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, and results of operations of a VIE need to be included in a company’s consolidated financial statements. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders in a VIE. The provisions of FIN 46 are effective immediately for all VIEs created after January 31, 2003. For VIEs created before February 1, 2003, the provisions of FIN 46 must be adopted at the beginning of the first interim or annual reporting period beginning after June 15, 2003. While the Company is currently evaluating the potential impact of the adoption of FIN 46, the Company believes that the adoption of this statement will not have a material impact on the Company’s financial condition or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (FAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  In accordance with the standard, certain financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003.   The Company does not expect the provision of this statement to have a significant impact on the statement of financial position.

Note 2 – Change in Fiscal Year

On January 15, 2003, the Company changed its fiscal year to end on January 31 rather than December 31.  The Company has included information for the transition period from January 1 to January 31, 2003 in this Form 10-Q pursuant to Rule 13a-10 of the Securities Exchange Act of 1934, as amended.  The Company typically incurs significant losses in the first month following the completion of a calendar quarter because revenue for that month is significantly less than the average monthly revenue generated in any quarterly or annual period.

Reference in this Form 10Q to the first quarter of 2003 represent the three months ending April 30, 2003.  References in this Form 10-Q to the first quarter of 2002 represent the three months ending March 31, 2002.  The Company has not submitted financial information for the three months ending April 30, 2002 in this Form 10-Q because the information is not practical or cost beneficial to prepare.  Management believes that the first quarter of 2002 provides a meaningful comparison to the first quarter of 2003.  There are no factors, seasonal or otherwise, that would impact the comparability of information or trends, if results for the three months ended April 30, 2002 were presented in lieu of results for the first quarter of 2002.

Note 3 – Balance Sheet Details

	April 30, 2003	December 31, 2002	January 31, 2003
Inventories:
Raw materials	$5,886	$8,070	$6,621
Work-in-progress	1,653	1,123	1,385
Finished goods	5,936	6,316	5,858
Total inventories at cost	13,475	15,509	13,864
Less reserves	(5,844)	(7,412)	(7,115)
Total inventories, net	$7,631	$8,097	$6,749

During the quarter ended March 31, 2002, the Company recorded inventory-related charges of $14.0 million primarily for the excess 1 gigabit (Gb) components used in the Company’s Director-class products.  This resulted primarily from the unanticipated reduction in Director-class product orders late in March 2002.

	April 30, 2003	December 31, 2002	January 31, 2003
Accrued Liabilities:
Wages and employee benefits	$17,189	$16,643	$17,672
Purchase commitments	9,794	12,022	9,576
Warranty reserves(1)	3,457	3,461	3,485
Income tax payable	3,237	2,782	2,844
Taxes, other than income tax	1,177	1,050	1,712
Interest payable	889	—	—
Other accrued liabilities	10,559	4,603	4,256
	$46,302	$40,561	$39,545

(1)          The Company establishes a warranty liability for the estimated cost of warranty-related claims at the time revenue is recognized. Activity in the warranty reserves are as follows for the three months ended April 30, 2003 and March 31, 2002 and the one month ended January 31, 2003:

	Three Months Ended		One Month Ended
	April 30, 2003	March 31, 2002	January 31, 2003

Balance at beginning of year	$3,485	$2,174	$3,461
Warranty expense	100	513	24
Warranty claims	(128)	(56)	—
Balance at end of year	$3,457	$2,631	$3,485

Note 4 – Net Income (Loss) per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted-average number of shares outstanding during each period and the assumed exercise of dilutive stock options less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company’s common stock for each of the periods presented.  No dilutive effect has been included for the convertible subordinated debt issued February 7, 2003 (see Note 7) because the Company currently has the ability and intent to settle the conversion price in cash.  Additionally, no dilutive effect has been included for the share options sold in relation to the convertible subordinate debt because the exercise price was higher than the average stock price for the period.

Calculation of net income (loss) per share:

	Three Months Ended		One Month Ended
	April 30, 2003	March 31, 2002	January 31, 2003

Net income (loss)	$5,312	$(17,071)	$(3,460)

Weighted average shares of common stock outstanding used in computing basic net income (loss) per share	114,319	112,732	114,000
Effect of dilutive stock options	3,373	—	—
Weighted average shares of common stock used in computing diluted net income (loss) per share	117,692	112,732	114,000

Basic net income (loss) per share	$0.05	$(0.15)	$(0.03)

Diluted net income (loss) per share	$0.05	$(0.15)	$(0.03)

Options not included in diluted share base because of the exercise prices	7,135	2,302	6,092

Options and restricted stock not included in diluted share base because of the net loss	—	8,582	6,401

Note 5 – Stock-Based Compensation

The Company maintains a stock option and restricted stock plan (the Plan) which provide for the grant of stock options, restricted stock and other stock based awards to officers, other employees, and consultants as determined by the compensation committee of the Board of Directors. A maximum of 24,000,000 shares of common stock were issuable under the terms of the Plan as of April 30, 2003, of which no more than 2,400,000 shares may be issued as restricted stock or other stock based awards. As of April 30, 2003, there were approximately 1.8 million shares of common stock available for future grants under the Plan.

The Company accounts for these plans according to Accounting Principles Board Opinion No. 25, Accounting for Stock Issues to Employees (APB 25), and related interpretations and has adopted the disclosure-only alternative of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) as amended by SFAS No. 148. Any deferred stock compensation calculated pursuant to APB 25 is amortized ratably over the vesting period of the individual options, generally four years.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Three Months Ended,		One Month Ended
	April 30, 2003	March 31, 2002	January 31, 2003

Net income (loss), as reported	$5,312	$(17,071)	$(3,460)
Add: Total stock-based employee compensation expense included in net income as determined under the intrinsic value method, net of related tax effects	974	1,550	406
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(3,863)	(5,297)	(1,481)
Pro forma net income (loss)	$2,423	$(20,818)	$(4,535)

Earnings (loss) per share:
Basic-as reported	$0.05	$(0.15)	$(0.03)
Basic-pro forma	$0.02	$(0.18)	$(0.04)

Diluted-as reported	$0.05	$(0.15)	$(0.03)
Diluted-pro forma	$0.02	$(0.18)	$(0.04)

Note 6 – Comprehensive Income (Loss)

Comprehensive income (loss) consisted of the following:

	Three Months Ended		One Month Ended
	April 30, 2003	March 31, 2002	January 31, 2003

Net income (loss)	$5,312	$(17,071)	$(3,460)
Net change in net unrealized gains (losses) on investments, net of tax	12	484	(62)
Comprehensive income (loss)	$5,324	$(16,587)	$(3,522)

Note 7 – Convertible Subordinated Debt

On February 7, 2003, the Company sold $172.5 million of 2.25% convertible subordinated notes (the “Notes”) due February 15, 2010, raising net proceeds of approximately $167 million. The Notes are convertible into Class A common stock at conversion rate of 93.3986 shares per $1,000 principal amount of notes (aggregate of approximately 16.1 million shares) at any time prior to February 15, 2010. In addition, holders of the Notes may require the Company to purchase all or a portion of the Notes upon a change in control of the Company.  Upon a conversion, the Company may choose to deliver, in lieu of shares of Class A common stock, cash or a combination of cash and Class A common stock. The Notes do not contain any restrictive covenants.   The Company has filed a registration statement with respect to the Notes and the common stock issuable upon conversion of the Notes.

Concurrent with the issuance of the Notes, the Company entered into share option transactions using approximately $20.5 million of net proceeds. As part of these share option transactions, the Company purchased options that cover approximately 16.1 million shares of Class A common stock, at a strike price of $10.71.  The Company also sold options that cover approximately 16.9 million shares of Class A common stock, at a strike price of $15.08. The net cost of the share option transactions was recorded against additional paid in capital.  These share option transactions are intended to give the Company the option to significantly mitigate dilution as a result of the Notes being converted to common shares up to the $15.08 price per common share and mitigate dilution if the share price exceeds $15.08 at that time.  Should there be an early unwind of either of the share option transactions, the amount of cash or net shares potentially received or paid by the Company will be dependent on then existing overall market conditions, the stock price, the volatility of the stock, and the amount of time remaining until expiration of the options.

Note 8 – Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (ESPP), which was implemented in 2002, allows eligible employees to purchase shares of the Company’s Class B common stock, through accumulated payroll deductions, at 85% of the lesser of the fair market value of the Class B common stock at the beginning or end of the six-month purchase period.  During the three months ended April 30, 2003, employees purchased a total of approximately 232,000 shares of common stock for approximately $1,600,000.

Note 9 – Commitments and Contingencies

From time to time, the Company is subject to claims arising in the ordinary course of business. In the opinion of management and except as set forth below, no such matter, individually or in the aggregate, exists which is expected to have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

Manufacturing and Purchase Commitments

The Company has contracted with Sanmina SCI Systems, Inc. (“SSCI”) and Solectron Corporation (“Solectron”) (collectively, “Contract Manufacturers”) for the manufacture of printed circuit boards and box build assembly and configuration for specific Fibre Channel directors and switches. The agreements require the Company to submit purchasing forecasts and place orders sixty calendar days in advance of delivery. At April 30, 2003, the Company’s commitment with the Contract Manufacturers for purchases over the next sixty days totaled $44 million.   The Company may be liable for materials that the Contract Manufacturers purchase on McDATA’s behalf if the Company’s actual requirements do not meet or exceed its forecasts and those materials cannot be redirected to other uses. At April 30, 2003, the Company had recorded obligations of approximately $7 million primarily related to materials purchased by SSCI for certain end-of-life and obsolete material. Management does not expect the remaining commitments under these agreements to have a material adverse effect on the Company’s business, results of operations, financial position or cash flows.

The Company has various other commitments for sales and purchases in the ordinary course of business. In the aggregate, such commitments do not differ significantly from current market prices or anticipated usage requirements.

Indemnifications and Guarantees

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include intellectual property indemnities to the Company’s customers in connection with the sales of its products, indemnities for liabilities associated with the infringement of other parties’ technology based upon the Company’s software products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. The Company has also indemnified its former parent, EMC for any income taxes arising out of the February 7, 2001 distribution of our Class A common stock in the event it does not qualify for tax-free treatment. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. In addition, the majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. As such, the Company is unable to estimate with any reasonableness its potential exposure under these items. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is both reasonably determinable and probable. Finally, the Company carries specific and general liability insurance policies, which the Company believes would provide, in most circumstances, some, if not total recourse to any claims arising from these indemnifications.

Litigation

Raytheon Lawsuit

On May 5, 2003, the Company was added as the ninth defendant to a January 2003 patent infringement lawsuit that was filed by Raytheon Company in the United States District Court for the Eastern District of Texas - Marshall Division (Civil Action No. 2:03CV13).  The complaint alleges that the Company’s products infringe and/or the Company is actively inducing the infringement of  Raytheon’s United States Patent No. 5,412,791, entitled “Mass Data Storage Library.” Notice of the complaint was received only recently, and consequently, is at an early stage in the investigation of this matter and management cannot assess the merit or potential materiality of the complaint at this time. However, the Company  intends to defend the action vigorously.

Class Action Laddering Lawsuits

The Company, two current officers and one former officer have been named as defendants in purported securities class-action lawsuits filed in the United States District Court, Southern District of New York. The first of these lawsuits, filed on July 20, 2001, is captioned Gutner v. McDATA Corporation, Credit Suisse First Boston (CSFB), Merrill Lynch, Pierce Fenner & Smith Incorporated, Bear, Stearns & Co., Inc., FleetBoston Robertson Stephens et al., No. 01 CIV. 6627. Three other similar suits have been filed against the Company. The complaints are substantially identical to numerous other complaints filed against other companies that went public over the last several years. These lawsuits generally allege, among other things, that the registration statements and prospectus filed with the SEC by such companies were materially false and misleading because they failed to disclose (a) that certain underwriters had allegedly solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of shares in connection with the initial public offerings, or IPOs, and (b) that certain of the underwriters had allegedly entered into agreements with customers whereby the underwriters agreed to allocate IPO shares in exchange for which the customers agreed to purchase additional company shares in the aftermarket at pre-determined prices. The complaints relating to the Company allege claims against the Company, two of the Company’s current officers, one former officer of the Company, and CSFB, the lead underwriter of the Company’s August 9, 2000 initial public offering, under Sections 11 and 15 of the Securities Act. The complaints also allege claims solely against CSFB and the other underwriter defendants under Section 12(a)(2) of the Securities Act, and claims against the individual defendants under Section 10(b) of the Securities Exchange Act. Although management believes that all of the lawsuits are without legal merit and intend to defend them vigorously, there is not assurance that the Company will prevail.

In September 2002, plaintiffs’ counsel in the above-mentioned lawsuits offered to individual defendants of many of the public companies being sued the opportunity to enter into a Reservation of Rights and Tolling Agreement that would dismiss without prejudice and without costs all claims against such persons if the company itself had entity coverage insurance. This agreement was signed by Mr. John F. McDonnell, Chairman, Mrs. Dee J. Perry, former chief financial officer, and Mr. Thomas O. McGimpsey, Vice President and General Counsel and the plaintiffs’ executive committee. Under the Reservation of Rights and Tolling Agreement the plaintiffs are required to dismiss the claims against such individuals.

On February 19, 2003, the court in the above-mentioned lawsuits entered a ruling on the pending motions to dismiss, which dismissed some, but not all, of the plaintiffs’ claims against the Company.

Patent Infringement Lawsuit

On February 14, 2002, the Company filed a patent infringement lawsuit against Brocade in the United States District Court for the District of Colorado alleging that Brocade’s Frame Filtering feature in their products infringed  U.S. Patent No. 6,233,236 “Method and apparatus for measuring traffic within a switch.” On March 5, 2002, the Company filed for a preliminary injunction against Brocade to immediately stop infringing the patent after Brocade announced another product containing its Advanced Performance Monitoring feature.

On April 8, 2002, Brocade filed an answer to the motion for preliminary injunction generally alleging that Brocade has not infringed and is not infringing the patent. Brocade alleged various counterclaims in its answer including a claim that the patent is invalid and unenforceable, and that we misappropriated trade secret information from Brocade under prior agreements and that a 1999 OEM agreement contained a covenant not to sue. The United States District Court for the District of Colorado on December 6, 2002 denied the Company’s motion for a preliminary injunction. The Company filed documents on December 23, 2002 with the American Arbitration Association to initiate an arbitration proceeding to resolve contract and patent issues relating to the 1999 OEM agreement with Brocade. On January 24, 2003, Brocade, in response to the initiation of the arbitration proceeding, filed an answer and counterclaim with the American Arbitration Association that objected to the inclusion of the patent infringement claims in the arbitration, claims the patent is invalid and unenforceable and claims the Company misappropriated trade secret information from Brocade. Although management strongly believes that Brocade’s counterclaims are factually incorrect and without any merit and intends to vigorously pursue our patent infringement claims against Brocade, there is no assurance that the Company will prevail.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 27, 2003.

Overview

On January 15, 2003, we changed our fiscal year to end on January 31, rather than December 31.  We have included information for the transition period from January 1-January 31, 2003 in this Form 10-Q pursuant to Rule 13a-10 of the Securities Exchange Act of 1934, as amended.  We typically incur significant losses in the first month following the completion of a quarter because our revenue for that month is significantly less than the average monthly revenue we generate in any quarterly or annual period.  Results for any given monthly period are not indicative of potential results for any future period.

References in this Form 10-Q to the first quarter of 2003 represent the three months ending April 30, 2003.  References in this Form 10-Q to the first quarter of 2002 represent the three months ending March 31, 2002. We have not submitted financial information for the three months ending April 30, 2002 in this Form 10-Q because the information is not practical or cost beneficial to prepare.  We believe that the first quarter of 2002 provides a meaningful comparison to the first quarter of 2003.  There are no factors, seasonal or otherwise, that would impact the comparability of information or trends, if results for the three months ended April 30, 2002 were presented in lieu of results for the first quarter of 2002.

Critical Accounting Policies

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities as of the date of the financial statements. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of McDATA’s Board of Directors. Actual results may differ materially from these estimates under different assumptions or conditions. Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of its consolidated financial statements.

Revenue Recognition

We generally recognize revenue, in accordance with SAB 101, when persuasive evidence of an arrangement exists, products are delivered or services rendered, the sales price is fixed or determinable and collectibility is assured. With respect to revenue from product sales to our resellers, we recognize revenue when title and risk of loss transfer to the reseller generally at the time the product is delivered to the customer. Revenue from product sales to our OEMs and distributors is recognized when title and risk of loss transfer to the customer in accordance with the master agreement, generally upon sell-through to the end-user as communicated to us by our OEMs and distributors. Revenue is reduced for estimated customer returns, price protection, rebates, and other offerings that occur under sales programs established with the Company’s OEMs, distributors and resellers.

Service revenues, which to date have not been material, include training, consulting and customer support. Revenue from training and consulting are recognized when the service has been performed and the customer has accepted the work. We recognize revenue from support or maintenance contracts, including post-contract customer support, or PCS, services, ratably over the contractual period.

We recognize revenue from software products in accordance with the American Institute of Certified Public Accountants’ Statement of Position 97-2 (SOP 97-2), as amended. Software revenue is allocated to the software license and PCS service elements using vendor specific objective evidence of fair value, or VSOE, and recognized appropriately as discussed above. VSOE of the fair value for an element is based upon the price charged when the element is sold separately.

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

Additionally, we have certain purchase commitments with our contract manufacturers that are non-cancelable. We may be liable for materials that our third-party manufacturers purchase on our behalf if our actual requirements do not meet or exceed our forecasts and those materials cannot be redirected to other uses by the contract manufacturers. We evaluate these open purchase orders in light of our current inventory on hand, expected demand, market conditions and new product introductions. Based on this information, we record purchase obligations for inventory we believe is excess or obsolete and cannot be redirected to other uses by our contract manufacturers. Adverse changes in our and our contract manufacturers’ calculations and assumptions concerning these purchase commitments may result in an increase to our vendor obligations and increase our cost of revenue.

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

Warranty Provision

We also provide for estimated expenses for warranty obligations as revenue is recognized. Our warranty accruals utilize management’s estimates of potential future product warranty claims including the estimated numbers of failures by product and estimated costs to repair or replace failed product. We have not experienced material warranty claims, however material warranty claims, including the catastrophic or epidemic failure of any one of our products, would require revisions to the estimated warranty liability and could significantly increase our product costs, reduce revenue and cause significant customer relations problems.

Valuation of Deferred Taxes

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We are required to estimate our income taxes in each jurisdiction where we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. At April 30, 2003, our deferred tax assets equaled $36.2 million. We are required to assess the likelihood that our net deferred tax assets will be recovered from future taxable income. We have considered estimated future taxable income and our ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance and concluded that no such allowance is required at April 30, 2003. In the event we were to determine that we would not be able to realize deferred tax assets in the future, we would have to record a valuation allowance that would significantly reduce net income in the period such a determination were made.

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

We have performed and will perform an annual impairment test for goodwill in accordance with Statement of Financial Accounting Standards No. 142 (SFAS 142). This review is based on a comparison of the fair value of our net assets including goodwill balances using the quoted market price of our common stock. The assumptions used to estimate fair value include our best estimate of future growth rates, capital expenditures, discount rates and market conditions over an estimate of the remaining operating period. We performed the 2003 impairment test and determined that no impairment loss should be recognized. Due to changing business conditions, future tests may result in a need to record a loss due to write down of the value of goodwill. At April 30, 2003, goodwill recorded in the consolidated balance sheet totaled $11.8 million.

We currently operate our business as a single solutions business and do not maintain separate cash flows or operating margins. Future operating losses, deterioration of our business or segmentation of our operations in the future could also lead to impairment adjustments as such issues are identified.

Sales Commission Estimates

Our sales approach is focused on an indirect model executed primarily through OEMs and resellers.  Our field sales and service personnel support these distribution channels using a direct-assist model and are commissioned based on sales results achieved during the reporting period.  In the first quarter ended April 30, 2003, we implemented a revised sales commission plan.  Because specific sales data used to calculate these commissions is not always available at the time our financial results are released, we routinely make certain estimates based on known revenue achievement, historical experience and assumptions regarding individual sales contributions.  Changes to these assumptions and estimates could cause revisions to our sales commission liabilities and result in variations between estimated liabilities and actual payments.

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of total revenues.

	Three Months Ended
	April 30, 2003	March 31, 2002

Revenue	100.0%	100.0%
Cost of revenue	43.2	78.5
Gross profit	56.8	21.5

Operating expenses:
Research and development	18.2	20.5
Selling and marketing	22.7	27.9
General and administrative	7.3	12.4
Amortization of deferred compensation	1.4	3.3
Total operating expenses	49.6	64.1

Income (loss) from operations	7.2	(42.6)
Interest and other income, net	1.0	3.1
Income (loss) before income taxes	8.2	(39.5)
Income tax expense (benefit)	3.0	(13.0)
Net income (loss)	5.2%	(26.5)%

Revenues

Total revenue increased by approximately 60% to $103.2 million for the three months ended April 30, 2003 from $64.5 million for the three months ended March 31, 2002.  Our revenue for the three months ended March 31, 2002 was negatively impacted by the unfavorable economic conditions and suppressed IT storage and infrastructure spending, in particular in the high-end director market and our transition from 1 Gb to 2 Gb products. Highlighting the impact of the slow-down of IT spending, we experienced a late first-quarter order reduction from EMC, which materially reduced anticipated earnings in the first quarter of 2002.  This environment had a particularly negative effect on our product revenue. In the last half of 2002, however, our new product introductions, including our 2 Gb directors and switches and our Sphereon™ 4500 switch, with Flexport capability, were well received with higher than expected demand and revenue. We cannot predict when the IT spending environment will improve, as there continues to be a level of uncertainty as to how the macro economic environment may influence IT spending in 2003. We are pleased, however, with the demand for our new products and expect the demand to continue through our fiscal 2003 year.

Product revenue of $91.4 million for the three months ended April 30, 2003 was a 66% increase over product revenue of $55.0 million for the three months ended March 31, 2002. This revenue increase was generated from the increased demand in our storage products including our newly introduced 140-port IntrepidTM 6000 Series Director and 24-port SphereonTM 4500 Fabric Switch.

Software and service revenue increased 41% to $8.4 million for the three months ended April 30, 2003 from $5.9 million for the three months ended March 31, 2002. We continue to experience revenue growth from the sale of all our software products, in particular our SANavigator® software product that was acquired as part of the business acquisition completed in late September 2001.  A significant portion of our software revenue is from our Enterprise Fabric Connectivity Manager, or EFCM, software product.

Other revenues for the three months ended April 30, 2003 remained consistent to prior year with $3.4 million and $3.6 million for the three months ended April 30, 2003 and March 31, 2002, respectively. This revenue reflects the growth in maintenance fees, which were outpaced by the decline in service fees related to the ESCON service agreement with EMC. We anticipate that service revenue from EMC under the ESCON service agreement will continue to decrease significantly in future periods.

A significant portion of our revenue is concentrated with two of our OEM customers. For the three months ended April 30, 2003, approximately 61% of our total revenue, excluding the ESCON service fee, came from

EMC, compared to 53% for the three months ended March 31, 2002.  Additionally, IBM contributed approximately 17% of our revenue for the three months ended April 30, 2003 compared to 24% for the three months ended March 31, 2002. Revenues for the three months ended April 30, 2003 increased 82% and 14%, respectively for EMC and IBM from the quarter ended March 31, 2002.  The decline in the IBM-related revenue percentage, however, reflects the large late first-quarter order reduction from EMC, which materially reduced anticipated earnings in the first quarter of 2002.  The significant decline in revenue from our largest customer increased IBM’s contribution as a percentage of revenue for the three months ended March 31, 2002.  We expect a majority of our revenues in the foreseeable future to be derived from these two customers. The level of sales to any single customer may vary and the loss of any one significant customer, or a decrease in the level of sales to any significant or group of significant customers, could harm our financial condition and results of operations.

Domestic and international revenues were approximately 72% and 28% of total revenues, respectively, for the three months ended April 30, 2003.  Domestic and international revenues were 64% and 36%, respectively for the three months ended March 31, 2002.  Revenues are attributed to geographic areas based on the location of the customers to which our products are shipped.  International revenues primarily consist of sales to customers in Western Europe and the greater Asia Pacific region.  Included in domestic revenues are sales to certain OEM customers who take possession of our products domestically and then distribute these products to their international customers.  In addition, included in revenues from Western Europe are sales to certain OEM customers who take possession of our products in distribution centers designated for international-bound product and then distribute these products among various international regions.  Our mix of international and domestic revenue can, therefore, vary depending on the relative mix of sales to certain OEM customers.  International revenues for the three months ended March 31, 2002 represented a higher percentage of revenue as a result of the large domestic order reduction by EMC.  During the three months ended April 30, 2003, we experienced an increase in total international revenues, however, sales to customers in the Asia Pacific region decreased from the first quarter ended March 31, 2002, possibly due to the SARS virus.

Gross Profit

Gross profit for the three months ended April 30, 2003 was 57% compared to 22% for the three months ended March 31, 2002.  During the three months ended March 31, 2002, we incurred a $14.0 million inventory-related charge primarily for the excess 1 Gb components used in our discontinued 1 Gb products.  Excluding this write-down, the gross profit percentage for the three months ended March 31, 2002 would have been 43%.  The significant increase in our gross profit between the three months ended April 30, 2003 and March 31, 2002 was the result of an improved mix of higher-margin software and new product sales.  In addition, we realized better fixed cost absorption due to higher total revenue and reduced fixed costs resulting from the implementation of our outsource-focused manufacturing model.

Operating Expenses

Research and Development Expenses.  Research and development expenses increased to $18.8 million for the three months ended April 30, 2003, compared with $13.2 million for the three months ended March 31, 2002. The approximate $5.6 million or 42% increase was primarily attributable to reductions in capitalized software costs, increases in staffing levels, non-recurring engineering charges, and depreciation related to engineering and test equipment and the new engineering building occupied in the second half of 2002.  Capitalized software costs were approximately $648,000 and $1,946,000 for the three months ended April 30, 2003 and March 31, 2002, respectively. Capitalized software development costs have decreased in conjunction with the varying stages of development of our new director and switch products and the related firmware software.

Selling and Marketing Expenses.  Selling and marketing expenses increased to $23.4 million for the three months ended April 30, 2003, compared with $18.0 million for the three months ended March 31, 2002. Increases in sales and marketing expenses were primarily due to increased salaries and commissions associated with increased revenues and expanded commitments to our equipment sale and marketing programs with our partners.  In addition, customer acquisition costs associated with the completion of two new OEM contracts in the quarter ended April 30, 2003 increased our overall sales and marketing expenses.

General and Administrative Expenses.  General and administrative expenses decreased by approximately 7% to $7.5 million for the three months ended April 30, 2003 from $8.0 million for the three months ended March 31, 2002. During the three months ended April 30, 2003, we experienced increased personnel costs related primarily to an executive and employee incentive bonus plans implemented in the third and fourth quarter of 2002 and increased legal fees due to the patent infringement lawsuit (see Part II, Item 1, Legal Proceedings).  Offsetting these increases in the current quarter were decreases associated with $1.75 million in charges during the three months ended March 31, 2002 related to the termination of a collateralized lease and the disposal of fixed assets.

Amortization of Deferred Compensation.  We have recorded deferred compensation in connection with certain Class B stock options granted prior to our August 9, 2000 initial public offering and certain restricted Class B stock grants.  We are amortizing all deferred compensation on a straight-line basis over the vesting period of the applicable options and stock awards, resulting in amortization expense of $1.5 million for the three months ended April 30, 2003 and $2.3 million for the three months ended March 31, 2002 (of which approximately $0.1 million and $0.2 million was included in cost of revenue for the three months ended April 30, 2003 and March 31, 2002, respectively).

Interest and Other Income.  Interest and other income consisted primarily of interest earnings on our cash, cash equivalents and various investment holdings. Interest and other income for both the three months ended April 30, 2003 and March 31, 2002 was approximately $2.1 million.  For the three months ended April 30, 2003, cash and investment balances increased significantly related to cash generated from operations and the net proceeds from convertible subordinated notes that were issued in February 2003 (see Note 7 – “Convertible Subordinated Debt” in the Notes to Condensed Consolidated Financial Statements).  The increased interest earnings on the higher cash and investment balances were offset by lower interest rates.  If interest rates continue to decrease, interest income may decrease in future periods.

Interest Expense.  Interest expense was $1.1 million for the three months ended April 30, 2003 compared with $90,000 for the three months ended March 31, 2002.  Interest expense primarily represents the interest cost associated with our convertible subordinated notes issued during the three months ended April 30, 2003.

Provision for Income Taxes.  The effective tax rates for the three months ended April 30, 2003 and March 31, 2002, were 37.0% and 33.0%, respectively.  The effective tax rate is determined by the relationship between pre-tax book income or loss and certain amounts which are reported differently between the financial statements and the tax return.  For the three months ended April 30, 2003, we generated pre-tax book income while the three months ended March 31, 2002, reflected a pre-tax book loss.  For the three months ended April 30, 2003, our effective tax rate benefits primarily from a reduction in deferred compensation and the deductibility of costs associated with our convertible subordinated debt.  These tax rate benefits are offset by higher tax costs on our investment income due to a reduction in tax-exempt investments.

Liquidity and Capital Resources

Cash and cash equivalents and available-for-sale investments were $499 million at April 30, 2003, an increase of $171 million from $328 million at January 31, 2003. We generated approximately $26.0 million in net cash from operating activities, primarily from net income before non-cash charges including depreciation and amortization, deferred compensation, inventory-related provisions and deferred income tax benefits. Also, contributing to the cash from operations was an increase in our accounts payable and accrued liabilities, offset by increases in accounts receivable and inventory balances from January 31, 2003. At April 30, 2003, we had deferred tax assets of $36.2 million, which we believe will be realizable through future profitable operations.

Net cash used in investing activities was $132 million related primarily to the investment of the proceeds received from our issuance of convertible subordinated notes in February 2003 into our short and long-term investment portfolio.  Net cash from financing activities was $148 million as net proceeds of $167 million were received from the issuance of convertible subordinated notes in February 2003 and $20.5 million of those proceeds were used to enter into share option transactions.

Our principal sources of liquidity at April 30, 2003 consisted of our cash and available-for-sale investments of $499 million and net accounts receivable of $38.1 million.  We believe our existing cash, short-term and long-term investment balances, and cash expected to be generated from future operations will be sufficient to meet our capital and operating requirements at least through the next twelve months, although we could be required, or could elect, to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development of new products and expansion of sales and marketing, the timing of new product introductions and enhancements to existing products, any acquisitions of businesses, and market acceptance of our products.

Commitments

We have entered into agreements with the contract manufacturers for the manufacture of printed circuit boards and box build assembly for specific Fibre Channel directors and switches. The agreements require us to submit purchasing forecasts and place orders sixty calendar days in advance of delivery. At April 30, 2003, our commitment with the contract manufacturers for purchases over the next sixty days totaled $44 million. We may be liable for materials that the contract manufacturers purchase on our behalf if our actual requirements do not meet or exceed our forecasts and those materials cannot be redirected to other uses. At April 30, 2003, we had recorded obligations of approximately $7 million primarily related to materials purchased by SSCI for certain end-of-life and obsolete material used to manufacture our products. We do not expect the remaining commitments under these agreements to have a continued material adverse effect on our business, results of operations, financial position or cash flows.

In February 2003, the Company sold $172.5 million of 2.25% convertible subordinated notes due February 15, 2010 (see Note 7, “Convertible Subordinated Debt,” of the Notes to Consolidated Financial Statements). The Notes are convertible into our Class A common stock at conversion rate of 93.3986 shares per $1,000 principal amount of notes (aggregate of approximately 16.1 million shares). Upon a conversion, the Company may choose to deliver shares of our Class A common stock, or, in lieu of shares of our Class A common stock, cash or a combination of cash and shares of Class A common stock.

Concurrent with the issuance of the Notes, the Company entered into share option transactions using approximately $20.5 million of net proceeds. As part of these share option transactions, the Company purchased options that cover approximately 16.1 million shares of Class A common stock, at a strike price of $10.71.  The Company also sold options that cover approximately 16.9 million shares of Class A common stock, at a strike price of $15.08. The net cost of the share option transactions was recorded against additional paid in capital.  These share option transactions are intended to give the Company the option to mitigate dilution as a result of the Notes being converted to common shares up to the $15.08 price per common share and mitigate dilution if the share price exceeds $15.08 at that time.  Should there be an early unwind of either of the share option transactions, the amount of cash or net shares potentially received or paid by the Company will be dependent on then existing overall market conditions, the stock price, the volatility of the stock, and the amount of time remaining until expiration of the options.

We are required to pay interest on February 15 and August 15 of each year, beginning August 1, 2003.  Debt issuance costs of $5.5 million are being amortized over the term of the notes.  The amortization of debt issuance costs will accelerate upon early redemption or conversion of the notes.  The net proceeds remain available for general corporate purposes, including working capital and capital expenditures.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 1 of “Notes to Condensed Consolidated Financial Statements,” included in Item 1 of this Form 10-Q.

Risk Factors

Risks Relating to Our Business

We incurred a substantial loss for the years ended December 31, 2002 and 2001 and may not maintain profitability in the future.

Although recently we have had profitable quarters, we may not be profitable in the future. Our future operating results will depend on many factors, including the growth of the Fibre Channel market, market acceptance of new products we introduce, demand for our products, levels of product and price competition and our reaching and maintaining targeted costs for our products. In addition, we expect to incur continued significant product development, sales and marketing, and general and administrative expenses. We also anticipate expenses related to the implementation of an “outsourcing focused” manufacturing model during 2003. We cannot provide assurance that we will generate sufficient revenue to achieve or sustain profitability.

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

•                  adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries and customers;

•                  compliance with international standards that differ from domestic standards,

•                  risks surrounding any product outsourcing activities in foreign countries; and

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

As of April 30, 2003, we have deferred tax assets of $36.2 million, which we believe will be realized more likely than not through future profitable operations. However, it is possible that if additional operating losses are incurred, or if we otherwise conclude that our deferred tax asset will not be realized through future operations, we may need to provide a valuation allowance to recognize the impairment of our deferred tax assets. To the extent we were to establish a valuation allowance, we would recognize an expense within the tax provision of our income statement, which could materially impact our financial position and results of operations.

We depend on two key distribution relationships for most of our revenue and the loss of either of them could significantly reduce our revenues.

We depend on EMC and IBM for a significant portion of our total revenue. Sales and services to EMC, which is an original equipment manufacturer customer, represented approximately 61% of our revenue for the three months ended April 30, 2003. In 2001, EMC agreed to resell products offered by our competitors, and nothing restricts EMC from expanding those relationships in a manner that could be adverse to us. Sales to IBM represented approximately 17% of our revenue for the three months ended April 30, 2003. We anticipate that our future operating results will continue to depend heavily on sales to EMC and IBM. Therefore, the loss of either EMC or IBM as a customer, or a significant reduction in sales to either EMC or IBM could significantly reduce our revenue.

The market for Fibre Channel switches and other products for SANs is highly competitive, new competitors have recently entered this market and we may not be able to successfully compete against existing or potential competitors.

The market for our Fibre Channel switching hardware and software products is highly competitive, and will become even more so with the entrance of new competitors from the Internet Protocol (IP) based switch market.  Our competitors are planning to provide switching hardware and software that is multi-protocol capable (such as Fibre Channel over IP (FCIP), SCSI over Internet (iSCSI), Internet Fibre Channel and InfiniBand). Our competitors in the Fibre Channel switching hardware and software market include Brocade, CNT (which recently acquired InRange), Cisco, Qlogic Corp., Vixel Corporation, Broadcom Corporation (which recently acquired the assets of Gadzoox Networks), Veritas Software Corporation, Fujitsu Softech and others, and even storage providers.  Given the recent entrance by Cisco, other IP based switching companies will likely enter the market for multi-protocol products. Some of our competitors and potential competitors have longer operating histories, greater name recognition, access to larger customer bases, more established distribution channels and substantially greater financial and managerial resources than we have.

In August 2002, Cisco announced that it would be entering the storage switch market with the introduction of a family of switches and directors. In January 2003, Cisco announced that it had entered into a non-exclusive agreement with IBM which would allow IBM to sell storage switches provided by Cisco in addition to the product lines provided by Brocade and us. IBM is our second largest customer, and the agreement between Cisco and IBM may significantly reduce our sales to IBM. Also in January 2003, Hewlett-Packard Co., or HPQ, announced that it would resell Cisco’s new line of Fibre Channel switches. HPQ has substantial sales within the SAN infrastructure market, and the agreement between HPQ and Cisco could significantly reduce our future sales to HPQ.  In late April 2003, EMC announced that it had entered into a letter of intent whereby EMC would resell and support Cisco’s family of switches and directors.  EMC is our largest customer, and the agreement between EMC and Cisco may significantly reduce our sales to EMC.  The introduction of Cisco’s competing product line may delay purchase decisions by our customers. Furthermore, Cisco has greater access to enterprise customers and greater direct sales experience and capacity than we do. To be competitive with Cisco and others, we may have to substantially increase our direct sales, which we may not be able to do successfully and which, in any case, will increase expenses.

In August 2000, EMC agreed not to develop or manufacture products that compete with our then-existing products for two years. Since August 2002, EMC has not been contractually restricted from competing with us in the development or manufacture of these products. In addition, EMC has agreed to resell products offered by our competitors. Moreover, under a cross license agreement between us and EMC, we have granted EMC a license under our patents to make, use and sell any products that EMC was selling or distributing up to August 9, 2000, including products that compete with ours.

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

For the three months ended April 30, 2003, we derived approximately 66% of our revenue from sales of our Director-class products. We expect that revenue from our Director-class products will continue to account for a substantial portion of our revenue for the foreseeable future. Therefore, continued market acceptance of these products and their successor products is critical to our future success. Factors such as performance, market positioning, the availability and price of competing products, the introduction of new technologies and the success of our OEMs, reseller and systems integrator customers will affect the market acceptance of our products.

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

We may be a party to intellectual property litigation in the future, either to protect our intellectual property or as a result of alleged infringements of others’ intellectual property. In particular we filed on February 14, 2002, a patent infringement lawsuit against Brocade in the United States District Court for the District of Colorado (Case No. 02-K-0303) alleging that Brocade’s Advanced Performance Monitoring feature in its switch products infringed our U.S. Patent No. 6,233,236 “Method and apparatus for measuring traffic within a switch.” On March 5, 2002, we filed for a preliminary injunction against Brocade to immediately stop infringing the patent after Brocade announced another product containing its Advanced Performance Monitoring feature.

On April 8, 2002, Brocade filed an answer to the motion for preliminary injunction generally alleging that Brocade has not infringed and is not infringing the patent. Brocade alleged various counterclaims in its answer including a claim that the patent is invalid and unenforceable, and that we misappropriated trade secret information from Brocade under prior agreements and that a 1999 OEM agreement contained a covenant not to sue. The United States District Court for the District of Colorado on December 6, 2002 denied our motion for a preliminary injunction. We filed documents on December 23, 2002 with the American Arbitration Association to initiate an arbitration proceeding to resolve contract and patent issues relating to the 1999 OEM agreement with Brocade. On January 24, 2003, Brocade, in response to our initiating the arbitration proceeding, filed an answer and counterclaim with the American Arbitration Association that objected to the inclusion of our patent infringement claims in the arbitration, claims the patent is invalid and unenforceable and claims we misappropriated trade secret information from Brocade. Although we strongly believe that Brocade’s counterclaims are factually incorrect and without any merit and we intend to vigorously pursue our patent infringement claims against Brocade, we cannot assure you we will prevail.

On May 5, 2003, we were added as the ninth defendant to a January 2003 patent infringement lawsuit that was filed by Raytheon Company in the United States District Court for the Eastern District of Texas – Marshall Division (Civil Action No. 2:03CV13).  The complaint alleges that our products infringe and/or we are actively inducing the infringement of Raytheon’s United States Patent No. 5,412,791, entitled “Mass Data Storage Library.” We received notice of the complaint only recently, and consequently we are at an early stage in our investigation of this matter and we cannot assess the merit or potential materiality of the complaint at this time. However, we intend to defend the action vigorously.

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

In March 1999, we, as an EMC subsidiary, granted IBM a license to all of our patents under a cross license agreement between IBM and EMC. Under the terms of that agreement, effective upon EMC’s February 7, 2001 distribution of our Class A common stock to its stockholders, the sublicense we previously held to those IBM patents terminated. We believe that the termination of the sublicense does not materially affect our business. We are not aware of any issued or pending IBM patents that are infringed by our products, but if IBM were to allege any such infringement, and we were unable to negotiate a settlement with IBM, our ability to produce the alleged infringing product could be affected, which could materially and adversely affect our business.

We have experienced increased inventory costs and delays and have incurred inventory-related write-downs.

During fiscal year 2002, we incurred a net $9.5 million inventory related charge related primarily to our 1 Gb product inventory. There can be no assurance that we will not incur additional inventory write-downs in the future or that any such write-downs would not have a material adverse affect on our future operating results.

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

We are in the process of implementing a multi-phased “outsourcing-focused” manufacturing model that we anticipate with be completed at the end of fiscal 2003. We rely on Sanmina SCI, Inc., or SSCI, and Solectron Corporation, together our contract manufacturers, to manufacture substantially all of our circuit boards and to perform extensive testing and assembly of our products. Our supply contract with SSCI is cancelable by either party without cause on advance notice. In May 2002, we outsourced to SSCI the integration of our Directors into cabinets. In mid-2002, we contracted with Solectron to be our contract manufacturer for our Sphereon™ 4500 24-port switch product. Our contract manufacturers are not obligated to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order. In addition, our contract manufacturers do not guarantee that adequate capacity will be available to us within the time required to meet additional demand for our products. We generally place forecasts for circuit boards with our contract manufacturers approximately four to five months prior to the anticipated delivery date, with order volumes based on forecasts of demand for our products. We generally place purchase orders sixty calendar days in advance of delivery. If we fail to forecast demand for our products accurately, we may be unable to obtain adequate manufacturing capacity from our contract manufacturers to meet our customers’ delivery requirements or unexpected increases in customer purchase orders. As a result, we may not be able to benefit from this incremental demand and could lose customers. If we over-estimate demand for our product, we may accumulate excess inventories and obligations to our contract manufacturers under binding purchase orders in excess of our needs. At April 30, 2003, our commitment with our contract manufacturers for purchases and anticipated transformation costs over the next sixty days totaled approximately $44 million, net of purchase commitment reserves of $7 million.

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

The continued general economic slowdown may significantly reduce expenditures on information technology infrastructure.

Continuing unfavorable general economic conditions have had a pronounced negative impact on information technology, or IT, spending. Demand for SAN products in the enterprise-class sector may continue to be adversely impacted as a result of the weakened economy and because larger businesses have begun to focus on more efficiently using their existing IT infrastructure rather than making new equipment purchases. This in turn may decrease the demand for our SAN products. If there are further reductions in either domestic or international IT expenditure, or if IT expenditure does not increase from current levels, our revenues, operating results and financial condition may be adversely affected.

Failure to manage expansion effectively could seriously harm our business, financial condition and prospects.

Our ability to successfully implement our business plan, develop and offer products, and manage expansion in a rapidly evolving market requires a comprehensive and effective planning and management process. We continue to increase the scope of our operations domestically and internationally. Our growth in business and relationships with customers and other third parties has placed, and will continue to place, a significant strain on management systems, resources, intercompany communication and coordination. As we grow, our failure to maintain and to continue to improve upon our operational, managerial and financial controls, reporting systems and procedures, and /or our failure to continue to expand, train, and manage our work force worldwide, could seriously harm our business and financial results.

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

Several purported securities class action lawsuits have been filed against us. In particular, McDATA, two current officers and one former officer were named as defendants in purported securities class-action lawsuits filed in the United States District Court, Southern District of New York. The first of these lawsuits, filed on July 20, 2001, is captioned Gutner v. McDATA Corporation, Credit Suisse First Boston, Merrill Lynch, Pierce Fenner & Smith Incorporated, Bear, Stearns & Co., Inc., FleetBoston Robertson Stephens et al., No. 01 CIV. 6627. Three other similar suits have been filed against us. The complaints are substantially identical to over 300 other complaints filed against other companies that went public over the last several years. These lawsuits generally allege, among other things, that the registration statements and prospectus filed with the SEC by such companies were materially false and misleading because they failed to disclose (a) that certain underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of shares in connection with the initial public offerings and (b) that certain of the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate initial public offering shares in exchange for which the customers agreed to purchase additional company shares in the aftermarket at pre-determined prices. The complaints relating to us allege claims against us, two of our current officers, one of our former officers and Credit Suisse First Boston, or CSFB, the lead underwriter for our August 9, 2000 initial public offering, under Sections 11 and 15 of the Securities Act of 1933, as amended, or the Securities Act. Although we believe that all of the lawsuits are without legal merit and intend to defend them vigorously, we cannot assure you we will prevail.

In September 2002, plaintiffs’ counsel in the above-mentioned lawsuits offered to individual defendants of many of the public companies being sued the opportunity to enter into a Reservation of Rights and Tolling Agreement that would dismiss without prejudice and without costs all claims against such persons if the company itself had entity coverage insurance. This agreement was signed by Mr. John F. McDonnell, our Chairman, Mrs. Dee J. Perry, our former chief financial officer, and Mr. Thomas O. McGimpsey, our Vice President and General Counsel, and the plaintiffs’ executive committee. Under the Reservation of Rights and Tolling Agreement the plaintiffs are required to dismiss the claims against such individuals.

On February 19, 2003, the court in the above-mentioned lawsuits entered a ruling on the pending motions to dismiss that dismissed some, but not all, of the plaintiff’s claims against us.

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

Historically, our quarterly operating results have depended on our performance in the later part of each calendar quarter, when a large percentage of our product shipments typically occur. This fluctuation has made consistent quarter-to-quarter performance and revenue forecasting difficult. We have adopted a number of measures to address this issue, including changing our fiscal year end to January 31, rather than December 31. We cannot be certain that changing our fiscal year or adopting other measures will result in product shipments occurring more evenly during each quarter, resulting in consistent quarter-to-quarter performance or improving revenue forecasts.

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

Our stock price is volatile.

Since the distribution of our Class A common stock by EMC in February 2001, the market price of our Class A common stock has been volatile.  Because we are a technology company, the market price of our Class A common stock is usually subject to the same volatility and fluctuations that have recently characterized the stock prices of other technology companies. This volatility is often unrelated or disproportionate to the operating performance of these companies and, as a result, the price of our Class A common stock could fall regardless of our performance.

Risks Related to Our Relationship With EMC

We have entered into agreements with EMC that, due to our prior parent-subsidiary relationship, may contain terms less beneficial to us than if they had been negotiated with unaffiliated third parties.

In October 1997, in connection with the reorganization of our business, we entered into certain agreements with EMC relating to our business relationship with EMC. In addition, we have entered into agreements with EMC relating to our relationship with EMC after the completion of our initial public offering in August 2000 and the distribution by EMC of our Class A common stock in February 2001. We have also entered into an OEM Purchase and License Agreement with EMC that governs EMC’s purchases of our products and grants EMC rights to use, support and distribute software for use in connection with these products. The agreement does not provide for the purchase of a guaranteed minimum amount of product. These agreements were negotiated and made in the context of our prior parent-subsidiary relationship. As a result, some of these agreements may have terms and conditions, in the case of the OEM agreement, including the terms of pricing, that are less beneficial to us than agreements negotiated with unaffiliated third parties. Sales and services revenue pursuant to these agreements represented approximately 61% of our revenue for the three months ended April 30, 2003. In addition, in some instances, our ability to terminate these agreements is limited, which may prevent us from being able to negotiate more favorable terms with EMC or from entering into similar agreements with third parties.

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

•                  take or fail to take any other action, if the result of such act or failure to act, would cause the distribution to be taxable to EMC stockholders;

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

We may be obligated to indemnify EMC if the distribution of our Series A common stock to EMC’s stockholders was not tax free.

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

Interest Rate Risk

We earn interest income on both our cash and cash equivalents and our investment portfolio. Our investment portfolio consists of readily marketable investment-grade debt securities of various issuers and maturities ranging from overnight to two years. All investments are denominated in U.S. dollars and are classified as “available for sale.” These instruments are not leveraged, and are not held for trading purposes. As interest rates change, the amount of realized and unrealized gain or loss on these securities will change.  The quantitative and qualitative disclosures about market risk are discussed in Item 7 – Quantitative and Qualitative Disclosure About Market Risk, contained in our Form 10-K.

Our convertible subordinated debt is subject to a fixed interest rate and the Notes are based on a fixed conversion ratio into Class A common stock.  Therefore, we are not exposed to changes in interest rates related to our long-term debt instruments.  The Notes are not listed on any securities exchange or included in any automated quotation system; however, the notes are eligible for trading on the PortalSM Market.  On May 29, 2003, the approximate bid price of our Notes was $138 and the approximate ask price of our Notes was $138.50, resulting in an aggregate fair value of between $238 million and $238.9 million.  Our Class A common stock is quoted on the Nasdaq National Market under the symbol, “MCDTA.”  On June 4, 2003, the last reported sale price of our Class A common stock on the Nasdaq National Market was $13.61 per share.

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

Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of temporary cash investments, investments and trade receivables. We place our temporary cash investments and investment securities in primarily investment grade instruments and limit the amount of investment with any one financial institution. We evaluate the credit risk associated with each of our customers but generally do not require collateral.  We depend on two customers for most of our total revenue who comprise a significant portion of our trade receivables and, therefore, expose us to a concentration of credit risk.

In conjunction with the issuance of our convertible subordinated notes, we also entered into share option transactions on our Class A common stock with Bank of America, N.A. and /or certain of its affiliates. Subject to the movement in our Class A common stock price, we could be exposed to credit risk arising out of net settlement of these options in our favor. Based on our review of the possible net settlements and the credit strength of Bank of America, N.A. and its affiliates, we have concluded that we do not have a material exposure to credit risk as a result of these share option transactions.

ITEM 4. Controls and Procedures

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, we become involved in various lawsuits and legal proceedings that arise in the normal course of business. Litigation is subject to inherent uncertainties and an adverse result in a matter that may arise from time to time may harm our business, financial condition or results of operations. In the opinion of management and except as set forth below, the ultimate disposition of any of the claims described below will not have a material adverse effect on our consolidated results of operations, financial position or cash flow.  Please see Note 9 of the Condensed Consolidated Financial Statements for a description of litigation matters.

ITEM 2.   Changes in Securities and Use of Proceeds

In February 2003, we issued $172.5 million of 2.25% Convertible Subordinated Notes due 2010 (the Notes).  The Notes were issued to Bank of America Securities LLC and Solomon Smith Barney Inc., in transactions exempt from the Securities Act of 1933, as amended (the Securities Act) and subsequently resold to Qualified Institutional Buyers in reliance on Rule 144A and Regulation S of the Securities Act of 1933, as amended.  We capitalized the initial transaction fees associated with the Notes, which totaled approximately $5.5 million, and the net proceeds to the Company were approximately $167 million.  The net proceeds shall be used for general corporate purposes.

The Notes are subordinate in right of payment to all existing and future senior indebtedness.  The holders of the Notes may convert all or some of their Notes to Class A common  stock at any time at a conversion price of $10.71 per share.  The initial conversion rate is 93.3986 common shares per $1,000 principal amount of the Notes and is subject to adjustment under certain circumstances.  Upon a conversion, the Company may choose to deliver, in lieu of shares of its Class A common stock, cash or a combination of cash and shares of Class A common stock.  Holders of the Notes have the right to require the Company to repurchase their Notes at par upon the occurrence of certain fundamental changes.

The Company has filed a registration statement with respect to the Notes and the Class A common stock issuable upon conversion of the Notes.

ITEM 3.   Defaults Upon Senior Securities

None

ITEM 4.   Submission of Matters to A Vote of Security Holders

None

ITEM 5.  Other Information

In May 2003, we entered into a replacement office sub-lease agreement for our software development facility located in San Jose, California.  We plan to vacate our current location at 2030 Fortune Drive, San Jose, California by mid-Summer and relocate to a 23,542 square foot office and lab space at 4555 Great American Parkway, Santa Clara, California.  The term of the lease is 7 years and the base monthly lease rate per square foot ranges from $0.80 to $1.70 over the term. We are also required to pay for the costs of operating the space in accordance with a fixed schedule of operating expense cost reimbursements.

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

(10.4)	Services Agreement dated as of October 1, 1997 by and among EMC Corporation, McDATA Holdings Corporation and the Company

(10.5)	Letter Agreement dated April 19, 1999 by and between the Company and McDATA Holdings Corporation

(10.6)	Technology Rights Agreement dated as of October 1, 1997 by and among the Company, EMC Corporation and McDATA Holdings Corporation

(10.7)	Amended and Restated Tax Sharing Agreement dated as of May 31, 2000 by and among EMC Corporation, McDATA Holdings Corporation and the Company

(10.8)	Form of Master Transaction Agreement entered into by and among the Company and EMC Corporation dated May 31, 2000

(10.9)	Form of Indemnification and Insurance Matters Agreement entered into by and among the Company and EMC Corporation dated May 31, 2000

(10.10)	Master Confidential Disclosure and License Agreement dated as of May 31, 2000 by and among the Company and EMC Corporation

(10.11)+	Reseller Agreement dated as of February 22, 2000 by and between International Business Machines Corporation and the Company

(10.12)	Amendment Number One to the Resale Agreement dated September 30, 2000 by and between International Business Machines Corporation and the Company

(10.13)+	OEM Purchase and License Agreement dated as of May 19, 2000 by and between EMC Corporation and the Company

10.13.1+	Amendment to OEM Purchase and License Agreement dated as of September 21, 2001, by and between EMC Corporation and the Company

(10.14)+	Development Agreement dated as of May 19, 2000 by and between EMC Corporation and the Company

(10.15)+	Manufacturing Agreement dated as of September 17, 1992 by and between SCI Systems, Inc. and the Company

(10.15.1)+	Manufacturing and Purchasing Agreement dated as of December 14, 2001 by and between SCI Systems, Inc. and the Company (Filed on Form 8-K dated February 25, 2002)

(10.15.2)+	Manufacturing and Purchase Agreement effective as of March 1, 2003 by and between Sanmina-SCI Corporation and the Company (Filed on Form 10-K for the year ended December 31, 2002)

(10.16)+	OEM and License Agreement dated as of April 27, 1999 by and between Brocade Communication

Systems, Inc. and the Company

(10.17)	Lease dated September 12, 1997 by and between the Company and WHLNF Real Estate Limited Partnership

(10.18)	Lease dated November 2, 1999 by and between the Company and the Mills Family LLC

(10.19)	Lease dated May 28, 1997 by and between the Company and 1211486 Ontario Limited

(10.19.1)	Lease dated October 6, 2000, by and between the Company and Amber Drive I, LLC (Filed on Form 10-Q for the fiscal quarter ended September 30, 2000)

(10.19.2)	Lease dated February 9, 2001 by and between the Company and Deutsche Bank (Filed on Form 10-K for the fiscal year ended 2000)

(10.19.3)	Participation Agreement dated February 9, 2001 by and between the Company and Deutsche Bank (Filed on Form 10-K for the fiscal year ended 2000)

(10.19.4)	Second Amendment to Participation Agreement dated November 9, 2001 by and between the Company and Deutsche Bank (Filed on Form 10-Q for the fiscal quarter ended September 30, 2001)

(10.19.5)	Third Amendment to Participation Agreement dated January 24, 2002 by and between the Company and Deutsche Bank (Filed on Form 8-K dated February 25, 2002)

(10.20)*	Form of Severance Agreement

(10.21)*	1997 Stock Option Plan

(10.21.1)*	2001 McDATA Equity Incentive Plan (Filed on Form 10-Q for the fiscal quarter ended September 30, 2001)

(10.21.2)*	Employee Stock Purchase Plan (Filed on Schedule 14A Proxy Statement filed June 10, 2002)

(10.22)*	Form of Stock Option Agreement for 1997 Stock Option Plan

(10.23)*	Description of the Company’s Management Bonus Program

(10.24)

Asset Purchase Agreement dated August 3, 2001 by and among the Company, SANavigator, Inc., Western Digital Corporation and Connex Inc. (Filed on Form 10-Q for the fiscal quarter ended September 30, 2001)

(10.25)*	Performance Incentive Bonus Plan (Filed on Form 10-K for the year ended December 31, 2002)

(10.26)*	Executive Performance Incentive Bonus Plan (Filed on Form 10-K for the year ended December 31, 2002)

(10.27)*	Chairman of the Board of Directors Performance Incentive Bonus Plan (Filed on Form 10-K for the year ended December 31, 2002)

99.1	Certification of the Chief Executive Officer of McDATA Corporation pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002.

99.2	Certification of the Chief Financial Officer of McDATA Corporation pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002.

( ) Exhibits previously filed in the Company’s Registration Statement on Form S-1, SEC File No. 333-38106, declared effective on August 8, 2000 or filed in the Company’s periodic filings as specifically noted.

+  Portions of these Exhibits have been omitted and filed separately with the Securities and Exchange Commission pursuant to an order for confidential treatment.

*  Executive compensation plans and arrangements.

(b)            Reports on Form 8-K

The Company filed the following reports on Form 8-K through the filing of this Form 10-Q. Information regarding the items reported on is as follows:

Date	Item Reported On

February 3, 2003	Item 5. We filed a press release announcing the private offering of convertible subordinated notes.

February 7, 2003	Items 5 and 7. We filed a press release to announce the sale $172,500,000 of 2.25% Convertible Subordinated Notes due 2010.

February 27, 2003	Items 5 and 7. We announced Michael J. Sophie as a director of the Company effective March 1, 2003.

March 3, 2003	Item 5. We disclosed the filings of 10b5-1 Stock Selling Plans for John F. McDonnell, McDATA’s Chairman and Patricia McDonnell, Mr. McDonnell’s spouse.

March 4, 2003	Item 5. We announced a Product Purchase Agreement signed between the Company and Sun Microsystems, Inc..

March 27, 2003	Items 7 and 9. The Company announced that it had submitted to the SEC the Statements under Oath of Principal Executive Officer and Principal Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McDATA CORPORATION

	By:	/s/ ERNEST J. SAMPIAS
Ernest J. Sampias
Senior Vice President of Finance and Chief Financial Officer
June 9, 2003

CERTIFICATIONS

I, John A. Kelley, Jr., certify that:

1.                                       I have reviewed this quarterly report on From 10-Q of McDATA Corporation;

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

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.                                       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including it consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.                                      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.                                       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.                                       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal audit controls; and

b.                                      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 9, 2003	/s/ JOHN A. KELLEY, JR.
John A. Kelley, Jr.
President and Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to McDATA Corporation and will be retained by McDATA Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

I, Ernest J. Sampias, certify that:

1.                                       I have reviewed this quarterly report on From 10-Q of McDATA Corporation;

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

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.                                       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including it consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.                                      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.                                       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.                                       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal audit controls; and

b.                                      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 9, 2003	/s/ ERNEST J. SAMPIAS
Ernest J. Sampias
Senior Vice President of Finance and Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to McDATA Corporation and will be retained by McDATA Corporation and furnished to the Securities and Exchange Commission or its staff upon request.