Form 10-Q
period 2003-07-31
MCDATA CORP
filed 2003-09-08
CIK 731502

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2003
OR
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

        At September 5, 2003, 81,000,000 shares of the registrant's Class A Common Stock were outstanding and 34,403,270 shares of the registrant's Class B Common Stock were outstanding.

McDATA CORPORATION
FORM 10-Q
QUARTER ENDED JULY 31, 2003

TABLE OF CONTENTS

Item
PART 1—FINANCIAL INFORMATION
1.	Financial Statements
Condensed Consolidated Balance Sheets—July 31, 2003 (unaudited), December 31, 2002
Condensed Consolidated Income Statements—Three and Six Months ended July 31, 2003 (unaudited) and June 30, 2002 (unaudited)
Condensed Consolidated Statements of Cash Flows—Six Months ended July 31, 2003 (unaudited) and June 30, 2002 (unaudited)
Notes to Condensed Consolidated Financial Statements (unaudited)
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

  •
  the impact of the continued general economic slowdown on purchasing decisions by customers;

  •
  our ability to complete the final phase of an "outsourcing-focused" manufacturing model;

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

  •
  competition in the storage area network, or SAN, and director, software and switch markets (including competitive pricing pressures and product give-aways by current competitors such as Brocade Communication Systems, Inc., or Brocade, QLogic Corp., Computer Network Technology Corporation, or CNT, and new entrants from the IP and multi-protocol switch industry such as Cisco Systems, Inc., or Cisco);

  •
  delays and changes in the development of new products and new technology and component quality and availability;

  •
  any industry or technology changes that cause obsolescence of our products or components of those products;

  •
  one-time events and other important risks and factors disclosed previously and from time to time in our filings with the U.S. Securities and Exchange Commission, or SEC, including the risk factors discussed in this Quarterly Report; and

  •
  the impact of any acquisitions by us of businesses, products, or technologies, including our ability to quickly close and successfully integrate our recently announced acquisitions of Nishan Systems, Inc. and Sanera Systems, Inc.

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

PART I—FINANCIAL INFORMATION

McDATA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	July 31, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$128,754	$72,411
Short-term investments	251,140	157,260
Accounts receivable, net of allowance for bad debts of $1,276 and $1,265, respectively	51,930	73,867
Inventories, net	7,100	8,097
Current portion of deferred tax asset	22,175	33,325
Prepaid expenses and other current assets	5,225	4,699

Total current assets	466,324	349,659
Property and equipment, net	95,885	99,927
Long-term investments	123,571	73,099
Restricted cash	5,000	—
Other assets, net	46,547	32,506

Total assets	$737,327	$555,191

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$14,348	$16,530
Accrued liabilities	47,755	40,561
Current portion of deferred revenue	11,587	7,337
Current portion of obligations under capital leases	1,448	1,604

Total current liabilities	75,138	66,032
Obligations under capital leases, less current portion	1,532	1,540
Deferred revenue, less current portion	15,394	13,114
Interest rate swap	5,142	—
Convertible subordinated debt	167,358	—

Total liabilities	264,564	80,686
Commitments and Contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, Class A, $0.01 par value, 250,000,000 shares authorized, 81,000,000 shares issued and outstanding at July 31, 2003 (unaudited) and December 31, 2002	810	810
Common stock, Class B, $0.01 par value, 200,000,000 shares authorized, 34,025,171 and 32,962,212 shares issued and outstanding at July 31, 2003 (unaudited) and December 31, 2002, respectively	340	330
Additional paid-in-capital	459,197	474,609
Deferred compensation	(3,633)	(6,812)
Accumulated other comprehensive income	269	773
Retained earnings	15,780	4,795

Total stockholders' equity	472,763	474,505

Total liabilities and stockholders' equity	$737,327	$555,191

The accompanying notes are an integral part of these consolidated financial statements.

McDATA CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	July 31, 2003	June 30, 2002	July 31, 2003	June 30, 2002
Revenue	$107,014	$77,254	$210,193	$141,797
Cost of revenue	43,707	42,163	88,295	92,815

Gross profit	63,307	35,091	121,898	48,982
Operating expenses:
Research and development	18,156	14,628	36,975	27,844
Selling and marketing	23,495	18,676	46,921	36,669
General and administrative	7,185	7,291	14,670	15,299
Amortization of deferred compensation (excludes amortization of deferred compensation included in cost of revenue of $133, $146, $270 and $318, respectively)	1,490	2,143	2,901	4,284

Operating expenses	50,326	42,738	101,467	84,096

Income (loss) from operations	12,981	(7,647)	20,431	(35,114)
Interest and other income	1,592	1,930	3,648	4,008
Interest expense	(1,191)	(41)	(2,276)	(131)

Income (loss) before income taxes	13,382	(5,758)	21,803	(31,237)
Income tax expense (benefit)	4,249	(1,900)	7,358	(10,308)

Net income (loss)	$9,133	$(3,858)	$14,445	$(20,929)

Basic net income (loss) per share	$0.08	$(0.03)	$0.13	$(0.19)

Shares used in computing basic net income (loss) per share	114,606	113,069	114,462	112,900

Diluted net income (loss) per share	$0.08	$(0.03)	$0.12	$(0.19)

Shares used in computing diluted net income (loss) per share	118,500	113,069	118,096	112,900

The accompanying notes are an integral part of these consolidated financial statements.

McDATA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	July 31, 2003	June 30, 2002
Cash flows from operating activities:
Net income (loss)	$14,445	$(20,929)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	16,884	11,019
Loss from write-off of collateralized lease costs	—	1,256
Loss on trade-in, sales and retirements of fixed assets	414	474
Net realized loss (gain) on investments	(160)	721
Inventory and inventory commitment provisions	2,080	15,462
Bad debt provision	81	450
Deferred income taxes	6,507	(5,967)
Non-cash compensation expense	3,171	4,602
Tax benefit from stock options exercised	588	1,256
Changes in net assets and liabilities:
Accounts receivable	(16,909)	(3,619)
Inventories	(2,899)	(1,790)
Prepaid expenses and other current assets	(38)	(196)
Other assets, net	(5,137)	(7,926)
Accounts payable	7,367	3,092
Accrued liabilities	7,843	(1,559)
Deferred revenue	6,438	5,336

Net cash provided by operating activities	40,675	1,682
Cash flows from investing activities:
Purchases of property and equipment	(6,816)	(56,671)
Proceeds from disposition of fixed assets	5	—
Payment of collateralized lease costs	—	(1,256)
Purchases of investments	(492,591)	(271,073)
Maturities of investments	336,403	308,961

Net cash used by investing activities	(162,999)	(20,039)
Cash flows from financing activities:
Net proceeds for issuance of convertible subordinated debt	166,947	—
Net purchase of share option transactions	(20,510)	—
Restricted cash related to interest rate swap	(5,000)	—
Payment of obligations under capital leases	(1,812)	(1,136)
Proceeds from the exercise of stock options	3,285	1,533

Net cash provided by financing activities	142,910	397

Net increase (decrease) in cash and cash equivalents	20,586	(17,960)
Cash and cash equivalents, beginning of period	108,168	69,285

Cash and cash equivalents, end of period	$128,754	$51,325

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Capital lease obligations incurred, net of trade-ins	$1,658	$4,299

Fixed assets exchanged for capital leases	$(1,364)	$(1,501)

Transfer of inventory to fixed assets	$835	$3,794

The accompanying notes are an integral part of these consolidated financial statements.

McDATA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

(unaudited)

Note 1—Background and Basis of Presentation

        McDATA Corporation ("McDATA" or "the Company") provides Multi-Capable Storage Networking Solutions™—hardware, software and services—that enables its partners and customers around the world to reduce their total cost of storage management today, and be ready to adapt to the real-time information demands of tomorrow. McDATA solutions are an integral part of data services infrastructures sold by most major storage vendors, including Dell, EMC, Hewlett-Packard, Hitachi Data Systems, IBM, StorageTek and Sun Microsystems.

        The accompanying condensed consolidated financial statements of McDATA and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. The consolidated balance sheet as of December 31, 2002 has been derived from the audited financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles. For further information, please refer to and read these interim consolidated financial statements in conjunction with the Company's audited financial statements for the year ended December 31, 2002.

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

  Recent Accounting Pronouncements

        In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. FIN 45 also requires additional disclosures about the guarantees an entity has issued, including an entity's product warranty liabilities. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 has not had a material impact on the Company's financial condition or results of operations. The disclosures for 2003 are included in Notes 3 and 11, below.

        In November 2002, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for the purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 applies to all revenue arrangements that the Company enters into after July 31, 2003. The adoption of this statement is not currently anticipated to have a material impact on the Company's financial condition or results of operations.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. The statement also amends the disclosure provisions of that statement and requires disclosure of the pro forma effect in interim financial statements. The Company adopted SFAS No. 148 for the fiscal year ended December 31, 2002, and the adoption did not have a material impact on the Company's financial condition or results of operations. The Company plans to continue to account for its stock-based compensation under the recognition and measurement principles of APB Opinion No. 25. Accordingly, the alternative methods of transition provided under SFAS No. 148 are not expected to impact the Company. The quarterly disclosure provision of SFAS No. 148 for 2003 is included in Note 7, below.

        In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, and results of operations of a VIE need to be included in a company's consolidated financial statements. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders in a VIE. The provisions of FIN 46 are effective immediately for all VIEs created after January 31, 2003. For VIEs created before February 1, 2003, the provisions of FIN 46 must be adopted at the beginning of the first interim or annual reporting period beginning after June 15, 2003. The Company believes that the adoption of this statement will not have a material impact on the Company's financial condition or results of operations.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS No. 149 to have a significant impact on its financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures, in its statement of financial position, certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, certain financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the provision of this statement to have a significant impact on the statement of financial position or results of operations.

Note 2—Change in Fiscal Year

        On January 15, 2003, the Company changed its fiscal year to end on January 31, rather than December 31. References in this Form 10-Q to the second quarter and first half of 2003 represent the three and six months ended July 31, 2003, respectively. References in this Form 10-Q to the second quarter and first half of 2002 represent the three and six months ended June 30, 2002, respectively. The Company has not submitted financial information for the three and six months ended July 31, 2002 in this Form 10-Q because the information is not practical or cost beneficial to prepare. The Company believes that the three and six months ended June 30, 2002 provide a meaningful comparison to the second quarter and first half of 2003. There are no factors, seasonal or otherwise, that would impact the comparability of information or trends, if results for the three and six months ended July 31, 2002 were presented in lieu of results for the three and six months ended June 30, 2002.

Note 3—Balance Sheet Details

	July 31, 2003	December 31, 2002
Inventories:
Raw materials	$5,045	$8,070
Work-in-progress	1,747	1,123
Finished goods	5,494	6,316

Total inventories at cost	12,286	15,509
Less reserves	(5,186)	(7,412)

Total inventories, net	$7,100	$8,097

        During the quarter ended March 31, 2002, the Company recorded inventory-related charges of $14.0 million primarily for the excess 1 gigabit (Gb) components used in the Company's Director-class products. This resulted primarily from the unanticipated reduction in Director-class product orders late in March 2002. During the quarter ended June 30, 2002, $1.1 million of reserves were reversed as the Company experienced higher-than-expected sales of discontinued 1 Gb products and, therefore, realized 100% margins for these product sales. As a result of an outsourcing initiative initiated in 2002, the Company has moved a significant portion of the inventory manufacture and configuration to certain contract manufacturers over the past three quarters, thereby, reducing the level of inventory on the balance sheet.

	July 31, 2003	December 31, 2002
Accrued Liabilities:
Wages and employee benefits	$17,708	$16,643
Purchase commitments and other supply obligations(2)	8,083	12,022
Warranty reserves(1)	3,897	3,461
Income tax payable	2,120	2,782
Taxes, other than income tax	1,806	1,050
Interest payable	1,860	—
Customer obligations	5,136	349
Other accrued liabilities	7,145	4,254

	$47,755	$40,561

(1)
The Company establishes a warranty liability for the estimated cost of warranty-related claims at the time revenue is recognized. Activity in the warranty reserves was as follows for the three and six months ended July 31, 2003 and June 30, 2002:

	Three Months Ended		Six Months Ended
	July 31, 2003	June 30, 2002	July 31, 2003	June 30, 2002
Balance at beginning of period	$3,457	$2,631	$3,485	$2,174
Warranty expense	563	48	663	561
Warranty claims	(123)	(289)	(251)	(345)

Balance at end of period	$3,897	$2,390	$3,897	$2,390

(2)
During the quarter ended July 31, 2003, the Company released recorded obligations of approximately $1.3 million relating to the expiration of certain customer sales obligations.

Note 4—Investments

        The following tables summarize the Company's investments in short and long-term securities:

	Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Values
July 31, 2003
U.S. Government obligations	$205,405	$639	$331	$205,713
State and local government obligations	62,674	15	2	62,687
Corporate obligations	57,612	182	22	57,772
U.S. Treasury put options	168	804	—	972
Marketable equity securities	38,332	10	793	37,549
Fixed income mutual fund	10,060	—	42	10,018

	$374,251	$1,650	$1,190	$374,711

Reported as:
Short-term investments				$251,140
Long-term investments				123,571

				$374,711

December 31, 2002
U.S. Government obligations	$87,570	$1,026	$—	$88,596
State and local government obligations	89,614	118	—	89,732
Corporate obligations	18,954	127	—	19,081
Marketable equity securities	32,956	—	6	32,950

	$229,094	$1,271	$6	$230,359

Reported as:
Short-term investments				$157,260
Long-term investments				73,099

				$230,359

        As of July 31, 2003 and December 31, 2002, net unrealized holding gains of $439,000 and $1.3 million, respectively, were included in accumulated other comprehensive income in the accompanying condensed consolidated balance sheets. As of July 31, 2003, $21,000 of unrealized gains related to hedged securities was included in investment income. These unrealized gains represent the net ineffectiveness of a fair-value hedge comprised of certain marketable equity securities and put options on U.S. Treasury futures. At July 31, 2003, the Company held approximately $972,000 of purchase put options for U.S. Treasury futures. These investments were purchased to effectively hedge the interest rate risk related to a portfolio of preferred equity securities with a market value of approximately $9.8 million.

        The following table summarizes the maturities of the Company's investments in debt securities as of July 31, 2003. Certain instruments, although possessing a contractual maturity greater than a year, are classified as short-term investments based on methods of trade and availability for current operations.

	Cost	Fair Value
Less than one year	$75,761	$76,420
Greater than one year through five years	128,030	127,852
Greater than five years through ten years	2,000	2,000
Greater than ten years	119,900	119,900

	$325,691	$326,172

Note 5—Convertible Subordinated Debt

        On February 7, 2003, the Company sold $172.5 million of 2.25% convertible subordinated notes (the "Notes") due February 15, 2010, raising net proceeds of approximately $167 million. The Notes are convertible into Class A common stock at conversion rate of 93.3986 shares per $1,000 principal amount of notes (aggregate of approximately 16.1 million shares) at any time prior to February 15, 2010. In addition, holders of the Notes may require the Company to purchase all or a portion of the Notes upon a change in control of the Company. Upon a conversion, the Company may choose to deliver, in lieu of shares of Class A common stock, cash or a combination of cash and Class A common stock. The Notes do not contain any restrictive covenants.

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

        In July 2003, the Company entered into an interest-rate swap agreement with a notional amount of $155.25 million that has the economic effect of modifying the fixed interest obligations associated with the Notes so that the interest payable on the majority of the Notes effectively becomes variable based on the six month London Interbank Offered Rate (LIBOR) minus 152 basis points. The reset dates of the swap are February 15 and August 15 of each year until maturity on February 15, 2010. The initial six-month LIBOR setting for the swap at July 31, 2003 was 1.1283%, creating a rate of approximately minus 0.39%, which is effective until February 15, 2004. The swap was designated as a fair value hedge, and as such, the gain or loss on the swap, as well as the fully offsetting gain or loss on the Notes attributable to the hedged risk, were recognized in earnings. At July 31, 2003, the fair value of the interest rate swap had increased by $5.1 million at July 31, 2003 and is included in other long-term liabilities. Corresponding to this change, the carrying value of the Notes has decreased by $5.1 million. As part of the agreement, the Company is also required to post collateral based on changes in the fair value of the interest rate swap. This collateral, in the form of restricted cash, was $5 million at July 31, 2003.

Note 6—Net Income (Loss) per Share

        Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares outstanding during each period and the assumed exercise of dilutive stock options less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company's common stock for each of the periods presented. No dilutive effect has been included for the convertible subordinated debt issued February 7, 2003 (see Note 5) because the Company currently has the ability and intent to settle the conversion in cash. Additionally, no dilutive effect has been included for the share options sold in relation to the convertible subordinate debt because the exercise price was higher than the average stock price for the period.

        Calculation of net income (loss) per share:

	Three Months Ended		Six Months Ended
	July 31, 2003	June 30, 2002	July 31, 2003	June 30, 2002
Net income (loss)	$9,133	$(3,858)	$14,445	$(20,929)
Weighted average shares of common stock outstanding used in computing basic net income (loss) per share	114,606	113,069	114,462	112,900
Effect of dilutive stock options	3,894	—	3,634	—

Weighted average shares of common stock used in computing diluted net income (loss) per share	118,500	113,069	118,096	112,900

Basic net income (loss) per share	$0.08	$(0.03)	$0.13	$(0.19)

Diluted net income (loss) per share	$0.08	$(0.03)	$0.12	$(0.19)

Options not included in diluted share base because of the exercise prices	3,577	5,761	5,395	3,226

Options and restricted stock not included in diluted share base because of the net loss	—	5,363	—	7,898

Note 7—Stock-Based Compensation

        The Company maintains a stock option and restricted stock plan (the Plan) which provides for the grant of stock options, restricted stock and other stock based awards to directors, officers, other employees, and consultants as determined by the compensation committee of the Board of Directors. A maximum of 24,000,000 shares of common stock were issuable under the terms of the Plan as of July 31, 2003, of which no more than 2,400,000 shares may be issued as restricted stock or other stock based awards. As of July 31, 2003, there were approximately 1.6 million shares of common stock available for future grants under the Plan. On August 27, 2003, the Company's stockholders approved the addition of 6,000,000 shares to the Plan.

        The Company accounts for these plans according to Accounting Principles Board Opinion No. 25, Accounting for Stock Issues to Employees (APB 25), and related interpretations and has adopted the disclosure-only alternative of SFAS No. 123 as amended by SFAS No. 148. Any deferred stock compensation calculated pursuant to APB 25 is amortized ratably over the vesting period of the individual options, generally four years. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Three Months Ended,		Six Months Ended,
	July 31, 2003	June 30, 2002	July 31, 2003	June 30, 2003
Net income (loss), as reported	$9,133	$(3,858)	$14,445	$(20,929)
Add: Total stock-based employee compensation expense included in net income as determined under the intrinsic value method, net of related tax effects	1,107	1,534	2,102	3,083
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(5,450)	(5,617)	(9,208)	(10,914)

Pro forma net income (loss)	$4,790	$(7,941)	$7,339	$(28,760)

Earnings (loss) per share:
Basic—as reported	$0.08	$(0.03)	$0.13	$(0.19)

Basic—pro forma	$0.04	$(0.07)	$0.06	$(0.25)

Diluted—as reported	$0.08	$(0.03)	$0.12	$(0.19)

Diluted—pro forma	$0.04	$(0.07)	$0.06	$(0.25)

Note 8—Comprehensive Income (Loss)

        Comprehensive income (loss) consisted of the following:

	Three Months Ended		Six Months Ended
	July 31, 2003	June 30, 2002	July 31, 2003	June 30, 2002
Net income (loss)	$9,133	$(3,858)	$14,445	$(20,929)
Unrealized gain (loss) on investments, net of tax	(454)	544	(442)	60

Comprehensive income (loss)	$8,679	$(3,314)	$14,003	$(20,869)

Note 9—Stockholders' Equity

        The Company's Employee Stock Purchase Plan (ESPP), which was implemented in 2002, allows eligible employees to purchase shares of the Company's Class B common stock, through accumulated payroll deductions, at 85% of the lesser of the fair market value of the Class B common stock at the beginning or end of the six-month purchase period. During the six months ended July 31, 2003, employees purchased a total of approximately 232,000 shares of common stock for approximately $1.6 million.

        In May 2003, the Company's Board of Directors authorized a plan for the Company to repurchase up to $50 million of its common stock. This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. No shares have been repurchased under the plan.

Note 10—Income Taxes

        The effective tax rates for the first six months of 2003 and 2002 were approximately 34% and 33%, respectively. A reconciliation of the income tax provisions at the statutory federal rate to our actual income tax provisions follows:

	Three Months Ended		Six Months Ended
	July 31, 2003	June 30, 2002	July 31, 2003	June 30, 2002
Federal income tax statutory expense (benefit)	$4,684	$(2,016)	$7,631	$(10,933)
State expense (benefit), net of federal expense (benefit)	433	(258)	679	(1,402)
Settlement of tax items	(704)	—	(704)	—
Original issue discount on convertible debt	(530)	—	(971)	—
Research and development credit	(275)	—	(550)	—
Stock-based compensation	625	465	954	946
Other	16	(91)	319	1,081

Income tax expense (benefit)	$4,249	$(1,900)	$7,358	$(10,308)

Note 11—Commitments and Contingencies

        From time to time, the Company is subject to claims arising in the ordinary course of business. In the opinion of management and except as set forth below, no such matter, individually or in the aggregate, exists which is expected to have a material effect on the Company's consolidated results of operations, financial position or cash flows.

Manufacturing and Purchase Commitments

        The Company has contracted with Sanmina SCI Systems, Inc. ("SSCI") and Solectron Corporation ("Solectron") (collectively, "Contract Manufacturers") for the manufacture of printed circuit boards and box build assembly and configuration for specific Fibre Channel directors and switches. The agreements require the Company to submit purchasing forecasts and place orders sixty calendar days in advance of delivery. At July 31, 2003, the Company's commitment with the Contract Manufacturers for purchases over the next sixty days totaled $39 million. The Company may be liable for materials that the Contract Manufacturers purchase on McDATA's behalf if the Company's actual requirements do not meet or exceed its forecasts and those materials cannot be redirected to other uses. At July 31, 2003, the Company had recorded obligations of approximately $7 million primarily related to materials purchased by SSCI for certain end-of-life and obsolete material. Management does not expect the remaining commitments under these agreements to have a material adverse effect on the Company's business, results of operations, financial position or cash flows.

        The Company has various other commitments for sales and purchases in the ordinary course of business. In the aggregate, such commitments do not differ significantly from current market prices or anticipated usage requirements.

Indemnifications and Guarantees

        During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include intellectual property indemnities to the Company's customers in connection with the sales of its products, indemnities for liabilities associated with the infringement of other parties' technology based upon the Company's software products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. The Company has also indemnified its former parent, EMC for any income taxes arising out of the February 7, 2001 distribution of our Class A common stock in the event it does not qualify for tax-free treatment. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. In addition, the majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. As such, the Company is unable to estimate with any reasonableness its potential exposure under these items. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying condensed consolidated balance sheets. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is both reasonably determinable and probable. Finally, the Company carries specific and general liability insurance policies, which the Company believes would provide, in most circumstances, some, if not total recourse to any claims arising from these indemnifications.

Litigation

Raytheon Lawsuit

        On May 5, 2003, the Company was added as the ninth defendant to a January 2003 patent infringement lawsuit that was filed by Raytheon Company in the United States District Court for the Eastern District of Texas—Marshall Division (Civil Action No. 2:03CV13). The complaint alleges that the Company's products infringe and/or the Company is actively inducing the infringement of Raytheon's United States Patent No. 5,412,791, entitled "Mass Data Storage Library." Notice of the complaint was received only recently, and consequently, is at an early stage in the investigation of this matter and management cannot assess the merit or potential materiality of the complaint at this time. However, the Company intends to defend the action vigorously.

Class Action Laddering Lawsuits

        The Company, the Chairman of the board of directors, one current officer and one former officer have been named as defendants in purported securities class-action lawsuits filed in the United States District Court, Southern District of New York. The first of these lawsuits, filed on July 20, 2001, is captioned Gutner v. McDATA Corporation, Credit Suisse First Boston (CSFB), Merrill Lynch, Pierce Fenner & Smith Incorporated, Bear, Stearns & Co., Inc., FleetBoston Robertson Stephens et al., No. 01 CIV. 6627. Three other similar suits have been filed against the Company. The complaints are substantially identical to numerous other complaints filed against other companies that went public over the last several years. These lawsuits generally allege, among other things, that the registration statements and prospectus filed with the SEC by such companies were materially false and misleading because they failed to disclose (a) that certain underwriters had allegedly solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of shares in connection with the initial public offerings, or IPOs, and (b) that certain of the underwriters had allegedly entered into agreements with customers whereby the underwriters agreed to allocate IPO shares in exchange for which the customers agreed to purchase additional company shares in the aftermarket at pre-determined prices. The complaints relating to the Company allege claims against the Company, the Chairman of the board of directors, one of the Company's current officers, one former officer of the Company, and CSFB, the lead underwriter of the Company's August 9, 2000 initial public offering, under Sections 11 and 15 of the Securities Act. The complaints also allege claims solely against CSFB and the other underwriter defendants under Section 12(a)(2) of the Securities Act, and claims against the individual defendants under Section 10(b) of the Securities Exchange Act. Although management believes that all of the lawsuits are without legal merit and intend to defend them vigorously, there is not assurance that the Company will prevail.

        In September 2002, plaintiffs' counsel in the above-mentioned lawsuits offered to individual defendants of many of the public companies being sued, including McDATA, the opportunity to enter into a Reservation of Rights and Tolling Agreement that would dismiss without prejudice and without costs all claims against such persons if the company itself had entity coverage insurance. This agreement was signed by Mr. John F. McDonnell, Chairman, Mrs. Dee J. Perry, former chief financial officer, and Mr. Thomas O. McGimpsey, Vice President and General Counsel and the plaintiffs' executive committee. Under the Reservation of Rights and Tolling Agreement the plaintiffs dismissed the claims against such individuals.

        On February 19, 2003, the court in the above-mentioned lawsuits entered a ruling on the pending motions to dismiss, which dismissed some, but not all, of the plaintiffs' claims against the Company. These lawsuits have been consolidated as part of In Re Initial Public Offering Securities Litigation (SDNY). The Company has considered and agreed to enter into a proposed settlement offer with representatives of the plaintiffs in the consolidated proceeding, and believe that any liability on behalf of the Company that may accrue under that settlement offer would be covered by our insurance policies. Until that settlement is fully effective, Management intends to defend against the amended complaint vigorously.

Patent Infringement Lawsuit

        On February 14, 2002, the Company filed a patent infringement lawsuit against Brocade in the United States District Court for the District of Colorado alleging that Brocade's Frame Filtering feature in their products infringed U.S. Patent No. 6,233,236 "Method and apparatus for measuring traffic within a switch." On March 5, 2002, the Company filed for a preliminary injunction against Brocade to immediately stop infringing the patent after Brocade announced another product containing its Advanced Performance Monitoring feature.

        On April 8, 2002, Brocade filed an answer to the motion for preliminary injunction generally alleging that Brocade has not infringed and is not infringing the patent. Brocade alleged various counterclaims in its answer including a claim that the patent is invalid and unenforceable, and that we misappropriated trade secret information from Brocade under prior agreements and that a 1999 OEM agreement contained a covenant not to sue. The United States District Court for the District of Colorado on December 6, 2002 denied the Company's motion for a preliminary injunction. The Company filed documents on December 23, 2002 with the American Arbitration Association to initiate an arbitration proceeding to resolve contract and patent issues relating to the 1999 OEM agreement with Brocade. On January 24, 2003, Brocade, in response to the initiation of the arbitration proceeding, filed an answer and counterclaim with the American Arbitration Association that objected to the inclusion of the patent infringement claims in the arbitration, claims the patent is invalid and unenforceable and claims the Company misappropriated trade secret information from Brocade. Although management strongly believes that Brocade's counterclaims are factually incorrect and without any merit and intends to vigorously pursue our patent infringement claims against Brocade, there is no assurance that the Company will prevail.

Note 12—Subsequent Event

        On August 25, 2003, the Company announced definitive agreements to acquire all the outstanding shares of Nishan Systems, Inc. and Sanera Systems, Inc. for approximately $185 million, net of cash and debt of the two companies. The Company will also provide approximately 1.5 to 1.7 million shares of Class B common stock and approximately $8 million in cash to fund employee retention programs over the next two years for employees added as a result of these acquisitions. Separately, the Company announced that it has entered into an equity investment agreement with Aarohi Communications to acquire approximately 15% stock ownership for $6 million and obtained a seat on the board of directors. In addition to the equity investment, the Company signed a supply agreement with Aarohi to purchase intelligent switch technology for the Company's products. There are numerous closing conditions before these two acquisitions can be completed, including, but not limited to, a shareholder vote, obtaining third party consents to the acquisition, acceptance of employment of a high percentage of employees, and regulatory approval with regard to the Sanera acquisition. As with any technology acquisition, one-time charges related to acquisition costs, severance costs, employee retention costs, facilities, and in-process research and development, if any, could be incurred affecting future reported financial results.

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

Overview

        On January 15, 2003, we changed our fiscal year to end on January 31, rather than December 31. References in this Form 10-Q to the second quarter and first half of 2003 represent the three and six months ended July 31, 2003. References in this Form 10-Q to the second quarter and first half of 2002 represent the three and six months ended June 30, 2002. We have not submitted financial information for the three and six months ended July 31, 2002 in this Form 10-Q because the information is not practical or cost beneficial to prepare. We believe that the three and six months ended June 30, 2002 provides a meaningful comparison to the second quarter and first half of 2003. There are no factors, seasonal or otherwise, that would impact the comparability of information or trends, if results for the three and six months ended July 31, 2002 were presented in lieu of results for the three and six months ended June 30, 2002.

Recent Events

        On August 25, 2003, we announced definitive agreements to acquire all the outstanding shares of Nishan Systems, Inc. and Sanera Systems, Inc. for approximately $185 million, net of cash and debt of the two companies. We will also provide approximately 1.5 to 1.7 million shares of Class B common stock and approximately $8 million in cash to fund employee retention programs over the next two years for employees added as a result of these acquisitions. Separately, we announced that we entered into an equity investment agreement with Aarohi Communications to acquire approximately 15% stock ownership for $6 million and obtained a seat on the board of directors. In addition to the equity investment, we signed a supply agreement with Aarohi to purchase intelligent switch technology for the Company's products. There are numerous closing conditions before these two acquisitions can be completed, including, but not limited to, a shareholder vote, obtaining third party consents to the acquisition, acceptance of employment of a high percentage of employees, representations continuing to be materially accurate, and regulatory approval with regard to the Sanera acquisition. As with any technology acquisition, one-time charges related to acquisition costs, severance costs, employee retention costs, facilities, and in-process research and development, if any, could be incurred affecting future reported financial results.

Critical Accounting Policies

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

Revenue Recognition

        We recognize revenue, in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), when persuasive evidence of an arrangement exists, products are delivered or services rendered, the sales price is fixed or determinable and collectibility is assured. In instances when any one of these four criteria are not met, we will defer recognition of the product revenue until all the criteria has been met.

        With respect to revenue from our configured director products, we request evidence of sell-through from our OEM and distributor partners prior to recognizing revenue. In situations where our OEM and distributor partners refuse to provide sell-through information when requested, but all the criteria under SAB 101 (as discussed above) have been met, we recognize revenue for such configured products. These configured products represent high value, customized solutions of directors, cabinets and various combinations of port cards ordered by our sales partners as required by the end user. Non-configured products and components, such as our switch products, port cards, and flexport upgrades, are recognized as revenue when the criteria for SAB 101 (as discussed above) have been met, generally at time of shipment. Revenue for both configured and non-configured products and components is reduced for estimated customer returns, price protection, rebates, and other offerings that occur under sales programs established with the Company's OEMs, distributors and resellers.

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

Valuation of Accounts Receivable

        We review accounts receivable to determine which are doubtful of collection. In addition, we also make estimates of potential future product returns. In making the determination of the appropriate allowance for doubtful accounts and product returns, we consider specific accounts, analysis of our accounts receivable aging, changes in customer payment terms, historical write-offs and returns, changes in customer demand and relationships, concentrations of credit risk and customer credit worthiness. Historically, we have experienced a low level of write-offs and returns given our customer relationships, contract provisions and credit assessments. Changes in the credit worthiness of customers, general economic conditions and other factors may impact the level of future write-offs and product returns and increase our general and administrative expenses or decrease product revenues.

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

Valuation of Deferred Taxes

        Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We are required to estimate our income taxes in each jurisdiction where we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. At July 31, 2003, our deferred tax assets equaled $32.1 million. We assessed the likelihood that our net deferred tax assets will be recovered from future taxable income. We have considered estimated future taxable income and our ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance and concluded that no such allowance is required at July 31, 2003. In the event we were to determine that it is more likely than not that we would not be able to realize deferred tax assets in the future, we would have to record a valuation allowance that would significantly reduce net income in the period such a determination were made.

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

        We have performed and will perform an annual impairment test for goodwill in accordance with Statement of Financial Accounting Standards No. 142 (SFAS 142). This review is based on a comparison of the fair value of our net assets including goodwill balances using the quoted market price of our common stock. The assumptions used to estimate fair value include our best estimate of future growth rates, capital expenditures, discount rates and market conditions over an estimate of the remaining operating period. We performed the 2003 impairment test during our first fiscal quarter and determined that no impairment loss should be recognized. In the event that business conditions change, future tests may result in a need to record a loss due to write down of the value of goodwill. At July 31, 2003, goodwill recorded in the consolidated balance sheet totaled $11.8 million.

        We currently operate our business as a single solutions business and do not maintain separate cash flows or operating margins for any business segments. Future operating losses, deterioration of our business or segmentation of our operations in the future could also lead to impairment adjustments as such issues are identified.

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

Results of Operations

        The following table sets forth certain financial data for the periods indicated as a percentage of total revenues.

	Three Months Ended		Six Months Ended
	July, 31, 2003	June 30, 2002	July, 31, 2003	June 30, 2002
Revenue	100.0%	100.0%	$100.0%	100.0%
Cost of revenue	40.8	54.6	42.0	65.5

Gross profit	59.2	45.4	58.0	34.5
Operating expenses:
Research and development	17.0	18.9	17.6	19.6
Selling and marketing	22.0	24.2	22.3	25.9
General and administrative	6.7	9.4	7.0	10.8
Amortization of deferred compensation	1.4	2.8	1.4	3.0

Total operating expenses	47.1	55.3	48.3	59.3
Income (loss) from operations	12.1	(9.9)	9.7	(24.8)
Interest income, net	0.4	2.4	0.7	2.7

Income (loss) before income taxes	12.5	(7.5)	10.4	(22.1)
Income tax expense (benefit)	4.0	(2.5)	3.5	(7.3)

Net income (loss)	8.5%	(5.0)%	6.9%	(14.8)%

Three Months Ended July 31, 2003 and June 20, 2002

  Revenues

        Total revenue increased by approximately 39% to $107.0 million for the quarter ended July 31, 2003 from $77.3 million for the quarter ended June 30, 2002. This significant increase in revenue reflects strong demand from our new products, in particular our Spherion™ 4500 switch that was introduced in the last half of 2002. Revenues for the quarter ended July 31, 2003 were also impacted by increased competition resulting in declines in competitors' pricing and increased customer incentive programs, rebates and sales incentives. Increased competition and potential price actions by our competitors could negatively impact our revenue.

        Product revenue of $93.9 million for the quarter ended July 31, 2003 was a 40% increase over product revenue of $67.2 million for the quarter ended June 30, 2002. This revenue increase was generated primarily from the continued strong demand for our 140-port Intrepid™ 6000 Series Director and 24-port Sphereon™ 4500 Fabric Switch which were introduced in the last half of 2002.

        Software and service revenue increased 43% to $9.3 million for the quarter ended July 31, 2003 from $6.5 million for the quarter ended June 30, 2002. We continue to experience revenue growth from the sale of all our software products. A significant portion of our software revenue is from our Enterprise Fabric Connectivity Manager, or EFCM, software product.

        Other revenues for the quarter ended July 31, 2003 remained consistent with the prior year with $3.9 million and $3.5 million for the quarter ended July 31, 2003 and June 30, 2002, respectively. This revenue reflects the growth in maintenance fees, which were offset by the decline in service fees related to the ESCON service agreement with EMC. We anticipate that service revenue from EMC under the ESCON service agreement will continue to decrease significantly in future periods.

        A significant portion of our revenue is concentrated with the largest storage OEMs. For the quarter ended July 31, 2003, approximately 62% of our total revenue, excluding the ESCON service fee, came from EMC, compared to 50% for the quarter ended June 30, 2002. Additionally, IBM contributed approximately 18% of our revenue for the quarter ended July 31, 2003 compared to 29% for the quarter ended June 30, 2002. Although we saw increased revenues from both customers during the quarter ended July 31, 2003, IBM as a percentage of revenue decreased from the prior year. We believe a contributing factor to this decline could be the decrease in our FICON product sales. To date, IBM has represented the largest portion of our FICON product sales, which were introduced during 2002. We believe the decline in FICON sales is due, in part, to our OEM customers' recent launch of FICON-supported products. We anticipate this product revenue to increase as initial testing cycles for these products and end-users begin implementation. However, with the growing acceptance of FICON-supported products by other OEM customers, IBM may represent a lower percentage of these sales in the future. We expect a majority of our revenues in the foreseeable future to continue to be derived from these customers. In addition, we have seen the level of revenues for the majority of our OEM customers increase in the quarter. The level of sales to any single customer may vary and the loss of any one significant customer, or a decrease in the level of sales to any significant or group of significant customers, could harm our financial condition and results of operations.

        Domestic and international revenues were approximately 69% and 31% of total revenues, respectively, for the quarter ended July 31, 2003. Domestic and international revenues were 65% and 35%, respectively for the quarter ended June 30, 2002. Revenues are attributed to geographic areas based on the location of the customers to which our products are shipped. International revenues primarily consist of sales to customers in Western Europe and the greater Asia Pacific region. Included in domestic revenues are sales to certain OEM customers who take possession of our products domestically and then distribute these products to their international customers. In addition, included in revenues from Western Europe are sales to certain OEM customers who take possession of our products in distribution centers designated for international-bound product and then distribute these products among various international regions. Our mix of international and domestic revenue can, therefore, vary depending on the relative mix of sales to certain OEM customers.

  Gross Profit

        Gross profit margins for the quarter ended July 31, 2003 was 59% compared to 45% for the quarter ended June 30, 2002. During the quarter ended July 31, 2003, we incurred reductions of inventory-related reserves and obligations of approximately $2.2 million primarily relating to the expiration of customer sales obligations and reductions related to our estimates of excess and obsolete inventory. These reserve releases resulted in approximately 2% of the gross profit margin increase. The significant increase in our gross profit margins between the quarter ended July 31, 2003 and June 30, 2002, excluding these items was the result of an improved mix of higher-margin new product sales and software. In addition, we realized better fixed cost absorption due to higher total revenue and reduced fixed costs resulting from the implementation of our outsource-focused manufacturing model.

  Operating Expenses

        Research and Development Expenses.    Research and development expenses increased to $18.2 million for the quarter ended July 31, 2003, compared with $14.6 million for the quarter ended June 30, 2002. The approximate 24% increase was primarily attributable to reductions in capitalized software costs, increases in staffing levels, and depreciation costs related to the new engineering building occupied in the second half of 2002 and related engineering and test equipment. Capitalized software costs were approximately $2.0 and $2.6 for the quarter ended July 31, 2003 and June 30, 2002, respectively. Capitalized software development costs have decreased in conjunction with the varying stages of development of our application software and our new director and switch products and the related firmware software.

        Selling and Marketing Expenses.    Selling and marketing expenses increased to $23.5 million for the quarter ended July 31, 2003, compared with $18.7 million for the quarter ended June 30, 2002. Net increases in sales and marketing expenses were primarily due to increased salaries, commissions and sales-related travel costs associated with increased revenues, offset by reductions in expenses related to our demonstration and evaluation equipment. In 2002, our new product introductions in the second quarter included significant demonstration and evaluation equipment to our partners and end customers.

        General and Administrative Expenses.    General and administrative expenses decreased by approximately 1% to $7.2 million for the quarter ended July 31, 2003 from $7.3 million for the quarter ended June 30, 2002. During the quarter ended July 31, 2003, we experienced modest increases in personnel costs and facilities costs offset by decreased legal fees related to the patent infringement lawsuit (see Part II, Item 1, Legal Proceedings). We expect to incur increased legal fees related to the Raytheon and Brocade patent infringement lawsuits for the remainder of 2003.

        Amortization of Deferred Compensation.    We have recorded deferred compensation in connection with certain Class B stock options granted prior to our August 9, 2000 initial public offering and certain restricted Class B stock grants. We are amortizing all deferred compensation on a straight-line basis over the vesting period of the applicable options and stock awards, resulting in amortization expense of $1.6 million for the quarter ended July 31, 2003 and $2.3 million for the quarter ended June 30, 2002 (of which approximately $0.1 million was included in cost of revenue for the quarters ended July 31, 2003 and June 30, 2002, respectively). Deferred compensation expense levels fluctuate with the option and restricted stock award activity. Additional grants of these awards under existing compensations plans, future plans or through proposed acquisitions could increase the level of deferred compensation expense.

        Interest and Other Income.    Interest and other income consisted primarily of interest earnings on our cash, cash equivalents and various investment holdings. Interest and other income for the quarters ended July 31, 2003 and June 30, 2002 were approximately $1.6 and $1.9 million, respectively. For the quarter ended July 31, 2003, cash and investment balances increased significantly related to cash generated from operations and the net proceeds from convertible subordinated notes that were issued in February 2003 (see Note 5—"Convertible Subordinated Debt" in the Notes to Condensed Consolidated Financial Statements). The increased interest earnings on the higher cash and investment balances were offset by realized losses on the disposal of fixed assets. If interest rates continue to decrease, interest income may decrease in future periods.

        Interest Expense.    Interest expense was $1.2 million for the quarter ended July 31, 2003 compared with $41,000 for the quarter ended June 30, 2002. Interest expense primarily represents the interest cost associated with our 2.25% convertible subordinated notes issued in February 2003. In July 2003, we entered into an interest-rate swap agreement that has the economic effect of modifying the fixed interest obligations associated with the Notes so that the interest payable on the majority of the Notes effectively becomes variable based on the six month LIBOR minus 152 basis points. The reset dates of the swap are February 15 and August 15 of each year until maturity on February 15, 2010. The initial six-month LIBOR setting for the swap at July 31, 2003 was 1.1283%, creating a rate of approximately minus 0.39%, which is effective until February 15, 2004. This rate will significantly reduce our overall interest expense during this period. Significant increases in interest rates in future periods could significantly increase interest expense.

        Provision for Income Taxes.    The effective tax rates for the quarter ended July 31, 2003 and June 30, 2002, were 32% and 33%, respectively. The effective tax rate is determined by the relationship between pre-tax book income or loss and certain amounts which are reported differently between the financial statements and the tax return. For the quarter ended July 31, 2003, we generated pre-tax book income while the quarter ended June 30, 2002, reflected a pre-tax book loss. For the quarter ended July 31, 2003, our effective tax rate benefits primarily from the favorable settlement of tax items related to previous years, the reduction in deferred compensation and the deductibility of costs associated with our convertible subordinated debt. These tax rate benefits are offset by higher tax costs on our investment income due to a reduction in tax-exempt investments.

Six Months Ended July 31, 2003 and June 30, 2002

  Revenues

        Total revenue increased by approximately 48% to $210.2 million for the six months ended July 31, 2003 from $141.8 million for the six months ended June 30, 2002. This significant increase in revenue reflects strong demand from our new products, in particular our Spherion™ 4500 switch that was introduced in the last half of 2002. Revenues for the six months ended July 31, 2003 were also impacted by increased competition resulting in declines in competitors' pricing and increased customer incentive programs, rebates and sales incentives. Increased competition and potential price actions by our competitors could negatively impact our revenue.

        Product revenue of $185.2 million for the six months ended July 31, 2003 was a 52% increase over product revenue of $122.2 million for the six months ended June 30, 2002. This revenue increase was generated from the increased demand in our storage products including our newly introduced 140-port Intrepid™ 6000 Series Director and 24-port Sphereon™ 4500 Fabric Switch.

        Software and service revenue increased 42% to $17.7 million for the six months ended July 31, 2003 from $12.4 million for the six months ended June 30, 2002. We continue to experience revenue growth from the sale of all our software products. A significant portion of our software revenue is from our Enterprise Fabric Connectivity Manager, or EFCM, software product.

        Other revenues for the six months ended July 31, 2003 remained consistent with the prior year with $7.3 million and $7.1 million for the six months ended July 31, 2003 and June 30, 2002, respectively. This revenue reflects the growth in maintenance fees, which were outpaced by the decline in service fees related to the ESCON service agreement with EMC. We anticipate that service revenue from EMC under the ESCON service agreement will continue to decrease significantly in future periods.

        A significant portion of our revenue is concentrated with the largest storage OEMs. For the six months ended July 31, 2003, approximately 61% of our total revenue, excluding the ESCON service fee, came from EMC, compared to 51% for the six months ended June 30, 2002. Additionally, IBM contributed approximately 17% of our revenue for the six months ended July 31, 2003 compared to 27% for the six months ended June 30, 2002. Although we saw increased revenues from both customers during the six months ended July 31, 2003, IBM as a percentage of revenue decreased from the prior year. We believe a contributing factor to this decline could be the decrease in our FICON product sales. We anticipate this product revenue to increase as initial testing cycles for these products and end-users begin implementation. However, with the growing acceptance of FICON-supported products by other OEM customers, IBM may represent a lower percentage of these sales in the future. We expect a majority of our revenues in the foreseeable future to continue to be derived from these customers. In addition, we have seen the level of revenues for the majority of our OEM customers increase in the quarter. The level of sales to any single customer may vary and the loss of any one significant customer, or a decrease in the level of sales to any significant or group of significant customers, could harm our financial condition and results of operations.

        Domestic and international revenues were approximately 70% and 30% of total revenues, respectively, for the six months ended July 31, 2003. Domestic and international revenues were 64% and 36%, respectively for the six months ended June 30, 2002. Revenues are attributed to geographic areas based on the location of the customers to which our products are shipped. International revenues primarily consist of sales to customers in Western Europe and the greater Asia Pacific region. Included in domestic revenues are sales to certain OEM customers who take possession of our products domestically and then distribute these products to their international customers. In addition, included in revenues from Western Europe are sales to certain OEM customers who take possession of our products in distribution centers designated for international-bound product and then distribute these products among various international regions. Our mix of international and domestic revenue can, therefore, vary depending on the relative mix of sales to certain OEM customers. International revenues for the six months ended June 30, 2002 represented a higher percentage of revenue as a result of the large domestic order reduction by EMC. During the six months ended July 31, 2003, we experienced an increase in total international revenues, however, sales to customers in the Asia Pacific region decreased in the first quarter ended April 30, 2003, possibly due to the SARS virus.

  Gross Profit

        Gross profit margins for the six months ended July 31, 2003 was 58% compared to 35% for the six months ended June 30, 2002. During the six months ended July 31, 2003, we incurred reductions of inventory-related reserves and obligations of approximately $2.7 million primarily relating to the expiration of customer sales obligations and reductions related to our estimates of excess and obsolete inventory. These reserve releases resulted in approximately 1.3% of the gross profit margin increase. In addition, during the six months ended June 30, 2002, we incurred a $12.9 million net inventory-related charge primarily for the excess 1 Gb components used in our discontinued 1 Gb products. Excluding this write-down, the gross profit margin percentage for the six months ended June 30, 2002 would have been 44%. The significant increase in our gross profit margin between the six months ended July 31, 2003 and June 30, 2002, excluding these items was the result of an improved mix of higher-margin software and new product sales. In addition, we realized better fixed cost absorption due to higher total revenue and reduced fixed costs resulting from the implementation of our outsource-focused manufacturing model.

  Operating Expenses

        Research and Development Expenses.    Research and development expenses increased to $37.0 million for the six months ended July 31, 2003, compared with $27.8 million for the six months ended June 30, 2002. The approximate 33% increase was primarily attributable to reductions in capitalized software costs, increases in personnel costs, non-recurring engineering charges, and depreciation related to engineering and test equipment and the new engineering building occupied in the second half of 2002. Capitalized software costs were approximately $2.6 million and $4.5 million for the six months ended July 31, 2003 and June 30, 2002, respectively. Capitalized software development costs have decreased in conjunction with the varying stages of development of our application software and our new director and switch products and the related firmware software.

        Selling and Marketing Expenses.    Selling and marketing expenses increased to $46.9 million for the six months ended July 31, 2003, compared with $36.7 million for the six months ended June 30, 2002. Increases in sales and marketing expenses were primarily due to increased salaries and commissions associated with increased revenues and expanded commitments to our equipment sale and marketing programs with our partners. In addition, demonstration equipment and marketing costs associated with the completion of two new OEM contracts in the quarter ended April 30, 2003 increased our overall sales and marketing expenses.

        General and Administrative Expenses.    General and administrative expenses decreased by approximately 4% to $14.7 million for the six months ended July 31, 2003 from $15.3 million for the six months ended June 30, 2002. During the six months ended July 31, 2003, we experienced increased personnel costs related primarily to an executive and employee incentive bonus plans implemented in the third and fourth quarter of 2002. Offsetting these increases in the current quarter were decreases associated with $1.75 million in charges during the six months ended June 30, 2002 related to the termination of a collateralized lease and the disposal of fixed assets.

        Amortization of Deferred Compensation.    We have recorded deferred compensation in connection with certain Class B stock options granted prior to our August 9, 2000 initial public offering and certain restricted Class B stock grants. We are amortizing all deferred compensation on a straight-line basis over the vesting period of the applicable options and stock awards, resulting in amortization expense of $3.2 million for the six months ended July 31, 2003 and $4.6 million for the six months ended June 30, 2002 (of which approximately $0.3 million was included in cost of revenue for both the six months ended July 31, 2003 and June 30, 2002). Deferred compensation expense levels fluctuate with the option and restricted stock award activity. Additional grants of these awards under existing compensations plans, future plans or through proposed acquisitions could increase the level of deferred compensation expense.

        Interest and Other Income.    Interest and other income consisted primarily of interest earnings on our cash, cash equivalents and various investment holdings. Interest and other income for the six months ended July 31, 2003 was approximately $3.6 million. Interest and other income for the six months ended June 30, 2003 was approximately $4.0 million. For the six months ended July 31, 2003, cash and investment balances increased significantly related to cash generated from operations and the net proceeds from convertible subordinated notes that were issued in February 2003 (see Note 5—"Convertible Subordinated Debt" in the Notes to Condensed Consolidated Financial Statements). The increased interest earnings on the higher cash and investment balances were offset by lower interest rates. If interest rates continue to decrease, interest income may decrease in future periods.

        Interest Expense.    Interest expense was $2.3 million for the six months ended July 31, 2003 compared with $131,000 for the six months ended June 30, 2002. Interest expense primarily represents the interest cost associated with our 2.25% convertible subordinated notes issued in February 2003. In July 2003, we entered into an interest-rate swap agreement that has the economic effect of modifying the fixed interest obligations associated with the Notes so that the interest payable on the majority of the Notes effectively becomes variable based on the six month LIBOR minus 152 basis points. The reset dates of the swap are February 15 and August 15 of each year until maturity on February 15, 2010. The initial six-month LIBOR setting for the swap at July 31, 2003 was 1.1283%, creating a rate of approximately minus 0.39%, which is effective until February 15, 2004. This rate will significantly reduce our overall interest expense during this period. Significant increases in interest rates in future periods could significantly increase interest expense.

        Provision for Income Taxes.    The effective tax rates for the six months ended July 31, 2003 and June 30, 2002, were 34.0% and 33.0%, respectively. The effective tax rate is determined by the relationship between pre-tax book income or loss and certain amounts, which are reported differently between the financial statements and the tax return. For the six months ended July 31, 2003, we generated pre-tax book income while the six months ended June 30, 2002, reflected a pre-tax book loss. For the six months ended July 31, 2003, our effective tax rate benefits primarily from the favorable settlement of tax items related to previous years, the reduction in deferred compensation and the deductibility of costs associated with our convertible subordinated debt. These tax rate benefits are offset by higher tax costs on our investment income due to a reduction in tax-exempt investments.

Liquidity and Capital Resources

        Cash and cash equivalents and available-for-sale investments were $503 million at July 31, 2003, an increase of $175 million from $328 million at January 31, 2003. We generated approximately $40.7 million in net cash from operating activities, primarily from net income before non-cash charges including depreciation and amortization, deferred compensation, inventory-related provisions and deferred income tax benefits. Also, contributing to the cash from operations was an increase in our accounts payable and accrued liabilities, offset by increases in accounts receivable and inventory balances from January 31, 2003. At July 31, 2003, we had deferred tax assets of $32.1 million, which we believe will be realizable through future profitable operations.

        Net cash used in investing activities was $163 million related primarily to the investment of the proceeds received from our issuance of convertible subordinated notes in February 2003 into our short and long-term investment portfolio. Net cash from financing activities was $143 million as net proceeds of $167 million were received from the issuance of convertible subordinated notes in February 2003 and $20.5 million of those proceeds were used to enter into share option transactions.

        Our principal sources of liquidity at July 31, 2003 consisted of our cash and available-for-sale investments of $503 million and net accounts receivable of $51.9 million. We believe our existing cash, short-term and long-term investment balances, and cash expected to be generated from future operations will be sufficient to meet our capital and operating requirements, our share repurchase program, the announced acquisitions and other cash outlays in the foreseeable future. With changes in operating and industry expectations, however, we could require, or could elect, to seek additional funding. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development of new products and expansion of sales and marketing, the timing of new product introductions and enhancements to existing products, any acquisitions of businesses, and market acceptance of our products.

Commitments

        We have entered into agreements with the contract manufacturers for the manufacture of printed circuit boards and box build assembly for specific Fibre Channel directors and switches. The agreements require us to submit purchasing forecasts and place orders sixty calendar days in advance of delivery. At July 31, 2003, our commitment with the contract manufacturers for purchases over the next sixty days totaled $39 million. We may be liable for materials that the contract manufacturers purchase on our behalf if our actual requirements do not meet or exceed our forecasts and those materials cannot be redirected to other uses. At July 31, 2003, we had recorded obligations of approximately $7 million primarily related to materials purchased by SSCI for certain end-of-life and obsolete material used to manufacture our products. We do not expect the remaining commitments under these agreements to have a continued material adverse effect on our business, results of operations, financial position or cash flows.

        In February 2003, the Company sold $172.5 million of 2.25% convertible subordinated notes due February 15, 2010 (see Note 5, "Convertible Subordinated Debt," of the Notes to Consolidated Financial Statements). The Notes are convertible into our Class A common stock at conversion rate of 93.3986 shares per $1,000 principal amount of notes (aggregate of approximately 16.1 million shares) or $10.71 per share. Upon a conversion, the Company may choose to deliver shares of our Class A common stock, or, in lieu of shares of our Class A common stock, cash or a combination of cash and shares of Class A common stock. We are required to pay interest on February 15 and August 15 of each year, beginning August 15, 2003. Debt issuance costs of $5.5 million are being amortized over the term of the notes. The amortization of debt issuance costs will accelerate upon early redemption or conversion of the notes. The net proceeds remain available for general corporate purposes, including working capital and capital expenditures.

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

        In July 2003, we entered into an interest-rate swap agreement with a notional amount of $155.25 million that has the economic effect of modifying the fixed interest obligations associated with the Notes so that the interest payable on the majority of the Notes effectively becomes variable based on the six month London Interbank Offered Rate (LIBOR) minus 152 basis points. The reset dates of the swap are February 15 and August 15 of each year until maturity on February 15, 2010. The initial six-month LIBOR setting for the swap at July 31, 2003 was 1.1283%, creating a rate of approximately minus 0.39%, which is effective until February 15, 2004. Significant increases in interest rates could significantly increase the interest expense we are obligated to pay to holders of the Notes in future periods. The swap was designated as a fair value hedge, and as such, the gain or loss on the derivative instrument, as well as the fully offsetting gain or loss on the Notes attributable to the swap were recognized in earnings. At July 31, 2003, the fair value of the interest rate swap had increased by $5.1 million at July 31, 2003 and is included in other long-term liabilities. Corresponding to this change, the carrying value of the Notes has decreased by $5.1 million. We are also required to post collateral based on changes in the fair value of the interest rate swap. This collateral, in the form of restricted cash, was $5 million at July 31, 2003.

Recent Accounting Pronouncements

        For information regarding recent accounting pronouncements, see Note 1 of "Notes to Condensed Consolidated Financial Statements," included in Item 1 of this Form 10-Q.

Risk Factors

Risks Relating to Our Business

We incurred a substantial loss for the years ended December 31, 2002 and 2001 and may not maintain profitability in the future.

        Although recently we have had profitable quarters, we may not be profitable in the future. Our future operating results will depend on many factors, including the growth of the Fibre Channel market, market acceptance of new products we introduce, demand for our products, levels of product and price competition and our reaching and maintaining targeted costs for our products. In addition, we expect to incur continued significant product development, sales and marketing, and general and administrative expenses. We also anticipate expenses related to the implementation of the final phase of our "outsourcing focused" manufacturing model during 2003. We cannot provide assurance that we will generate sufficient revenue to achieve or sustain profitability.

Risks Related to Recently Announced Acquisitions

        On August 25, 2003, we announced that we had entered into agreements to acquire Nishan Systems Inc. and Sanera Systems, Inc. While management believes that such acquisitions are an integral part of its long term strategy, there are risks and uncertainties related to acquiring companies that have limited or no product sales to date. Our success depends upon closing these acquisitions as soon as possible, integrating their operations into ours, finalizing the development of such products (if needed), retaining critical employees from the acquired companies, qualifying such products with our OEM and reseller partners and ramping sales of those products with such partners. There are numerous closing conditions before these two acquisitions can be completed, including, but not limited to, a shareholder vote of the target, obtaining third party consents to the acquisition, having a high percentage of employees accept employment with us, representations continuing to be materially accurate, regulatory approval with regard to the Sanera acquisition, etc. As with any technology acquisition, one-time charges related to acquisition costs, severance costs, employee retention costs, facilities, in-process research and development, if any, etc. could be incurred affecting future reported financial results.

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

  •
  compliance with international standards that differ from domestic standards,

  •
  risks surrounding any product and software outsourcing activities in foreign countries; and

  •
  political, social and economic instability in a specific country or region.

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

        In response to changes in product mix, competitive pricing pressures, increased sales discounts, introductions of new products and product enhancements by our competitors, increases in manufacturing or labor costs or other factors, we may experience declines in both the prices and gross margins in some or all of our products. To maintain our gross margins we must maintain or increase current shipment volumes, develop and introduce new products and product enhancements and reduce the manufacturing cost of our products. Moreover, most of our expenses are fixed in the short-term or incurred in advance of receipt of corresponding revenue. As a result, we may not be able to decrease our spending to offset any unexpected shortfall in revenues. If this occurs, we could incur losses, and our revenue, operating results and gross margins may be below our expectations and those of investors and stock market analysts.

We may incur an expense relating to the impairment of our deferred tax assets.

        As of July 31, 2003, we have deferred tax assets of $32.1 million, which we believe will be realized more likely than not through future profitable operations. However, it is possible that if additional operating losses are incurred, or if we otherwise conclude that our deferred tax asset will not be realized through future operations, we may need to provide a valuation allowance to recognize the impairment of our deferred tax assets. To the extent we were to establish a valuation allowance, we would recognize an expense within the tax provision of our income statement, which could materially impact our financial position and results of operations.

We depend on two key distribution relationships for most of our revenue and the loss of either of them could significantly reduce our revenues.

        We depend on EMC and IBM for a significant portion of our total revenue. Sales and services to EMC, which is an original equipment manufacturer customer, represented approximately 61% of our revenue for the three months ended July 31, 2003. Sales to IBM represented approximately 17% of our revenue for the six months ended July 31, 2003. We anticipate that our future operating results will continue to depend heavily on sales to EMC and IBM. EMC and IBM resell products offered by our competitors, and nothing restricts EMC or IBM from expanding those relationships in a manner that could be adverse to us. Therefore, the loss of either EMC or IBM as a customer, or a significant reduction in sales to either EMC or IBM could significantly reduce our revenue. While we are aware that Dell sources some of our switch product through EMC, it is unclear whether this mitigates our dependency on EMC.

The market for Fibre Channel directors, switches and other products for SANs is highly competitive, new competitors have recently entered this market and we may not be able to successfully compete against existing or potential competitors.

        The market for our Fibre Channel switching hardware and software products is highly competitive, and will become even more so with the entrance of new competitors from the Internet Protocol (IP) based switch market. Our competitors are planning to provide or do provide switching hardware and software that is multi-protocol capable (such as Fibre Channel over IP (FCIP), SCSI over Internet (iSCSI), Internet Fibre Channel (iFCP) and InfiniBand). Our competitors in the Fibre Channel switching hardware and software market include Brocade, CNT (which recently acquired InRange), Cisco, QLogic Corp., Vixel Corporation, Broadcom Corporation (which recently acquired the assets of Gadzoox Networks), Veritas Software Corporation, Fujitsu Softech and others, and even storage providers. Given the recent entrance by Cisco, other IP based switching companies will likely enter the market for multi-protocol products. Some of our competitors and potential competitors have longer operating histories, greater name recognition, access to larger customer bases, more established distribution channels and substantially greater financial and managerial resources than we have.

        In August 2002, Cisco announced that it would be entering the storage switch market with the introduction of a family of directors and switches. In January 2003, Cisco announced that it had entered into a non-exclusive agreement with IBM which would allow IBM to resell competitive switches provided by Cisco in addition to the product lines provided by Brocade and us. IBM is our second largest customer, and the agreement between Cisco and IBM may significantly reduce our sales to IBM. Also in January 2003, Hewlett-Packard Co., or HPQ, announced that it would resell competitive switches provided by Cisco. HPQ has substantial sales within the SAN infrastructure market, and the agreement between HPQ and Cisco could significantly reduce our future sales to HPQ. In late April 2003, EMC announced that it had entered into a letter of intent whereby EMC would resell and support Cisco's family of switches and directors. EMC is our largest customer, and the agreement between EMC and Cisco may significantly reduce our sales to EMC. The introduction of Cisco's competing product line may delay purchase decisions by our customers. Furthermore, Cisco has greater access to enterprise customers and greater direct sales experience and capacity than we do. To be competitive with Cisco and others, we may have to substantially increase our direct sales, which we may not be able to do successfully and which, in any case, will increase expenses.

        In August 2000, EMC agreed not to develop or manufacture products that compete with our then-existing products for two years. Since August 2002, EMC has not been contractually restricted from competing with us in the development or manufacture of these products. In addition and as discussed above, EMC has agreed to resell products offered by our competitors. Moreover, under a cross license agreement between us and EMC, we have granted EMC a license under our patents to make, use and sell any products that EMC was selling or distributing up to August 9, 2000, including products that compete with ours.

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

        For the three months ended July 31, 2003, we derived a significant portion of our revenue from sales of our Director-class products. We expect that revenue from our Director-class products will continue to account for a substantial portion of our revenue for the foreseeable future. Therefore, continued market acceptance of these products and their successor products is critical to our future success. Factors such as performance, market positioning, the availability and price of competing products, the introduction of new technologies and the success of our OEMs, reseller and systems integrator customers will affect the market acceptance of our products.

        In addition, our future success depends upon our ability to address the changing needs of customers and to transition to new technologies and industry standards. The introduction of competing products embodying new technologies or the emergence of new industry standards could render our products non-competitive, obsolete or unmarketable and seriously harm our market share, revenue and gross margin. For instance, there are competing protocols for storage area network switches and related devices, such as SCSI over Internet (iSCSI), Fibre Channel over IP (FCIP), Internet Fibre Channel (iFCP) and InfiniBand, which may be more readily adopted or accepted by our customers. Risks inherent in transitions to new technology, industry standards and new protocols include the inability to expand production capacity to meet demand for new products, write-downs of our existing inventory due to obsolescence, the impact of customer demand for new products or products being replaced, and delays in the introduction or initial shipment of new products. There can be no assurance that we will successfully manage these transitions.

        We are currently developing next generation products that contain untested devices and subassemblies. As with any development, there are inherent risks should such devices or subassemblies require redesign or rework. In particular, in conjunction with our transition of our products from 1 to 2 Gb transmission speed technology and higher port density, we have begun introducing products with new features and functionality. We face risks relating to this product transition, including risks relating to forecasting of demand for 2 Gb and higher port density products and related transition issues, as discussed in the previous paragraph, as well as possible product and software defects and a potentially different sales and support environment due to the complexity of these new systems. Finally, if we fail to timely introduce new products that are multi-protocol and higher transmission speed products to compete against new entrants in the SAN market, or if there is no demand for these or our current products, our business could be seriously harmed.

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

        Our success depends to a significant degree upon the continued contributions of our key management, technical, sales and marketing, finance and operations personnel, many of whom would be difficult to replace. In particular, we believe that our future success is highly dependent on our senior executive team. In the past we have experienced high turnover in our senior executive team. A significant portion of the current senior executive team was hired during the last ten months. Although our senior executive team consists of experienced members, many of them are new to our company and have only worked with each other for a short period of time. As a result they may not operate efficiently as part of an integrated management team.

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

        On April 8, 2002, Brocade filed an answer to the motion for preliminary injunction generally alleging that Brocade has not infringed and is not infringing the patent. Brocade alleged various counterclaims in its answer including a claim that the patent is invalid and unenforceable, and that we misappropriated trade secret information from Brocade under prior agreements and that a 1999 OEM agreement contained a covenant not to sue. The United States District Court for the District of Colorado on December 6, 2002 denied our motion for a preliminary injunction. We filed documents on December 23, 2002 with the American Arbitration Association to initiate an arbitration proceeding to resolve contract and patent issues relating to the 1999 OEM agreement with Brocade. On January 24, 2003, Brocade, in response to our initiating the arbitration proceeding, filed an answer and counterclaim with the American Arbitration Association that objected to the inclusion of our patent infringement claims in the arbitration, claims the patent is invalid and unenforceable and claims we misappropriated trade secret information from Brocade. We believe that the arbitration proceeding regarding the covenant not to sue will occur in late 2003 or early 2004. Although we strongly believe that Brocade's counterclaims are factually incorrect and without any merit and we intend to vigorously pursue our patent infringement claims against Brocade, we cannot assure you we will prevail.

        On May 5, 2003, we were added as the ninth defendant to a January 2003 patent infringement lawsuit that was filed by Raytheon Company in the United States District Court for the Eastern District of Texas—Marshall Division (Civil Action No. 2:03CV13). The complaint alleges that our products infringe and/or we are actively inducing the infringement of Raytheon's United States Patent No. 5,412,791, entitled "Mass Data Storage Library." We received notice of the complaint only recently, and consequently we are at an early stage in our investigation of this matter and we cannot assess the merit or potential materiality of the complaint at this time. However, we intend to defend the action vigorously.

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

        The market for storage area network and related products is in its early states of development and continues to evolve. Because this market is relatively new, it is difficult to predict its potential size or future growth rate. Potential end-user customers who have invested substantial resources in their existing data storage and management systems may be reluctant or slow to adopt a new approach, like SANs. Our success in generating net revenue in this developing market will therefore depend on, among other things, our ability to:

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

        In addition, the market for products that connect geographically disbursed SANs through gateways to the internet has only recently begun to develop and continues to evolve.

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

        We are in the process of implementing the final phase of a multi-phased "outsourcing-focused" manufacturing model that we anticipate with be completed at the end of fiscal 2003. We rely on Sanmina SCI, Inc., or SSCI, and Solectron Corporation, together our contract manufacturers, to manufacture substantially all of our circuit boards and to perform extensive testing and assembly of our products. Our supply contract with SSCI is cancelable by either party without cause on advance notice. In May 2002, we outsourced to SSCI the integration of our Directors into cabinets. In mid-2002, we contracted with Solectron to be our contract manufacturer for our Sphereon™ 4500 24-port switch product. Solectron is also the contract manufacturer for our recently announced Sphereon™ 4300 12-port switch. Our contract manufacturers are not obligated to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order. In addition, our contract manufacturers do not guarantee that adequate capacity will be available to us within the time required to meet additional demand for our products. We generally place forecasts for circuit boards with our contract manufacturers approximately four to five months prior to the anticipated delivery date, with order volumes based on forecasts of demand for our products. We generally place purchase orders sixty calendar days in advance of delivery. If we fail to forecast demand for our products accurately, we may be unable to obtain adequate manufacturing capacity from our contract manufacturers to meet our customers' delivery requirements or unexpected increases in customer purchase orders. As a result, we may not be able to benefit from this incremental demand and could lose customers. If we over-estimate demand for our product, we may accumulate excess inventories and obligations to our contract manufacturers under binding purchase orders in excess of our needs. At July 31, 2003, our commitment with our contract manufacturers for purchases and anticipated transformation costs over the next sixty days totaled approximately $39 million.

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

        Several purported securities class action lawsuits have been filed against us. In particular, McDATA, our Chairman, one current officers and one former officer were named as defendants in purported securities class-action lawsuits filed in the United States District Court, Southern District of New York. The first of these lawsuits, filed on July 20, 2001, is captioned Gutner v. McDATA Corporation, Credit Suisse First Boston, Merrill Lynch, Pierce Fenner & Smith Incorporated, Bear, Stearns & Co., Inc., FleetBoston Robertson Stephens et al., No. 01 CIV. 6627. Three other similar suits have been filed against us. The complaints are substantially identical to over 300 other complaints filed against other companies that went public over the last several years. These lawsuits generally allege, among other things, that the registration statements and prospectus filed with the SEC by such companies were materially false and misleading because they failed to disclose (a) that certain underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of shares in connection with the initial public offerings and (b) that certain of the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate initial public offering shares in exchange for which the customers agreed to purchase additional company shares in the aftermarket at pre-determined prices. The complaints relating to us allege claims against us, our Chairman, one of our current officers, one of our former officers and Credit Suisse First Boston, or CSFB, the lead underwriter for our August 9, 2000 initial public offering, under Sections 11 and 15 of the Securities Act of 1933, as amended, or the Securities Act. Although we believe that all of the lawsuits are without legal merit and intend to defend them vigorously, we cannot assure you we will prevail.

        In September 2002, plaintiffs' counsel in the above-mentioned lawsuits offered to individual defendants of many of the public companies being sued the opportunity to enter into a Reservation of Rights and Tolling Agreement that would dismiss without prejudice and without costs all claims against such persons if the company itself had entity coverage insurance. This agreement was signed by Mr. John F. McDonnell, our Chairman, Mrs. Dee J. Perry, our former chief financial officer, and Mr. Thomas O. McGimpsey, our Vice President and General Counsel, and the plaintiffs' executive committee. Under the Reservation of Rights and Tolling Agreement the plaintiffs have dismissed the claims against such individuals.

        On February 19, 2003, the court in the above-mentioned lawsuits entered a ruling on the pending motions to dismiss that dismissed some, but not all, of the plaintiff's claims against us These lawsuits have been consolidated as part of In Re Initial Public Offering Securities Litigation (SDNY). We have considered and agreed to enter into a proposed settlement offer with representatives of the plaintiffs in the consolidated proceeding, and believe that any liability on behalf of the Company that may accrue under that settlement offer would be covered by our insurance policies. Until that settlement is fully effective, we intend to defend against the amended complaint vigorously.

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

  •
  the timing of the introduction or enhancement of products by us, our significant OEM or reseller customers or our competitors (e.g., transition to higher speed, higher port density and multi-protocol products);

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

        We may not be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future. In addition, technology acquisitions of start-up companies could result in one-time charges related to acquisition costs, severance costs, employee retention costs and in-process research and development. On August 25, 2003, we announced our intent to acquire Nishan Systems, Inc. and Sanera Systems, Inc.

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

        In October 1997, in connection with the reorganization of our business, we entered into certain agreements with EMC relating to our business relationship with EMC. In addition, we have entered into agreements with EMC relating to our relationship with EMC after the completion of our initial public offering in August 2000 and the distribution by EMC of our Class A common stock in February 2001. We have also entered into an OEM Purchase and License Agreement with EMC that governs EMC's purchases of our products and grants EMC rights to use, support and distribute software for use in connection with these products. The agreement does not provide for the purchase of a guaranteed minimum amount of product. These agreements were negotiated and made in the context of our prior parent-subsidiary relationship. As a result, some of these agreements may have terms and conditions, in the case of the OEM agreement, including the terms of pricing, that are less beneficial to us than agreements negotiated with unaffiliated third parties. Sales and services revenue pursuant to these agreements represented approximately 61% of our revenue for the three months ended July 31, 2003. In addition, in some instances, our ability to terminate these agreements is limited, which may prevent us from being able to negotiate more favorable terms with EMC or from entering into similar agreements with third parties.

Provisions of our agreements with EMC relating to our relationship with EMC after the distribution by EMC of our Class A common stock to EMC's stockholders may prevent a change in control of our company.

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

        Our convertible subordinated debt is subject to a fixed interest rate and the Notes are based on a fixed conversion ratio into Class A common stock. In July 2003, the Company entered into an interest-rate swap agreement with a notional amount of $155.25 million that has the economic effect of modifying the fixed interest obligations associated with the Notes so that the interest payable on the majority of the Notes effectively becomes variable based on the six month London Interbank Offered Rate (LIBOR) minus 152 basis points. If interest rates on this variable rate debt were to increase or decrease by 100 basis points, our annual interest expense would increase or decrease by approximately $1.6 million. This increased or decreased interest expense would be partially offset by the effects of these interest rate changes on our cash and investment portfolio. The Notes are not listed on any securities exchange or included in any automated quotation system; however, the notes are eligible for trading on the PortalSM Market. On September 2, 2003, the approximate bid price of our Notes was $124 and the approximate ask price of our Notes was $124.50, resulting in an aggregate fair value of between $213.9 million and $214.8million. Our Class A common stock is quoted on the Nasdaq National Market under the symbol, "MCDTA." On September 5, 2003, the last reported sale price of our Class A common stock on the Nasdaq National Market was $10.40 per share.

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

        In July 2003, we entered into an interest-rate swap agreement with JPMorgan Chase Bank (JPMorgan). Subject to the movement in interest rates, we could be exposed to credit risk arising out of net interest payments due to us from JPMorgan. Based on our review of the possible movement in interest rates and the credit strength of JPMorgan, we have concluded that we do not have a material exposure to credit risk as a result of this interest-rate swap.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

        The Company's CEO and CFO have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended.

Internal Controls over Financial Reporting

        There have not been any changes in the Company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

        From time to time, we become involved in various lawsuits and legal proceedings that arise in the normal course of business. Litigation is subject to inherent uncertainties and an adverse result in a matter that may arise from time to time may harm our business, financial condition or results of operations. In the opinion of management and except as set forth herein, the ultimate disposition of any of the claims described herein will not have a material adverse effect on our consolidated results of operations, financial position or cash flow. Please see Note 11 of the Condensed Consolidated Financial Statements for a description of litigation matters.

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

ITEM 3. Defaults Upon Senior Securities

        None

ITEM 4. Submission of Matters to A Vote of Security Holders

        None during the second quarter ended July 31, 2003.

ITEM 5. Other Information

        On August 25, 2003, we announced definitive agreements to acquire all the outstanding shares of Nishan Systems, Inc. and Sanera Systems, Inc. for approximately $185 million, net of cash and debt of the two companies. We will also provide approximately 1.5 to 1.7 million shares of Class B common stock and approximately $8 million in cash to fund employee retention programs over the next two years for employees added as a result of these acquisitions. Separately, we announced that we entered into an equity investment agreement with Aarohi Communications to acquire approximately 15% stock ownership for $6 million and obtained a seat on the board of directors of the company. In addition to the equity investment, we signed a supply agreement with Aarohi to purchase intelligent switch technology for our products. There are numerous closing conditions before these two acquisitions can be completed, including, but not limited to, a shareholder vote, obtaining third party consents to the acquisition, acceptance of employment of a high percentage of employees, representations continuing to be materially accurate, and regulatory approval with regard to the Sanera acquisition. As with any technology acquisition, one-time charges related to acquisition costs, severance costs, employee retention costs, facilities, and in-process research and development, if any, could be incurred affecting future reported financial results.

ITEM 6. Exhibits and Reports on Form 8-K

(a)

(a) Exhibits filed for the Company through the filing of this Form 10-Q.

(3.1)	Amended and Restated Certificate of Incorporation of the Company.
(3.2)	Amended and Restated By-laws of the Company.
(4.1)	Form of Company's Class B Common Stock Certificates.
(4.1.1)	Form of Company's Class A Common Stock Certificates.
(4.2)	Investors' Rights Agreement dated as of October 1, 1997 by and among the Company, EMC Corporation, McDATA Holdings Corporation and Certain Investors.
(4.3)	Amendment No. 1 to the Investors' Rights Agreement dated May 23, 2000 by and among the Company, McDATA Holdings Corporation and certain Investors.
(4.4)	Rights Agreement dated as of May 18, 2001, by and between the Company and the Bank of New York, as rights agent (Filed on Form 8-K dated May 21, 2001).
(4.5)	Form of Indenture dated as of February 7, 2003 by and between the Company and Wells Fargo Bank Minnesota, National Association (Filed on Form 8-K dated February 14, 2003).
(4.6)	Form of Registration Rights Agreement dated as of February 7, 2003 by and among the Company and the parties thereto (Filed on Form 8-K dated February 14, 2003).
(10.1)	Asset Transfer Agreement dated as of October 1, 1997 by and among the Company, EMC Corporation, and McDATA Holdings Corporation.
(10.2)	Investors' Rights Agreement dated as of October 1, 1997 by and among the Company, EMC Corporation, McDATA Holdings Corporation and certain Investors (see Exhibit 4.2).
(10.3)	Amendment No. 1 to the Investors' Rights Agreement dated May 23, 2000 by and among the Company, McDATA Holdings Corporation and certain Investors (see Exhibit 4.3).
(10.3.1)
Termination of Investors' Rights Agreement, dated as of January 24, 2001, by and among the Company, McDATA Holdings Corporation and Certain Investors (Filed on Form 10-K for the fiscal year ended 2000).
(10.4)	Services Agreement dated as of October 1, 1997 by and among EMC Corporation, McDATA Holdings Corporation and the Company.
(10.5)	Letter Agreement dated April 19, 1999 by and between the Company and McDATA Holdings Corporation.

(10.6)	Technology Rights Agreement dated as of October 1, 1997 by and among the Company, EMC Corporation and McDATA Holdings Corporation.
(10.7)	Amended and Restated Tax Sharing Agreement dated as of May 31, 2000 by and among EMC Corporation, McDATA Holdings Corporation and the Company.
(10.8)	Form of Master Transaction Agreement entered into by and among the Company and EMC Corporation dated May 31, 2000.
(10.9)	Form of Indemnification and Insurance Matters Agreement entered into by and among the Company and EMC Corporation dated May 31, 2000.
(10.10)	Master Confidential Disclosure and License Agreement dated as of May 31, 2000 by and among the Company and EMC Corporation.
(10.11)+	Reseller Agreement dated as of February 22, 2000 by and between International Business Machines Corporation and the Company.
(10.12)	Amendment Number One to the Resale Agreement dated September 30, 2000 by and between International Business Machines Corporation and the Company.
(10.13)+	OEM Purchase and License Agreement dated as of May 19, 2000 by and between EMC Corporation and the Company.
(10.13.1)+	Amendment to OEM Purchase and License Agreement dated as of September 21, 2001, by and between EMC Corporation and the Company.
(10.14)+	Development Agreement dated as of May 19, 2000 by and between EMC Corporation and the Company.
(10.15)+	Manufacturing Agreement dated as of September 17, 1992 by and between SCI Systems, Inc. and the Company.
(10.15.1)+	Manufacturing and Purchasing Agreement dated as of December 14, 2001 by and between SCI Systems, Inc. and the Company (Filed on Form 8-K dated February 25, 2002).
(10.15.2)+	Manufacturing and Purchase Agreement effective as of March 1, 2003 by and between Sanmina-SCI Corporation and the Company (Filed on Form 10-K for the year ended December 31, 2002).
(10.16)+	OEM and License Agreement dated as of April 27, 1999 by and between Brocade Communication Systems, Inc. and the Company.
(10.17)	Lease dated September 12, 1997 by and between the Company and WHLNF Real Estate Limited Partnership.
(10.18)	Lease dated November 2, 1999 by and between the Company and the Mills Family LLC.
(10.19)	Lease dated May 28, 1997 by and between the Company and 1211486 Ontario Limited.

(10.19.1)	Lease dated October 6, 2000, by and between the Company and Amber Drive I, LLC (Filed on Form 10-Q for the fiscal quarter ended September 30, 2000).
(10.19.2)	Lease dated February 9, 2001 by and between the Company and Deutsche Bank (Filed on Form 10-K for the fiscal year ended 2000).
(10.19.3)	Participation Agreement dated February 9, 2001 by and between the Company and Deutsche Bank (Filed on Form 10-K for the fiscal year ended 2000).
(10.19.4)	Second Amendment to Participation Agreement dated November 9, 2001 by and between the Company and Deutsche Bank (Filed on Form 10-Q for the fiscal quarter ended September 30, 2001).
(10.19.5)	Third Amendment to Participation Agreement dated January 24, 2002 by and between the Company and Deutsche Bank (Filed on Form 8-K dated February 25, 2002).
(10.20)*	Form of Severance Agreement.
(10.21)*	1997 Stock Option Plan.
(10.21.1)*	2001 McDATA Equity Incentive Plan (Filed on Form 10-Q for the fiscal quarter ended September 30, 2001).
(10.21.2)*	Employee Stock Purchase Plan (Filed on Schedule 14A Proxy Statement filed June 10, 2002).
(10.22)*	Form of Stock Option Agreement for 1997 Stock Option Plan.
(10.23)*	Description of the Company's Management Bonus Program.
(10.24)
Asset Purchase Agreement dated August 3, 2001 by and among the Company, SANavigator, Inc., Western Digital Corporation and Connex Inc. (Filed on Form 10-Q for the fiscal quarter ended September 30, 2001).
(10.25)*	Performance Incentive Bonus Plan (Filed on Form 10-K for the year ended December 31, 2002).
(10.25.1)	Agreement and Plan of Merger dated August 25, 2003 by and among the Company, Nice Acquisition, Inc. and Nishan Systems, Inc. (filed on Form 8-K dated August 25, 2003 as Exhibit 99.4).
(10.25.2)	Agreement and Plan of Merger dated August 25, 2003 by and among the Company, Whitney Acquisition, Inc. and Sanera Systems, Inc. (filed on Form 8-K dated August 25, 2003 as Exhibit 99.5).
(10.26)*	Executive Performance Incentive Bonus Plan (Filed on Form 10-K for the year ended December 31, 2002).
(10.27)*	Chairman of the Board of Directors Performance Incentive Bonus Plan (Filed on Form 10-K for the year ended December 31, 2002).
31.1	CEO Certification required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2	CFO Certification required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer

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

(b)

(b) Reports on Form 8-K

        The Company filed the following reports on Form 8-K through the filing of this Form 10-Q. Information regarding the items reported on is as follows:

Date	Item Reported On
May 6, 2003	Item 7 and 9. We filed a press release announcing preliminary first quarter 2003 results.
May 29, 2003	Items 7 and 9. We filed a press release to announce first quarter 2003 results.
June 13, 2003
Item 5. We announced the Annual Meeting of Stockholders on August 27, 2003 at Noon (Mountain Time) at the Omni Interlocken Resort located at 500 Interlocken Boulevard, Broomfield, Colorado. Also, we disclosed the filings of 10b5-1 Stock Selling Plan for Ernest Sampias, our Senior Vice President of Finance and Chief Financial Officer.
August 25, 2003	Item 5, 7 and 9. We filed press releases announcing second quarter 2003 results, the Nishan Systems, Inc. and Sanera Systems, Inc. acquisitions and an investment in Aarohi Communications.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McDATA CORPORATION
By:	/s/ ERNEST J. SAMPIAS Ernest J. Sampias Senior Vice President of Finance and Chief Financial Officer

September 8, 2003