Form 10-Q
period 2003-10-31
MCDATA CORP
filed 2003-12-12
CIK 731502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2003

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

At December 8, 2003, 81,000,000 shares of the registrant’s Class A Common Stock were outstanding and 35,961,923 shares of the registrant’s Class B Common Stock were outstanding.

McDATA CORPORATION

FORM 10-Q

QUARTER ENDED OCTOBER 31, 2003

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

•	changes in our relationship with EMC Corporation, or EMC, and International Business Machines Corporation, or IBM, Hitachi Data Systems, or HDS, and the level of their orders;

•	our ability to successfully increase sales of McDATA’s Multi-protocol network switches and management software, including SANavigator®;

•	the impact of a highly competitive market that is expected to lead to longer sales cycles and continued pricing pressures;

•	additional manufacturing and component costs and production delays that we may experience as we continue the transition to new products;

•	a loss of any of our key customers (and our OEMs’ key customers), distributors, resellers or our manufacturers;

•	our ability to expand our product offerings and any transition to new products (including higher port density products and Multi-protocol and intelligent products);

•	any change in business conditions, our business and sales strategy or product development plans, and our ability to attract and retain highly skilled individuals;

•	competition in the Multi-protocol (Fibre Channel and IP) network market (including competitive pricing pressures and product give-aways) by our competitors, including but not limited to, Brocade Communication Systems, Inc., or Brocade, QLogic Corp, or QLogic., Computer Network Technology Corporation, or CNT, Cisco Systems, Inc., or Cisco, and other IP and Multi-protocol switch suppliers;

•	delays and changes in the development of new products and new technology and component quality and availability;

•	any industry or technology changes that cause obsolescence of our products or components of those products;

•	one-time events and other important risks and factors disclosed previously and from time to time in our filings with the U.S. Securities and Exchange Commission, or SEC, including the risk factors discussed in this Quarterly Report; and

•	the impact of any acquisitions by us of businesses, products, or technologies.

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

PART I – FINANCIAL INFORMATION

McDATA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	October 31, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,520	$72,411
Short-term investments	155,980	157,260
Accounts receivable, net of allowance for bad debts of $1,484 and $1,265, respectively	59,537	73,867
Inventories, net	11,000	8,097
Current portion of deferred tax asset	—	33,325
Prepaid expenses and other current assets	7,256	4,699

Total current assets	273,293	349,659

Property and equipment, net	101,094	99,927
Long-term investments	116,425	73,099
Restricted cash	5,130	—
Goodwill	79,143	11,780
Intangible assets, net	126,835	7,887
Other assets, net	20,653	12,839

Total assets	$722,573	$555,191

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,392	$16,530
Accrued liabilities	50,963	40,561
Current portion of deferred revenue	17,112	7,337
Current portion of notes payable	1,964	—
Current portion of obligations under capital leases	1,333	1,604

Total current liabilities	89,764	66,032

Deferred tax liability	10,530	—
Notes payable, less current portion	632	—
Obligations under capital leases, less current portion	1,239	1,540
Deferred revenue, less current portion	17,301	13,114
Interest rate swap	1,133	—
Convertible subordinated debt	171,367	—

Total liabilities	291,966	80,686

Commitments and Contingencies (Note 13)

Stockholders’ Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, Class A, $0.01 par value, 250,000,000 shares authorized, 81,000,000 shares issued and outstanding	810	810
Common stock, Class B, $0.01 par value, 200,000,000 shares authorized, 35,999,993 and 32,962,212 shares issued and outstanding	360	330
Additional paid-in-capital	477,995	474,609
Deferred compensation	(14,696)	(6,812)
Accumulated other comprehensive income	407	773
Retained earnings (deficit)	(34,269)	4,795

Total stockholders’ equity	430,607	474,505

Total liabilities and stockholders’ equity	$722,573	$555,191

The accompanying notes are an integral part of these consolidated financial statements.

McDATA CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine months ended
	October 31, 2003	September 30, 2002	October 31, 2003	September 30, 2002
Revenue	$94,659	$80,941	$304,852	$222,738
Cost of revenue	40,012	38,361	128,307	131,176

Gross profit	54,647	42,580	176,545	91,562

Operating expenses:
Research and development	23,571	15,631	60,546	43,475
Selling and marketing	23,531	17,798	70,452	54,466
General and administrative	10,660	6,960	25,330	22,260
Acquired in-process research & development	11,410	—	11,410	—
Amortization of deferred compensation (excludes amortization of deferred compensation included in cost of revenue of $285, $137, $555 and $455, respectively)	5,719	2,217	8,620	6,501

Operating expenses	74,891	42,606	176,358	126,702

Income (loss) from operations	(20,244)	(26)	187	(35,140)

Interest and other income	1,860	1,851	5,508	5,859
Interest expense	(221)	(89)	(2,497)	(220)

Income (loss) before income taxes	(18,605)	1,736	3,198	(29,501)
Income tax expense (benefit)	30,852	(607)	38,210	(10,915)

Income (loss) before equity in net loss of affiliated company	(49,457)	2,343	(35,012)	(18,586)
Equity in net loss of affiliated company	(591)	—	(591)	—

Net income (loss)	$(50,048)	$2,343	$(35,603)	$(18,586)

Basic net income (loss) per share	$(0.44)	$0.02	$(0.31)	$(0.16)

Shares used in computing basic net income (loss) per share	114,955	113,280	114,627	113,026

Diluted net income (loss) per share	$(0.44)	$0.02	$(0.31)	$(0.16)

Shares used in computing diluted net income (loss) per share	114,955	116,295	114,627	113,026

The accompanying notes are an integral part of these consolidated financial statements.

McDATA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended
	October 31, 2003	September 30, 2002
Cash flows from operating activities:
Net loss	$(35,603)	$(18,586)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	28,310	17,828
Loss from write-off of collateralized lease costs	—	1,256
Loss on trade-in, sales and retirements of fixed assets	482	599
Net realized loss (gain) on investments	(191)	720
Inventory and inventory commitment provisions	2,077	14,722
Acquired in-process research and development	11,410	—
Equity in net loss of affiliated company	591	—
Bad debt provision	81	525
Deferred income taxes	38,811	(15,129)
Non-cash compensation expense	9,175	6,956
Tax benefit from stock options exercised	—	2,116
Changes in net assets and liabilities excluding amounts acquired:
Accounts receivable	(23,527)	(2,572)
Inventories	(5,518)	1,092
Prepaid expenses and other current assets	(1,172)	3,855
Other assets, net	(7,450)	(7,567)
Accounts payable	8,800	5,201
Accrued liabilities	8,876	975
Accrued income taxes	(1,707)	—
Deferred revenue	11,684	7,624

Net cash provided by operating activities	45,129	19,615

Cash flows from investing activities:
Purchases of property and equipment	(12,515)	(68,640)
Acquisitions	(171,174)	—
Equity investment	(6,000)	—
Proceeds from disposition of fixed assets	5	—
Payment of collateralized lease costs	—	(1,256)
Purchases of investments	(591,554)	(389,422)
Sales and maturities of investments	537,291	439,927

Net cash used by investing activities	(243,947)	(19,391)

Cash flows from financing activities:
Net proceeds for issuance of convertible subordinated debt	166,933	—
Net purchase of share option transactions	(20,510)	—
Restricted cash related to interest rate swap	(5,130)	—
Payment on notes payable	(14,528)
Payment of obligations under capital leases	(2,219)	(2,126)
Proceeds from the issuance of stock	5,624	1,876

Net cash provided (used) by financing activities	130,170	(250)

Net decrease in cash and cash equivalents	(68,648)	(26)
Cash and cash equivalents, beginning of period	108,168	69,285

Cash and cash equivalents, end of period	$39,520	$69,259

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Capital lease obligations incurred, net of trade-ins	$1,658	$4,634

Fixed assets exchanged for capital leases	$(1,364)	$(1,501)

Transfer of inventory to fixed assets	$1,478	$5,205

The accompanying notes are an integral part of these consolidated financial statements.

McDATA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

(unaudited)

Note 1 –Background and Basis of Presentation

McDATA Corporation (“McDATA” or “the Company”) provides Multi-Capable™ Storage Networking Solutions- integrating multiple platforms, networks, protocols and locations- that enables its partners and customers around the world to reduce their total cost of storage management today, and be ready to adapt to the real-time information demands of tomorrow. McDATA solutions are an integral part of data services infrastructures sold by most major storage and system vendors, including Dell, EMC, Hewlett-Packard, Hitachi Data Systems, IBM, StorageTek and Sun Microsystems.

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

The interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the entire fiscal year or future periods.

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. FIN 45 also requires additional disclosures about the guarantees an entity has issued, including an entity’s product warranty liabilities. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 has not had a material impact on the Company’s financial condition or results of operations. The disclosures for 2003 are included in Notes 5 and 13, below.

In November 2002, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for the purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 applies to all revenue arrangements that the Company enters into in fiscal periods beginning after June 15, 2003. The adoption of this statement is not currently anticipated to have a material impact on the Company’s financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure- an amendment to FAS 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. The statement also amends the disclosure provisions of that statement and requires disclosure of the pro forma effect in interim financial statements. The Company adopted SFAS No. 148 for the fiscal year ended December 31, 2002, and the adoption did not have a material impact on the Company’s financial condition or results of operations. The Company plans to continue to account for its stock-based compensation under the recognition and measurement principles of APB Opinion No. 25. Accordingly, the alternative methods of transition provided under SFAS No. 148 are not expected to impact the Company. The quarterly disclosure provision of SFAS No. 148 for 2003 is included in Note 9, below.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, and results of operations of a VIE need to be included in a company’s consolidated financial statements. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders in a VIE. The consolidated requirements of FIN 46 are effective immediately for all VIEs created after January 31, 2003. The consolidation requirements will apply to entities established on or prior to January 31, 2003 in the first fiscal year or interim period beginning after December 15, 2003. For VIEs created before February 1, 2003, the provisions of FIN 46 must be adopted at the beginning of the first interim or annual reporting period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after December 15, 2003. The adoption of this statement did not have a material impact on the Company’s financial condition or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a significant impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures, in its balance sheet, certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, certain financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a significant impact on the Company’s financial position or results of operations.

Note 2 – Change in Fiscal Year

On January 15, 2003, the Company changed its fiscal year to end on January 31, rather than December 31. References in this Form 10-Q to the third quarter and first nine months of 2003 represent the three and nine months ended October 31, 2003, respectively. References in this Form 10-Q to the third quarter and first nine months of 2002 represent the three and nine months ended September 30, 2002, respectively. The Company has not submitted financial information for the three and nine months ended October 31, 2002 in this Form 10-Q because the information is not practical or cost beneficial to prepare. The Company believes that the three and nine months ended September 30, 2002 provide a meaningful comparison to the third quarter and first nine months of 2003. There are no significant factors, seasonal or otherwise, that would impact the comparability of information or trends, if results for the three and nine months ended October 31, 2002 were presented in lieu of results for the three and nine months ended September 30, 2002.

Note 3 – Acquisitions

Nishan Systems, Inc.

On September 19, 2003, the Company completed its acquisition of the stock of Nishan Systems, Inc. (Nishan), a provider of next generation native IP storage solutions that builds open storage networking products based on IP and Ethernet, the international networking standards. The Nishan transaction accelerates McDATA’s delivery of inter-networking capabilities that scale data center storage networks and extend storage network benefits across the enterprise. Nishan’s comprehensive family of IP storage switching products allows customers to leverage their fibre channel storage network infrastructure and their IP networks to consolidate storage infrastructures across the campus, the enterprise and geographies. These solutions allow for integrated disaster recovery architectures, and cost effective integration of low-end servers and applications into the storage network. These factors contributed to a purchase price in excess of fair value of the Nishan’s net tangible and intangible assets acquired. As a result, the Company has recorded goodwill in connection with this transaction. The condensed consolidated financial statements include the operating results of Nishan from the date of the acquisition.

The total purchase price of approximately $69.4 million consisted of $65.0 million in cash consideration and direct transaction costs paid of approximately $4.4 million. See also Note 13.

Based on estimates and assumptions of management, the preliminary allocation of the purchase price to the assets acquired and liabilities assumed was as follows:

Cash acquired	$668
Other tangible assets acquired	4,906
Amortizable intangible assets
Customer relationships	1,622
Developed technology	8,337
Customer backlog	454
Goodwill	67,363

Liabilities assumed	(5,935)
Debt assumed	(15,816)

In-process research and development	7,774

Total	$69,373

Amortizable Intangible Assets -

Amortizable intangible assets consist of customer-related intangible assets and developed technology with useful lives not exceeding six years.

Customer relationships represent existing contracts that relate primarily to customers such as Hitachi Data Systems, IBM, EMC, Tokyo Electron, Sun Microsystems, and Bell Microproducts. The Company is amortizing the fair value of these assets on a straight-line basis over an estimated useful life of approximately 3 years.

Developed technology, which consists of products that have reached technological feasibility, includes products which support iSCSI, iFCP and E_Port for trunking to both IP backbones and legacy Fibre Channel fabrics. The technology has a non-blocking architecture that supports Ethernet Layer 2 switching, IP Layer 3 switching, and Fibre Channel switching over extended distances at full gigabit wire speed. These products also support standard IP routing protocols such as OSPF and DVMRP and can be fully integrated into existing IP networks. The Company is amortizing the developed technology and related patents on a straight-line basis over an estimated useful life of approximately 5 years.

Goodwill-

A preliminary estimate of $67.4 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and will not be deductible for tax purposes. Goodwill will not be amortized and will be tested for impairment at least annually. The preliminary purchase price allocation for Nishan is subject to revision after a more detailed analysis is completed and additional information on the fair value of assets and liabilities becomes available. Any change in the fair value of the net assets of Nishan will change the amount of the purchase price allocable to goodwill.

In-process research & development (IPR&D) -

Of the total purchase price, $7.8 million was allocated to IPR&D and was expensed in the third quarter of fiscal 2003. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and for which no future alternative uses existed at the date of acquisition. Technological feasibility is defined as being equivalent to a final working prototype or detailed program design in which there is no remaining risk relating to the development. Three IPR&D projects were identified relating to Nishan’s multiple-protocol switches.

The value assigned to IPR&D was determined by evaluating the importance of each project to the overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting future revenues and net cash flows from the projects when completed and discounting the net cash flows to their present value. The revenue estimates used to value the purchased IPR&D were based on estimates of the relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by the Company and its competitors.

Overall, the IPR&D projects were estimated to be approximately 70% complete with estimated completion in the first half of 2004, at which time the Company is expected to begin generating economic benefits from the completed projects. In total, costs to complete the IPR&D are expected to be approximately $5.2 million. The rates utilized to discount the net cash flows to their present values were based on an industry weighted average cost of capital. The weighted average cost of capital was adjusted to reflect the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, the percentage-of-completion of each project, anticipated market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets. Based on these factors, discount rates that range from 21% - 23% were deemed appropriate for valuing the IPR&D. The estimates used in valuing IPR&D were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. As a result, actual results may differ from such estimates.

The nature of the efforts to develop the acquired technologies into commercially viable products consists principally of designing and testing activities, including qualification. Failure to bring these products to market in a timely manner could result in a loss of market share or a lost opportunity to capitalize on emerging markets and could have a material adverse impact on our business and operating results.

Sanera Systems, Inc.

On September 30, 2003, the Company completed its acquisition of the stock of Sanera Systems, Inc. (Sanera), a producer of next generation intelligent switching platform technologies. The company was formed in order to bring to market Multi-protocol, high performance, highly scaleable switches delivering storage services over the network infrastructure. The acquisition of Sanera, when combined with McDATA technologies, extends its multi-capable storage-networking platform and accelerates its vision of delivering a real-time storage services infrastructure. The technology acquired from Sanera will help McDATA extend its reach at the core, and integrated with McDATA’s products and technology, will create a product that allows enterprises to securely consolidate SAN islands and integrate intelligent storage utility services on one platform, significantly lowering storage networking costs and simplifying SAN management. These factors contributed to a purchase price in excess of the fair value of the Sanera net tangible and intangible assets acquired. The condensed consolidated financial statements include the operating results of Sanera from the date of the acquisition.

The total estimated purchase price of approximately $113.3 million consisted of $110.2 million in cash consideration and direct transaction costs paid of approximately $3.1 million.

As of the acquisition date, Sanera was a development stage company with no recognized revenue and no established customer base. Sanera had substantially completed all the planning, designing, coding and testing activities necessary to establish that the technology underlying the developed products could be utilized to meet the design specifications intended. The Company currently believes that revenues related to this product will commence during fiscal year 2004. Based upon these factors, the Company concluded that, for accounting purposes, it was not purchasing a business with an existing revenue stream, but rather a group of assets related to a developed technology that the Company believes will ultimately be developed into a scalable product.

The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. The excess of purchase price over the fair value of net assets received was allocated to the acquired non-monetary assets on a pro-rata basis.

The following table summarizes the allocation of purchase price for the acquisition of Sanera:

	Fair Value of Assets and Liabilities	Allocation of Excess Purchase Price	Allocated Fair Value of Assets and Liabilities
Cash	$10,547	—	$10,547
Other tangible assets	4,492	—	4,492
Amortizable intangible assets:
Developed technology	43,785	54,035	97,820
Custom ASICs	4,313	5,323	9,636
Customer Relationships	1,399	—	1,399
Patents pending	434	535	969
Assembled workforce	1,104	1,362	2,466

Liabilities assumed	(3,498)	—	(3,498)

Deferred tax liabilities	(10,530)	—	(10,530)

Excess purchase price	61,255	(61,255)	—

Total purchase price	$113,301	—	$113,301

Pro Forma Results

The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisitions of Nishan and Sanera occurred at the beginning of each period presented as required by SFAS 141, Business Combinations:

	Three Months Ended		Nine Months Ended
	October 31, 2003	September 30, 2002	October 31, 2003	September 30, 2002
Revenues	$96,561	$82,350	$312,951	$226,496
Net loss	$(66,102)	$(37,216)	$(91,243)	$(94,119)
Basic net loss per share	$(0.57)	$(0.33)	$(0.79)	$(0.83)
Diluted net loss per share	$(0.57)	$(0.33)	$(0.79)	$(0.83)

Deferred Compensation

In connection with the acquisitions of Nishan and Sanera, the Company entered into retention bonus agreements upon employment of certain former Nishan and Sanera employees, whereby cash and restricted awards with fair values totaling $23.8 million were committed. These cash and stock awards are contingent upon continued employment and vest over a 12 to 24 month period. In addition, the vesting schedules of certain awards are contingent upon the achievement of engineering milestones for the continued development of new technologies. The stock awards have been recorded as deferred compensation and will be recognized ratably through the expiration date of the vesting periods. The cash bonuses are accrued over the vesting periods and are recorded as operating expenses according to the functional grouping of employees.

Note 4 – Equity Investment

On August 22, 2003, the Company purchased a 22% equity ownership in Aarohi Communications (Aarohi), a privately owned provider of next-generation intelligent storage networking technology. In exchange for an equity interest in Aarohi’s Series B-1 preferred stock and one seat on the board of directors, the Company paid $6 million in cash.

As of the investment date, the purchase price paid by McDATA is in excess of the Company’s underlying proportionate equity in Aarohi’s net assets. Aarohi is a development stage company with no recognized product revenue and a core ASIC technology that has not yet reached technical feasibility. Management of Aarohi currently believes that revenues related to this technology will commence during fiscal year 2004. The Company has concluded that the approximately $3.6 million difference between the purchase price of the investment and the underlying share of equity in the net assets of Aarohi represents in-process research and development and, as such, has expensed this excess purchase price in the quarter ended October 31, 2003.

In addition to the equity investment, the Company has entered into a non-exclusive supply arrangement with Aarohi to purchase their ASIC chip for inclusion in the Company’s new product launches when, and if, Aarohi’s product becomes generally available.

The Company has recorded its share of Aarohi’s loss of approximately $591,000 from the date of purchase through October 31, 2003. The remaining net equity investment of approximately $1.8 million is recorded as an other asset at October 31, 2003.

Note 5 – Balance Sheet Details

	October 31, 2003	December 31, 2002
Inventories:
Raw materials	$6,373	$8,070
Work-in-progress	810	1,123
Finished goods	9,459	6,316

Total inventories at cost	16,642	15,509
Less reserves	(5,642)	(7,412)

Total inventories, net	$11,000	$8,097

As a result of an outsourcing initiative completed in 2003, the Company has moved all of the inventory manufacture and configuration to certain contract manufacturers, thereby, reducing the level of raw material and work-in-process inventory on its balance sheet (See Note 13). Finished goods inventory has grown, however, reflecting an increase in Company-owned distribution center and OEM hub inventory levels. In addition, net inventory increased $1.3 million with the acquisition of Nishan.

	October 31, 2003	December 31, 2002
Accrued Liabilities:
Wages and employee benefits	$17,931	$16,643
Purchase commitments and other supply obligations (2)	7,812	12,022
Warranty reserves (1)	4,194	3,461
Income tax payable	1,137	2,782
Taxes, other than income tax	2,379	1,050
Interest payable	803	—
Customer obligations	6,617	349
ESCON agency funds	8,365	2,366
Other accrued liabilities	1,725	1,888

	$50,963	$40,561

(1)	The Company establishes a warranty liability for the estimated cost of warranty-related claims at the time revenue is recognized. Activity in the warranty reserves was as follows for the three and nine months ended October 31, 2003 and September 30, 2002:

	Three Months Ended		Nine Months Ended
	October 31, 2003	September 30, 2002	October 31, 2003	September 30, 2002
Balance at beginning of period	$3,897	$2,390	$3,485	$2,174
Warranty expense	181	558	844	1,119
Warranty claims	(111)	(77)	(362)	(422)
Acquired warranty liability	227	—	227	—

Balance at end of period	$4,194	$2,871	$4,194	$2,871

(2)	During the nine months ended October 31, 2003, the Company released recorded obligations of approximately $1.3 million relating to the expiration of certain customer sales obligations.

Note 6 - Investments

The following tables summarize the Company’s investments in short and long-term securities:

	Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Values
October 31, 2003
U.S. Government obligations	$155,281	$564	$222	$155,623
State and local government obligations	36,867	33	—	36,900
Corporate obligations	42,029	140	33	42,136
U.S. Treasury put options	170	14	—	184
Marketable equity securities	27,534	14	63	27,485
Fixed income mutual fund	10,152	—	75	10,077

	$272,033	$765	$393	$272,405

Reported as:
Short-term investments				$155,980
Long-term investments				116,425

				$272,405

December 31, 2002
U.S. Government obligations	$87,570	$1,026	$—	$88,596
State and local government obligations	89,614	118	—	89,732
Corporate obligations	18,954	127	—	19,081
Marketable equity securities	32,956	—	6	32,950

	$229,094	$1,271	$6	$230,359

Reported as:
Short-term investments				$157,260
Long-term investments				73,099

				$230,359

As of October 31, 2003 and December 31, 2002, net unrealized holding gains of $407,000 and $1.3 million, respectively, were included in accumulated other comprehensive income in the accompanying condensed consolidated balance sheets. As of October 31, 2003, approximately $14,000 and $35,000 of unrealized gains and losses, respectively, related to hedged securities were included in investment income for the three and nine months ended respectively. These unrealized gains represent the net ineffectiveness of a fair-value hedge comprised of certain marketable equity securities and put options on U.S. Treasury futures. At October 31, 2003, the Company held approximately $184,000 of purchase put options for U.S. Treasury futures. These investments were purchased to effectively hedge the interest rate risk related to a portfolio of preferred equity securities, included in marketable equity securities above, with a market value of approximately $10.0 million at October 31, 2003.

The following table summarizes the maturities of the Company’s investments in debt securities as of October 31, 2003. Certain instruments, although possessing a contractual maturity greater than a year, are classified as short-term investments based on methods of trade and availability for current operations.

	Cost	Fair Value
Less than one year	$71,948	$72,558
Greater than one year through five years	106,129	106,000
Greater than five years through ten years	1,950	1,950
Greater than ten years	54,150	54,151

	$234,177	$234,659

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

Concurrent with the issuance of the Notes, the Company entered into share option transactions using approximately $20.5 million of net proceeds. As part of these share option transactions, the Company purchased options that cover approximately 16.1 million shares of Class A common stock, at a strike price of $10.71. The Company also sold options that cover approximately 16.9 million shares of Class A common stock, at a strike price of $15.08. The net cost of the share option transactions was recorded against additional paid in capital. These share option transactions are intended to give the Company the ability to significantly mitigate dilution as a result of the Notes being converted to common shares up to the $15.08 price per common share and mitigate dilution if the share price exceeds $15.08 at that time. Should there be an early unwind of either of the share option transactions, the amount of cash or net shares potentially received or paid by the Company will be dependent on then existing overall market conditions, the stock price, the volatility of the stock, and the amount of time remaining until expiration of the options.

In July 2003, the Company entered into an interest-rate swap agreement with a notional amount of $155.3 million that has the economic effect of modifying that dollar portion of the fixed interest obligations associated with the Notes so that the interest payable effectively becomes variable based on the six month London Interbank Offered Rate (LIBOR) minus 152 basis points. The reset dates of the swap are February 15 and August 15 of each year until maturity on February 15, 2010. The initial six-month LIBOR setting for the swap is 1.1283%, creating a rate of approximately minus 0.39%, which is effective until February 15, 2004. The swap was designated as a fair value hedge, and as such, the gain or loss on the swap, as well as the fully offsetting gain or loss on the Notes attributable to the hedged risk, were recognized in earnings. At October 31, 2003, the fair value of the interest rate swap had decreased from inception by $1.1 million at October 31, 2003 and is included in other long-term liabilities. Corresponding to this change, the carrying value of the Notes has decreased by $1.1 million. As part of the agreement, the Company is also required to post collateral based on changes in the fair value of the interest rate swap. This collateral, in the form of restricted cash, was $5.1 million at October 31, 2003.

Note 8 – Net Income (Loss) per Share

Basic net income (loss) per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share is based on the weighted-average number of shares outstanding during each period and the assumed exercise of dilutive stock options less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company’s common stock for each of the periods presented. No dilutive effect has been included for the convertible subordinated debt issued February 7, 2003 (see Note 7) because the Company currently has the ability and intent to settle the conversion in cash. Additionally, no dilutive effect has been included for the share options sold in relation to the convertible subordinate debt because the exercise price was higher than the average stock price for the period.

Calculation of net income (loss) per share:

	Three Months Ended		Nine Months Ended
	October 31, 2003	September 30, 2002	October 31, 2003	September 30, 2002
Net income (loss)	$(50,048)	$2,343	$(35,603)	$(18,586)

Weighted average shares of common stock outstanding used in computing basic net income (loss) per share	114,955	113,280	114,627	113,026
Effect of dilutive stock options	—	3,015	—	—

Weighted average shares of common stock used in computing diluted net income (loss) per share	114,955	116,295	114,627	113,026

Basic net income (loss) per share	$(0.44)	$0.02	$(0.31)	$(0.16)

Diluted net income (loss) per share	$(0.44)	$0.02	$(0.31)	$(0.16)

Options not included in diluted share base because of the exercise prices	5,379	6,107	6,324	3,837

Options and restricted stock not included in diluted share base because of the net loss	10,233	—	9,288	7,538

Note 9 – Stock-Based Compensation

The Company maintains a stock option and restricted stock plan known as the 2001 McDATA Equity Incentive Plan (the Plan) which provides for the grant of Class B stock options, restricted stock and other stock based awards to directors, officers, other employees, and consultants as determined by the compensation committee of the Board of Directors. A maximum of 30,000,000 shares of common stock were issuable under the terms of the Plan as of October 31, 2003, of which no more than 2,400,000 shares may be issued as restricted stock or other stock based awards. On August 27, 2003, the Company’s stockholders approved the addition of 6,000,000 shares to the Plan (included in the maximum amount noted above).

In August 2003 and in connection with our acquisitions of Nishan and Sanera, the Company adopted the 2003 McDATA Acquisition Equity Incentive Plan (the Acquisition Plan). This plan is a limited purpose plan to allow for the issuance of inducement grants of restricted and unrestricted Class B common stock to new employees in connection with a merger or acquisition of a company or business by McDATA. Stock awards may only be granted to new employees resulting from a merger or acquisition by the Company. A maximum of 3,000,000 shares of common stock are issuable under the terms of this Acquisition Plan. Approximately 1,300,000 restricted stock shares were issued under this Acquisition Plan in connection with the acquisitions discussed in Note 3.

As of October 31, 2003, there were approximately 7.8 million shares of common stock available for future grants under these plans.

The Company accounts for these plans according to Accounting Principles Board Opinion No. 25, Accounting for Stock Issues to Employees (APB 25), and related interpretations and has adopted the disclosure-only alternative of SFAS No. 123 as amended by SFAS No. 148. Any deferred stock compensation calculated pursuant to APB 25 is amortized ratably over the vesting period of the individual award, generally one to four years. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Three Months Ended,		Nine months ended,
	October 31, 2003	September 30, 2002	October 31, 2003	September 30, 2002
Net income (loss), as reported	$(50,048)	$2,343	$(35,603)	$(18,586)
Add: Total stock-based employee compensation expense included in net income as determined under the intrinsic value method, net of related tax effects	6,004	1,530	9,175	4,382
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(11,562)	(5,916)	(25,785)	(15,294)

Pro forma net loss	$(55,606)	$(2,043)	$(52,213)	$(29,498)

Loss per share:
Basic-as reported	$(0.44)	$0.02	$(0.31)	$(0.16)

Basic-pro forma	$(0.48)	$(0.02)	$(0.46)	$(0.26)

Diluted-as reported	$(0.44)	$0.02	$(0.31)	$(0.16)

Diluted-pro forma	$(0.48)	$(0.02)	$(0.46)	$(0.26)

Note 10 – Comprehensive Income (Loss)

Comprehensive income (loss) consisted of the following:

	Three Months Ended		Nine months ended
	October 31, 2003	September 30, 2002	October 31, 2003	September 30, 2002
Net income (loss)	$(50,048)	$2,343	$(35,603)	$(18,586)
Unrealized gain (loss) on investments, net of tax	139	81	(304)	141

Comprehensive income (loss)	$(49,909)	$2,424	$(35,907)	$(18,445)

Note 11 – Stockholders’ Equity

The Company’s Employee Stock Purchase Plan (ESPP), which was adopted in 2002, allows eligible employees to purchase shares of the Company’s Class B common stock, through accumulated payroll deductions, at 85% of the lesser of the fair market value of the Class B common stock at the beginning or end of the six-month purchase period. During the nine months ended October 31, 2003, employees purchased a total of approximately 521,000 shares of common stock for approximately $3.7 million.

In May 2003, the Company’s Board of Directors authorized a plan for the Company to repurchase up to $50 million of its common stock (Class A, Class B or a combination thereof). This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. At October 31, 2003, no shares have been repurchased under the plan.

Note 12 – Income Taxes

In the third quarter ended October 31, 2003, the Company recorded an income tax provision of $30.9 million which included a non-cash charge of $38.7 million related to recording of a valuation allowance against the deferred tax assets. In evaluating the ability to realize the benefits of the recorded deferred tax assets, management considers all available positive and negative evidence including past operating results, the existence of cumulative losses in the most recent fiscal years and forecasts of future taxable income. In determining future taxable income, management is responsible for assumptions utilized including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates used to manage the underlying businesses.

In performing the analysis of the realizability of the recorded deferred tax assets, the specific evidence considered by management included cumulative accounting losses over the past three years, tax net operating losses previously reported, net operating losses acquired, estimated future taxable income, ongoing prudent and feasible tax planning strategies, progress against the forecast of operating results, continuing market uncertainties and the impact of the loss in the third quarter ended October 31, 2003. Through this analysis, management assessed the likelihood that the net deferred tax assets will be recovered against future taxable income. After considering all of the evidence and applying the provisions of SFAS No. 109, “Accounting for Income Taxes” (SFAS 109), management concluded that a valuation allowance for the entire deferred tax asset was required.

A deferred tax liability of $10.5 million has been accrued for the different treatment between income tax and financial accounting for intangibles acquired in the Nishan and Sanera transactions. The reversal of this liability would not be offset by the items comprising the deferred tax asset.

Note 13 – Commitments and Contingencies

From time to time, the Company is subject to claims arising in the ordinary course of business. In the opinion of management and except as set forth below, no such matter, individually or in the aggregate, exists which is expected to have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

Manufacturing and Purchase Commitments

The Company has contracted with Sanmina SCI Systems, Inc. (SSCI) and Solectron Corporation (Solectron) (collectively, Contract Manufacturers) for the manufacture of printed circuit boards and box build assembly and configuration for specific Multi-protocol directors and switches. The agreements require the Company to submit purchasing forecasts and place orders sixty calendar days in advance of delivery. At October 31, 2003, the Company’s commitment with the Contract Manufacturers for purchases over the next sixty days totaled $44.5 million. The Company may be liable for materials that the Contract Manufacturers purchase on McDATA’s behalf if the Company’s actual requirements do not meet or exceed its forecasts and those materials cannot be redirected to other uses. At October 31, 2003, the Company had recorded obligations of approximately $8 million (See Note 5) primarily related to materials purchased by the Contract Manufacturers for certain end-of-life and obsolete material. Management does not expect the remaining commitments under these agreements to have a material adverse effect on the Company’s business, results of operations, financial position or cash flows.

The Company has various other commitments for sales and purchases in the ordinary course of business. In the aggregate, such commitments do not differ significantly from current market prices or anticipated usage requirements.

Indemnifications and Guarantees

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include intellectual property indemnities to the Company’s customers in connection with the sales of its products, indemnities for liabilities associated with the infringement of other parties’ technology based upon the Company’s hardware and software products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. The Company has also indemnified its former parent, EMC for any income taxes arising out of the February 7, 2001 distribution of our Class A common stock in the event it does not qualify for tax-free treatment. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. In addition, the majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. As such, the Company is unable to estimate with any reasonableness whether any potential exposures exist under these items and, if so, what the range of losses involved could be. As such, the Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying condensed consolidated balance sheets. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is both reasonably determinable and probable. Finally, the Company carries specific and general liability insurance policies, which the Company believes would provide, in most circumstances, some, if not total recourse to any claims arising from these indemnifications.

Litigation

Raytheon Lawsuit

On May 5, 2003, the Company was added as the ninth defendant to a January 2003 patent infringement lawsuit that was filed by Raytheon Company in the United States District Court for the Eastern District of Texas—Marshall Division (Civil Action No. 2:03CV13). The complaint alleges that the Company’s products infringe and/or the Company is actively inducing the infringement of Raytheon’s United States Patent No. 5,412,791, entitled “Mass Data Storage Library.” After a review of the complaint and the Raytheon patent, we believe that we neither infringe Raytheon’s patent nor induce infringement of that patent. We intend to defend against this lawsuit vigorously. A claim construction hearing is anticipated to occur in January 2004. Defending against this lawsuit is costly and time consuming, and is subject to inherent risks and uncertainties.

Class Action Laddering Lawsuits

The Company, the Chairman of the board of directors, one current officer and one former officer have been named as defendants in purported securities class-action lawsuits filed in the United States District Court, Southern District of New York. The first of these lawsuits, filed on July 20, 2001, is captioned Gutner v. McDATA Corporation, Credit Suisse First Boston (CSFB), Merrill Lynch, Pierce Fenner & Smith Incorporated, Bear, Stearns & Co., Inc., FleetBoston Robertson Stephens et al., No. 01 CIV. 6627. Three other similar suits have been filed against the Company. The complaints are substantially identical to numerous other complaints filed against other companies that went public over the last several years. These lawsuits generally allege, among other things, that the registration statements and prospectus filed with the SEC by such companies were materially false and misleading because they failed to disclose (a) that certain underwriters had allegedly solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of shares in connection with the initial public offerings, or IPOs, and (b) that certain of the underwriters had allegedly entered into agreements with customers whereby the underwriters agreed to allocate IPO shares in exchange for which the customers agreed to purchase additional company shares in the aftermarket at pre-determined prices. The complaints relating to the Company allege claims against the Company, the Chairman of the board of directors, one of the Company’s current officers, one former officer of the Company, and CSFB, the lead underwriter of the Company’s August 9, 2000 initial public offering, under Sections 11 and 15 of the Securities Act. The complaints also allege claims solely against CSFB and the other underwriter defendants under Section 12(a)(2) of the Securities Act, and claims against the individual defendants under Section 10(b) of the Securities Exchange Act. Although management believes that all of the lawsuits are without legal merit and intend to defend them vigorously, there is not assurance that the Company will prevail.

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

On February 19, 2003, the court in the above-mentioned lawsuits entered a ruling on the pending motions to dismiss, which dismissed some, but not all, of the plaintiffs’ claims against the Company. These lawsuits have been consolidated as part of In Re Initial Public Offering Securities Litigation (SDNY). The Company has considered and agreed to enter into a proposed settlement offer with representatives of the plaintiffs in the consolidated proceeding, and we believe that any liability on behalf of the Company that may accrue under that settlement offer would be covered by our insurance policies. Until that settlement is fully effective, Management intends to defend against the consolidated proceeding vigorously.

Patent Infringement Lawsuit

On February 14, 2002, the Company filed a patent infringement lawsuit against Brocade in the United States District Court for the District of Colorado alleging that Brocade’s Frame Filtering feature in their products infringed the Company’s U.S. Patent No. 6,233,236 “Method and apparatus for measuring traffic within a switch.” On March 5, 2002, the Company filed for a preliminary injunction against Brocade to immediately stop infringing the patent after Brocade announced another product containing its Advanced Performance Monitoring feature. On April 8, 2002, Brocade filed an answer to the motion for preliminary injunction generally alleging that Brocade has not infringed and is not infringing the patent. Brocade alleged various counterclaims in its answer including a claim that the patent is invalid and unenforceable, and that the Company misappropriated trade secret information from Brocade under prior agreements and that a 1999 OEM agreement contained a covenant not to sue. The United States District Court for the District of Colorado on December 6, 2002 denied the Company’s motion for a preliminary injunction. The Company filed documents on December 23, 2002 with the American Arbitration Association to initiate an arbitration proceeding to resolve contract and patent issues relating to the 1999 OEM agreement with Brocade. On

January 24, 2003, Brocade, in response to the initiation of the arbitration proceeding, filed an answer and counterclaim with the American Arbitration Association that objected to the inclusion of the patent infringement claims in the arbitration, claims the patent is invalid and unenforceable and claims the Company misappropriated trade secret information from Brocade. The arbitration proceeding may occur during the first half of 2004. Although management strongly believes that Brocade’s counterclaims are factually incorrect and without any merit and intends to vigorously pursue our patent infringement claims against Brocade, there is no assurance that the Company will prevail.

Nishan Acquisition Related Lawsuit

In connection with the Company’s acquisition of Nishan, the Company was named along with Nishan, various investors of Nishan, Credit Suisse First Boston (“CSFB”) and former board members and officers of Nishan in a lawsuit brought by Aamer Latif, a former board member and ex-CEO of Nishan, in the Superior Court of California, County of Santa Clara on September 11, 2003 (as amended on October 10, 2003) entitled Aamer Latif v. Nishan Systems, Inc. et al (103 CV 004 939). The Complaint makes various allegations against the other defendants such as fraud, directors’ breach of the duty of care, shareholders’ breach of fiduciary duty, unjust enrichment, and conspiracy to commit unjust enrichment. The allegations made against the Company are vote buying, unjust enrichment, and conspiracy to commit unjust enrichment. The allegation made against Nishan is breach of Section 1602 of the California Corporations Code (a provision dealing with books and records inspection). The complaint primarily seeks a declaration by the Court to allocate the merger proceeds in a fair and non-discriminatory fashion and seeks compensatory damages. After significant review of the allegations made by the plaintiff, the Company strongly believes that the lawsuit is wholly without legal merit and the Company intends to vigorously defend against this action. The defendants are unified in their defense of this action and the Company and former Nishan affiliated defendants have agreed that these lawsuit expenses are covered by indemnification under the merger agreement from the selling shareholders of Nishan. The defendants have jointly filed a demurer to dismiss this action, which is expected to be heard by the Court in early 2004.

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

Overview

On January 15, 2003, we changed our fiscal year to end on January 31, rather than December 31. References in this Form 10-Q to the third quarter and first nine months of 2003 represent the three and nine months ended October 31, 2003. References in this Form 10-Q to the third quarter and first nine months of 2002 represent the three and nine months ended September 30, 2002. We have not submitted financial information for the three and nine months ended October 31, 2002 in this Form 10-Q because the information is not practical or cost beneficial to prepare. We believe that the three and nine months ended September 30, 2002 provides a meaningful comparison to the third quarter and first nine months of 2003. There are no significant factors, seasonal or otherwise, that would impact the comparability of information or trends, if results for the three and nine months ended October 31, 2002 were presented in lieu of results for the three and nine months ended September 30, 2002.

Recent Events

On September 19, 2003 and September 30, 2003, we acquired all the outstanding shares of Nishan Systems, Inc. and Sanera Systems, Inc. , respectively, for approximately $171 million, net of cash. Operating results of Nishan and Sanera are included in our results of operations as of these dates. We also provided approximately 1.3 million shares of Class B common stock and approximately $8.3 million in cash to fund retention programs over the next two years for employees added as a result of these acquisitions. Separately, we entered into an equity investment agreement with Aarohi Communications to acquire approximately 22% stock ownership for $6 million and obtained a seat on the board of directors. In addition to the equity investment, we signed a non-exclusive supply agreement with Aarohi to purchase intelligent switch technology for the Company’s products, if and when available.

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

Revenue Recognition

We recognize revenue, in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101) and the American Institute of Certified Public Accountants’ Statement of Position 97-2 (SOP 97-2), as amended, when persuasive evidence of an arrangement exists, products are delivered or services rendered, the sales price is fixed or determinable and collectibility is assured. In instances when any one of these four criteria are not met, we will defer recognition of revenue until all the criteria have been met.

With respect to revenue from our configured director products, we request evidence of sell-through from our OEM and distributor partners prior to recognizing revenue. In situations where our OEM and distributor partners refuse to provide sell-through information when requested, but all the criteria under SAB 101 (as discussed above) have been met, we recognize revenue for such configured products. These configured products represent high value, customized solutions of directors, cabinets and various combinations of port cards ordered by our sales partners as required by the end user. Non-configured products and components, such as our switch products, port cards, and flexport upgrades, are recognized as revenue when the criteria for SAB 101 (as discussed above) have been met, at time of shipment. Revenue for both configured and non-configured products and components is reduced for estimated customer returns, price protection, rebates, and other offerings that occur under sales programs established with the Company’s OEMs, distributors and resellers.

Service revenues, which to date have not been material, include training, consulting and customer support. Revenue from training and consulting are recognized when the service has been performed and the customer has accepted the work. We recognize revenue from support or maintenance contracts, including post-contract customer support (PCS) services, ratably over the contractual period.

We recognize revenue from software products in accordance with the SOP 97-2. Software revenue is allocated to the software license and PCS service elements using vendor specific objective evidence of fair value, or VSOE, and recognized appropriately as discussed above. VSOE of the fair value for an element is based upon the price charged when the element is sold separately.

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

Valuation of Deferred Taxes

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We are required to estimate our income taxes in each jurisdiction where we operate. This process involves estimating our actual current income tax expense together with assessing temporary differences resulting from the different treatment of items for income tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. At October 31, 2003, our net deferred tax assets equaled $91.4 million. Of this amount, $52.7 million related to the acquisition of Nishan and Sanera. The balance of $38.7 million relates to various items in McDATA’s results of operations that have different timing or treatment for income tax and financial accounting purposes, such as the timing of revenue recognition and accrued expenses, depreciation methods, and reserve accounts, as well as research and development credits. In addition, a deferred tax liability of $10.5 million was accrued with respect to intangible assets of the acquired companies that are not amortizable for income tax purposes. The reversal of this liability would not be offset by the items comprising the deferred tax asset. We assessed the likelihood that our net deferred tax assets will be recovered from future taxable income. We have considered past operating losses, cumulative losses for financial accounting in recent years, estimated future taxable income and our ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. After considering all available evidence, both positive and negative, management concluded, after applying the provisions of SFAS 109, that it is more likely than not that we will not be able to realize our deferred tax assets in the future. Therefore, a full valuation allowance has been provided against those deferred tax assets. The portion relating to the acquisitions is applied as an increase to the basis of other assets from the acquired companies.

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

We have performed and will perform an annual impairment test for goodwill in accordance with Statement of Financial Accounting Standards No. 142 (SFAS 142). This review is based on a comparison of the fair value of our net assets including goodwill balances using the quoted market price of our common stock. The assumptions used to estimate fair value include our best estimate of future growth rates, capital expenditures, discount rates and market conditions over an estimate of the remaining operating period. We performed the 2003 impairment test during our first fiscal quarter and determined that no impairment loss should be recognized. In the event that business conditions change, future tests may result in a need to record a loss due to write down of the value of goodwill. At October 31, 2003, goodwill recorded in the consolidated balance sheet totaled $79.1 million.

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

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of total revenues.

	Three Months Ended		Nine months ended
	October 31, 2003	September 30, 2002	October 31, 2003	September 30, 2002
Revenue	100.0%	100.0%	$100.0%	100.0%
Cost of revenue	42.3	47.4	42.1	58.9

Gross profit	57.7	52.6	57.9	41.1

Operating expenses:
Research and development	24.9	19.3	19.9	19.5
Selling and marketing	24.8	22.0	23.1	24.5
General and administrative	11.3	8.6	8.3	10.0
Acquired in-process research & development	12.1	—	3.7	—
Amortization of deferred compensation	6.0	2.7	2.8	2.9

Total operating expenses	79.1	52.6	57.8	56.9

Income (loss) from operations	(21.4)	—	0.1	(15.8)
Interest income, net	1.7	2.2	0.9	2.5

Income (loss) before income taxes	(19.7)	2.2	1.0	(13.3)
Income tax expense (benefit)	32.6	(0.7)	12.5	(4.9)

Income (loss) before equity in affiliated company	(52.3)	2.9	(11.5)	(8.4)
Loss in equity in affiliated company	(0.6)	—	(0.2)	—

Net income (loss)	(52.9)%	2.9%	(11.7)%	(8.4)%

Three Months Ended October 31, 2003 and September 30, 2002

Revenues

Total revenue increased by 17% to $94.7 million for the quarter ended October 31, 2003 from $80.9 million for the quarter ended September 30, 2002. This increase was driven, primarily, by significant increases in sales of our Sphereon™ 4500 switch that was introduced in the last half of 2002. Our revenues for the quarter ended October 31, 2003, however, were significantly impacted by a decline in sales to our largest customer, EMC. This revenue decline was driven by an inability to reach an agreement in a timely manner, which reduced the shipment of products during the quarter. Although, we continue to see solid end-user demand and increased year-over-year revenue for our products and solutions, the on-going competitive marketplace is expected to create a challenging sales environment for the foreseeable future. Given the entrance of new competitors and products in our industry, we anticipate longer sales cycles and price declines that could negatively impact our revenue growth rate. We are currently on track with the development of new products, which incorporate the new technologies from our acquisitions of Nishan and Sanera. In addition, we are taking action to continue sales of existing products acquired in connection with our acquisition of Nishan.

Product revenue of $80.1 million for the quarter ended October 31, 2003 was a 15% increase over product revenue of $69.9 million for the quarter ended September 30, 2002. This revenue increase was generated from the strong demand for our flex port Sphereon™ 4500 Fabric Switch and initial sales of our new products acquired in connection with the Nishan acquisition. Director and related-component sales declined slightly as director sales to our largest customer decreased as discussed above.

Software and service revenue increased 25% to $10.0 million for the quarter ended October 31, 2003 from $8.0 million for the quarter ended September 30, 2002. We continue to experience revenue growth from the sale of all our software products, in particular our SANavigator® and SANtegrity™ software. A significant portion of our software revenue is generated from sales of our Enterprise Fabric Connectivity Manager, or EFCM, software product.

Other revenues for the quarter ended October 31, 2003 were $4.6 million and $3.1 million for the quarter ended October 31, 2003 and September 30, 2002, respectively. This revenue reflects the growth in maintenance fees, which was offset by a small decline in service fees related to the ESCON service agreement with EMC. We anticipate that service revenue from EMC under the ESCON service agreement will continue to decrease in future periods.

A significant portion of our revenue is concentrated with the largest storage OEMs. For the quarter ended October 31, 2003, approximately 54% of our total revenue, excluding the ESCON service fee, came from EMC, compared to 56% for the quarter ended September 30, 2002. Additionally, IBM contributed approximately 21% of our revenue for the quarter ended October 31, 2003 compared to 20% for the quarter ended September 30, 2002. Although we saw increased revenues from both customers over prior year levels, sales to EMC were significantly lower than anticipated due to the late quarter signing of an agreement that delayed shipments of product during the quarter. We expect a majority of our revenues in the foreseeable future to continue to be derived from these customers. In addition, we have seen the level of revenues for the majority of our other OEM customers increase in the quarter. The level of sales to any single customer may vary and the loss of any one significant customer, or a decrease in the level of sales to any significant customer or group of significant customers, could harm our financial condition and results of operations.

Domestic and international revenues were approximately 66% and 34% of total revenues, respectively, for the quarter ended October 31, 2003. Domestic and international revenues were approximately 69% and 31% of total revenues, respectively for the quarter ended September 30, 2002. Revenues are attributed to geographic areas based on the location of the customers to which our products are shipped. International revenues primarily consist of sales to customers in Western Europe and the greater Asia Pacific region. Included in domestic revenues are sales to certain OEM customers who take possession of our products domestically and then distribute these products to their international customers. In addition, included in revenues from Europe, the Middle-East and Africa (EMEA) are sales to certain OEM customers who take possession of our products in distribution centers designated for international-bound product and then distribute these products among various international regions. Our mix of international and domestic revenue can, therefore, vary depending on the relative mix of sales to certain OEM customers.

Gross Profit

Gross profit margin for the quarter ended October 31, 2003 was 58% compared to 53% for the quarter ended September 30, 2002. The increase in our gross profit margins between these periods was the result of the change in the channel partner mix as lower margin sales to our largest customer represented a smaller portion of total revenue. In addition, our margins benefited from an improved mix of higher-margin product sales and software. Lastly, we are realizing better fixed cost absorption due to higher total revenue and reduced fixed costs resulting from the implementation of our outsource-focused manufacturing model. We anticipate gross margins will be in the mid-50% range in the fourth quarter as the competitive environment, less favorable channel and product mix and increased amortization of capitalized software lower the levels experienced during this current third quarter.

Operating Expenses

Research and Development Expenses. Research and development expenses increased to $23.6 million for the quarter ended October 31, 2003, compared with $15.7 million for the quarter ended September 30, 2002. The approximate 51% increase was the result of retention bonuses and incremental spending associated with our acquisitions, and increases in depreciation costs related to the new engineering building occupied in the second half of 2002. In addition, we saw increased spending for prototype and non-recurring expenses related to the design and testing of our products. Capitalized software costs remained at comparable levels between quarters at $2.0 million and $2.2 million for the quarters ended October 31, 2003 and September 30, 2002, respectively. We anticipate the level of spending for the design, testing and qualification of our products to increase over prior years’ levels as we continue to broaden our product offerings and integrate the personnel and technology of Nishan and Sanera.

Selling and Marketing Expenses. Selling and marketing expenses increased to $23.5 million for the quarter ended October 31, 2003, compared with $17.8 million for the quarter ended September 30, 2002. Net increases in sales and marketing expenses were primarily due to retention bonuses associated with our acquisitions and increased salaries and sales-related travel costs associated with increased revenues. These increases were partially offset by reductions in expenses related to our demonstration and evaluation equipment. We believe that selling and marketing expenses will increase in the fourth quarter as we fully integrate the personnel from Nishan and Sanera.

General and Administrative Expenses. General and administrative expenses increased by approximately 53% to $10.7 million for the quarter ended October 31, 2003 from $7.0 million for the quarter ended September 30, 2002.

During the quarter ended October 31, 2003, we recorded new personnel and facilities costs associated with our acquisitions and increased amortization expense associated with purchased intangibles. In addition, we saw increased spending for accounting fees, health claims, and directors’ and officers’ insurance premiums . Amortization expenses related to purchased intangibles will increase in the fourth quarter as the full impact of our acquisitions made during the quarter ended October 31, 2003 are realized. In addition, levels of spending for accounting-related expenses, health, and D&O insurance are expected to remain at current levels, given the current economic and business environment.

Amortization of Deferred Compensation. We have recorded deferred compensation in connection with Class B stock options granted prior to our August 9, 2000 initial public offering and restricted Class B stock grants granted through our equity incentive programs. In addition, in connection with our acquisitions during the quarter, we issued approximately 1.0 million shares of Class B restricted common stock with vesting periods ranging from 12 to 24 months. In addition, 300,000 shares vested immediately upon the retention of employees at Nishan and Sanera and were fully expensed during the quarter ended October 31, 2003. We are amortizing all deferred compensation on a straight-line basis over the vesting period of the applicable options and stock awards, resulting in amortization expense of $6.0 million for the quarter ended October 31, 2003 and $2.4 million for the quarter ended September 30, 2002 (of which approximately $285,000 and $137,000 was included in cost of revenue for the quarters ended October 31, 2003 and September 30, 2002, respectively). Deferred compensation expense levels fluctuate with the option and restricted stock award activity. Additional grants of these awards under existing compensations plans, future plans or through acquisitions could increase the level of deferred compensation expense.

Acquired In-Process Research and Development (IPR&D). In connection with an equity investment in Aarohi and our acquisition of Nishan in September 2003, a portion of the respective purchase prices was allocated to IPR&D. This IPR&D was expensed at the time of purchase because technological feasibility had not been established and no future alternative use existed. The IPR&D charge for the three months ended October 31, 2003 totaled $11.4 million.

Interest and Other Income. Interest and other income consisted primarily of interest earnings on our cash, cash equivalents and various investment holdings. Interest and other income for both the quarters ended October 31, 2003 and September 30, 2002 was approximately $1.9 million.

Interest Expense. Interest expense was approximately $200,000 for the quarter ended October 31, 2003 compared with $89,000 for the quarter ended September 30, 2002. Interest expense represents the interest cost associated with our 2.25% convertible subordinated notes issued in February 2003 and interest incurred for our various capital lease obligations. In July 2003, we entered into an interest-rate swap agreement that has the economic effect of modifying the fixed interest obligations associated with the Notes so that the interest payable on the majority of the Notes effectively becomes variable based on the six month LIBOR minus 152 basis points. The reset dates of the swap are February 15 and August 15 of each year until maturity on February 15, 2010. The initial LIBOR setting for the swap was 1.1283%, creating a rate of approximately minus 0.39%, which is effective until February 15, 2004. This rate will significantly reduce our overall interest expense during this six-month period. Significant increases in interest rates in future periods could significantly increase interest expense.

Provision for Income Taxes. For the quarter ended October 31, 2003, we recorded a non-cash charge of $38.7 million to create a valuation allowance against our deferred tax asset. For the quarter ended September 30, 2002, we identified and recorded a $1.2 million tax benefit generated from our 2001 Research and Development Tax Credit. Excluding both of the non-cash charge and the tax benefit, the effective tax rates were 42% and 33% for the quarters ended October 31, 2003 and September 30, 2002, respectively. The effective tax rate is determined by the relationship between pre-tax book income or loss and certain amounts which are reported differently between the financial statements and the tax return. For the quarter ended October 31, 2003, we generated a pre-tax book loss while the quarter ended September 30, 2002, reflected pre-tax book income. For the quarter ended October 31, 2003, our adjusted effective tax rate benefits primarily from the reduction in deferred compensation and the deductibility of costs associated with our convertible subordinated debt. These tax rate benefits are offset by higher tax costs on our investment income due to a reduction in tax-exempt investments.

Equity in Net Loss of Affiliated Company. During the quarter ended October 31, 2003, we purchased a 22% equity ownership in Aarohi in exchange for $6 million in cash. We have recorded a $591,000 charge representing our ownership share of Aarohi’s net loss for the period of purchase through October 31, 2003.

Nine months ended October 31, 2003 and September 30, 2002

Revenues

Total revenue increased by approximately 37% to $304.9 million for the nine months ended October 31, 2003 from $222.7 million for the nine months ended September 30, 2002. This significant increase in revenue reflects strong demand from our products, in particular our SphereonTM 4500 switch that was introduced in the last half of 2002. Although, we continue to see solid end-user demand and increased year-over-year revenue for our products and solutions, the on-going competitive marketplace is expected to create a challenging sales environment for the foreseeable future. Given the entrance of new competitors and products in our industry, we anticipate longer sales cycles and price declines that could negatively impact our revenue growth rate. We are currently on track with the development of new products, which incorporate the new technologies from our acquisitions of Nishan and Sanera. In addition, we are taking action to continue sales of existing products acquired in connection with our acquisition of Nishan.

Product revenue of $265.3 million for the nine months ended October 31, 2003 was a 38% increase over product revenue of $192.1 million for the nine months ended September 30, 2002. This revenue increase was generated from the increased demand in our storage products including our 140-port IntrepidTM 6000 Series Director and flex port SphereonTM 4500 Fabric Switch.

Software and service revenue increased 35% to $27.6 million for the nine months ended October 31, 2003 from $20.4 million for the nine months ended September 30, 2002. We continue to experience revenue growth from the sale of all our software products, in particular, our SANavigator® and SANtegrity™ software. A significant portion of our software revenue is generated from sales of our Enterprise Fabric Connectivity Manager, or EFCM, software product.

Other revenues remained consistent with the prior year with $11.9 million and $10.2 million realized for the nine months ended October 31, 2003 and September 30, 2002, respectively. This revenue reflects the growth in maintenance fees, which were partially offset by the decline in service fees related to the ESCON service agreement with EMC. We anticipate that service revenue from EMC under the ESCON service agreement will continue to decrease in future periods.

A significant portion of our revenue is concentrated with the largest storage OEMs. For the nine months ended October 31, 2003, approximately 59% of our total revenue, excluding the ESCON service fee, came from EMC, compared to 53% for the nine months ended September 30, 2002. Additionally, IBM contributed approximately 19% of our revenue for the nine months ended October 31, 2003 compared to 24% for the nine months ended September 30, 2002. Although we saw increased revenues from both customers during the nine months ended October 31, 2003, IBM as a percentage of revenue decreased from the prior year due to shifting product mix, including FICON product sales. In addition, we have seen the level of revenues for the majority of our other OEM customers increase during the current year. The level of sales to any single customer may vary and the loss of any one significant customer, or a decrease in the level of sales to any significant or group of significant customers, could harm our financial condition and results of operations.

Domestic and international revenues were approximately 69% and 31% of total revenues, respectively, for the nine months ended October 31, 2003. Domestic and international revenues were 66% and 34%, respectively for the nine months ended September 30, 2002. Revenues are attributed to geographic areas based on the location of the customers to which our products are shipped. International revenues primarily consist of sales to customers in Western Europe and the greater Asia Pacific region. Included in domestic revenues are sales to certain OEM customers who take possession of our products domestically and then distribute these products to their international customers. In addition, included in revenues from EMEA are sales to certain OEM customers who take possession of our products in distribution centers designated for international-bound product and then distribute these products among various international regions. Our mix of international and domestic revenue can, therefore, vary depending on the relative mix of sales to certain OEM customers. International revenues for the nine months ended September 30, 2002 represented a higher percentage of revenue as a result of the large domestic order reduction by EMC during the first quarter of the year associated with the technology transition to 2 Gb products. During the nine months ended October 31, 2003, we experienced an increase in total international revenues, however, sales to customers in the Asia Pacific region decreased in the first quarter ended April 30, 2003, possibly due to the SARS virus.

Gross Profit

Gross profit margin for the nine months ended October 31, 2003 was 58% compared to 41% for the nine months ended September 30, 2002. During the nine months ended October 31, 2003, we released inventory-related reserves and obligations of approximately $2.7 million primarily relating to the expiration of customer sales obligations, reductions of our estimates of excess and obsolete inventory and improved warranty experience. These reserve releases resulted in approximately 1.0% of the gross profit margin increase. In addition, during the nine months ended September 30, 2002, we incurred a $12.9 million net inventory-related charge primarily for the excess 1 Gb components used in our discontinued 1 Gb products. Excluding this write-down, the gross profit margin percentage for the nine months ended September 30, 2002 would have been 47%. The significant increase in gross profit margins, excluding the items discussed above was the result of newly introduced 2 Gb product pricing, an improved mix of higher-margin software and new product sales. In addition, we are realizing better fixed cost absorption due to higher total revenue and reduced fixed costs resulting from the implementation of our outsource-focused manufacturing model.

Operating Expenses

Research and Development Expenses. Research and development expenses increased to $60.5 million for the nine months ended October 31, 2003, compared with $43.5 million for the nine months ended September 30, 2002. The approximate 39% increase was primarily attributable to retention bonuses and incremental spending associated with our acquisitions, reductions in capitalized software costs, increases in personnel costs, non-recurring engineering charges, and depreciation related to engineering and test equipment and the new engineering building occupied in the second half of 2002. Capitalized software costs were approximately $4.9 million and $6.8 million for the nine months ended October 31, 2003 and September 30, 2002, respectively. Capitalized software development costs have decreased in conjunction with the varying stages of development of our application software and our new director and switch products and the related firmware software. We anticipate the level of spending for the design, testing and qualification of our products to increase over prior years’ levels as we continue to broaden our product offerings and integrate the personnel and technology of Nishan and Sanera.

Selling and Marketing Expenses. Selling and marketing expenses increased to $70.5 million for the nine months ended October 31, 2003, compared with $54.5 million for the nine months ended September 30, 2002. Increases in sales and marketing expenses were primarily due to increased salaries, commissions and travel costs associated with increased year to date revenues. In addition, demonstration equipment and marketing costs associated with the completion of two new OEM contracts as well as market development activities with our partners increased our overall sales and marketing expenses. We believe that selling and marketing expenses will increase in the fourth quarter as we fully integrate the personnel from Nishan and Sanera.

General and Administrative Expenses. General and administrative expenses increased by approximately 14% to $25.3 million for the nine months ended October 31, 2003 from $22.3 million for the nine months ended September 30, 2002. Amortization expense for purchased intangible assets increased significantly as a result of our third quarter acquisitions. These expenses will increase in Q4 2003 to reflect a full period of amortization and then plateau for the foreseeable future. In addition, we experienced increased personnel costs, equipment and facilities costs while realizing overall reductions in bad debt and legal expenses. Expenses for the nine months ended September 30, 2002 included significant legal expenses related to the ongoing patent infringement lawsuit (see Part II, Item 1, Legal Proceedings) and $1.75 million in charges related to the termination of a collateralized lease and the disposal of fixed assets.

Amortization of Deferred Compensation. We have recorded deferred compensation in connection with Class B stock options granted prior to our August 9, 2000 initial public offering (cheap stock) and restricted Class B stock grants granted through our equity incentive programs. In addition, in connection with our acquisitions during the quarter, we issued approximately 1.0 million shares of Class B restricted common stock with vesting periods ranging from 12 to 24 months. In addition, 300,000 shares vested immediately upon the retention of employees at Nishan and Sanera and were fully expensed during the quarter ended October 31, 2003. We are amortizing all deferred compensation on a straight-line basis over the vesting period of the applicable options and stock awards, resulting in amortization expense of $9.2 million for the nine months ended October 31, 2003 and $7.0 million for the nine months ended September 30, 2002 (of which approximately $555,000 and $455,000 was included in cost of revenue for the nine months ended October 31, 2003 and September 30, 2002, respectively). Deferred compensation expense levels fluctuate with the option and restricted stock award activity. Additional grants of these awards under existing compensations plans, future plans or through acquisitions could increase the level of deferred compensation expense.

Interest and Other Income. Interest and other income consisted primarily of interest earnings on our cash, cash equivalents and various investment holdings. Interest and other income for the nine months ended October 31, 2003 was approximately $5.5 million. Interest and other income for the nine months ended September 30, 2002 was approximately $5.9 million. For the nine months ended October 31, 2003, average cash and investment balances were higher related to cash generated from operations and the net proceeds from convertible subordinated notes that were issued in February 2003 (see Note 5 – “Convertible Subordinated Debt” in the Notes to Condensed Consolidated Financial Statements). The increased interest earnings on the higher cash and investment balances were offset by lower interest rates. If interest rates decrease, interest income may decrease in future periods.

Interest Expense. Interest expense was $2.5 million for the nine months ended October 31, 2003 compared with $220,000 for the nine months ended September 30, 2002. Interest expense primarily represents the interest cost associated with our 2.25% convertible subordinated notes issued in February 2003. In July 2003, we entered into an interest-rate swap agreement that has the economic effect of modifying the fixed interest obligations associated with the Notes so that the interest payable on the majority of the Notes effectively becomes variable based on the six month LIBOR minus 152 basis points. The reset dates of the swap are February 15 and August 15 of each year until maturity on February 15, 2010. The initial six-month LIBOR setting for the swap was 1.1283%, creating a rate of approximately minus 0.39%, which is effective until February 15, 2004. This rate will significantly reduce our overall interest expense during this period. Significant increases in interest rates in future periods could significantly increase interest expense.

Provision for Income Taxes. During the nine months ended October 31, 2003, we recorded a non-cash charge of $38.7 million to create a valuation allowance against our deferred tax asset. Excluding the non-cash charge, the effective tax rates were (15)% and 33% for the nine months ended October 31, 2003 and September 30, 2002, respectively. The effective tax rate is determined by the relationship between pre-tax book income or loss and certain amounts which are reported differently between the financial statements and the tax return. For the nine months ended October 31, 2003, we generated pre-tax book income while the nine months ended September 30, 2002, reflected a pre-tax book loss. For the nine months ended October 31, 2003, our adjusted effective tax rate benefits primarily from the favorable settlement of tax items related to previous years, the reduction in deferred compensation and the deductibility of costs associated with our convertible subordinated debt. These tax rate benefits are offset by higher tax costs on our investment income due to a reduction in tax-exempt investments.

Liquidity and Capital Resources

Cash and cash equivalents and available-for-sale investments were $312 million at October 31, 2003, excluding restricted cash. This was a slight decrease from $328 million at January 31, 2003. We generated approximately $45.1 million in net cash from operating activities, primarily from net income before non-cash charges of depreciation and amortization, deferred compensation, inventory-related provisions, IPR&D and deferred income tax benefits. Also, contributing to the cash from operations was an increase in our accounts payable and accrued liabilities, offset by increases in accounts receivable and inventory balances from January 31, 2003.

Net cash used in investing activities was $244 million related primarily to the third quarter acquisitions of Nishan and Sanera and our equity investment in Aarohi. In addition, the use of cash also reflects our investment of the proceeds received from our issuance of convertible subordinated notes in February 2003 into our short and long-term investment portfolio. Net cash from financing activities was $130 million reflecting the net proceeds of $167 million, which were received from the issuance of convertible subordinated notes in February 2003 and the use of $20.5 million of those proceeds to enter into share option transactions.

Our principal sources of liquidity at October 31, 2003 consisted of our cash and available-for-sale investments of $312 million and net accounts receivable of $59.5 million. We believe our existing cash, short-term and long-term investment balances, and cash expected to be generated from future operations will be sufficient to meet our capital and operating requirements, our authorized share repurchase program, payment of retention bonuses related to our business acquisitions and other cash outlays in the foreseeable future. With changes in operating and industry expectations, however, we could require, or could elect, to seek additional funding. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development of new products and expansion of sales and marketing, the timing of new product introductions and enhancements to existing products, any acquisitions of businesses, and market acceptance of our products.

Commitments

We have entered into agreements with the contract manufacturers for the manufacture of printed circuit boards and box build assembly for specific Multi-protocol directors and switches. The agreements require us to submit purchasing forecasts and place orders sixty calendar days in advance of delivery. At October 31, 2003, our commitment with the contract manufacturers for purchases over the next sixty days totaled $44.5 million. We may be liable for materials that the contract manufacturers purchase on our behalf if our actual requirements do not meet or exceed our forecasts and those materials cannot be redirected to other uses. At October 31, 2003, we had recorded obligations of approximately $8 million primarily related to materials purchased by our contract manufacturers for certain end-of-life and obsolete material used to manufacture our products. We do not expect the remaining commitments under these agreements to have a continued material adverse effect on our business, results of operations, financial position or cash flows.

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

In July 2003, we entered into an interest-rate swap agreement with a notional amount of $155.25 million that has the economic effect of modifying the fixed interest obligations associated with the Notes so that the interest payable on the majority of the Notes effectively becomes variable based on the six month London Interbank Offered Rate (LIBOR) minus 152 basis points. The reset dates of the swap are February 15 and August 15 of each year until maturity on February 15, 2010. The six-month LIBOR setting for the swap at October 31, 2003 was 1.1283%, creating a rate of approximately minus 0.39%, which is effective until February 15, 2004. Significant increases in interest rates could significantly increase the interest expense we are obligated to pay to holders of the Notes in future periods. The swap was designated as a fair value hedge, and as such, the gain or loss on the derivative instrument, as well as the fully offsetting gain or loss on the Notes attributable to the swap were recognized in earnings. At October 31, 2003, the fair value of the interest rate swap had decreased from inception by $1.1 million at October 31, 2003 and is included in other long-term liabilities. Corresponding to this change, the carrying value of the Notes has decreased by $1.1 million. We are also required to post collateral based on changes in the fair value of the interest rate swap. This collateral, in the form of restricted cash, was $5.1 million at October 31, 2003.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 1 of “Notes to Condensed Consolidated Financial Statements,” included in Item 1 of this Form 10-Q.

Risk Factors

Risks Relating to Our Business

Changing Market Conditions and Increased Competitive Risks.

The market for our Multi-protocol storage area networking (SAN) products and solutions has grown more competitive with (a) the entrance of new competitors from the Internet Protocol (IP) based switching market into our market, (b) pricing pressures resulting from an increase in competitive SAN networking products and solutions, (c) challenges to our indirect sales assist distribution model through channels when our competitors engage end-user customers directly or otherwise have the ability to drive end-user customer preference for SAN equipment through their traditional IP networking presence and relationships, and (d) anticipated competition from our own storage OEM partners through their recent acquisitions of, or alliances with, competitive software management products and/or application providers that would utilize the intelligence in the network. As a result of these market changes, we anticipate a lengthening of product sales cycles and price erosion in an environment where storage OEM certification of our products may still be required for end-user customer acceptance in the marketplace. Further, given our indirect sales assist distribution model through our channel partners, we are highly dependent upon their relationships with end-user customers to promote the value of our products. If our channel partners do not promote the value of our products or competitors begin to control end-user customer preference, we may lose sales in key enterprise accounts that would negatively affect our revenues.

These market conditions present unique risks and uncertainties in a number of respects. Given our concentration of sales with EMC, the revenue shortfall with EMC experienced in the fiscal quarter ending October 31, 2003 and EMC’s public statements that they will further reduce their suppliers’ prices, we may experience unanticipated decreases in sales revenue and gross margins that may lead us to be unprofitable. The above-mentioned factors may also strain business relationships with our storage OEM partners and may adversely affect the qualification and certification of our products. Moreover, the introduction of such new products and any pending qualification and certification by our partners may stall sales of our existing products with end user customers.

We incurred a substantial loss for the nine months ended October 31, 2003 and for the years ended December 31, 2002 and 2001 and may not maintain profitability in the future.

Our future operating results will depend on many factors, including the growth of the Multi-protocol (Fibre Channel and IP) market, market acceptance of new products we introduce, demand for our products, levels of product and price competition and our reaching and maintaining targeted costs for our products. In addition, we expect to incur continued significant product development, sales and marketing, and general and administrative expenses. We cannot provide assurance that we will generate sufficient revenue to achieve or sustain profitability.

The prices and gross margins of our products may decline, which would reduce our revenues, gross margins and profitability.

In response to changes in product mix, competitive pricing pressures, increased sales discounts, introductions of new products and product enhancements by our competitors, increases in manufacturing or labor costs or other operating expenses, we may experience declines in both the prices, gross margins and profitability. To maintain our gross margins we must maintain or increase current shipment volumes, develop and introduce new products and product enhancements and reduce the manufacturing cost of our products. Moreover, most of our expenses are fixed in the short-term or incurred in advance of receipt of corresponding revenue. As a result, we may not be able to decrease our spending to offset any unexpected shortfall in revenues. If this occurs, we could incur losses, and our revenue, gross margins and operating results may be below our expectations and those of investors and stock market analysts.

We depend on two key distribution relationships for most of our revenue and the loss of either of them could significantly reduce our revenues.

We depend on EMC and IBM for a significant portion of our total revenue. Sales and services to EMC, which is an original equipment manufacturer customer, represented approximately 54% of our revenue for the three months ended October 31, 2003. We experienced a revenue decline during this quarter, which was driven by an inability to reach an agreement in a timely manner, thereby reducing the shipment of products during the quarter. Sales to IBM represented approximately 21% of our revenue for the nine months ended October 31, 2003. We anticipate that our future operating results will continue to depend heavily on sales to EMC and IBM. EMC and IBM resell products offered by our competitors, and nothing restricts EMC or IBM from expanding those relationships in a manner that could be adverse to us. Therefore, the loss of either EMC or IBM as a customer, or a significant reduction in sales to either EMC or IBM could significantly reduce our revenue. While we are aware that Dell sources some of our switch product through EMC, it is unclear whether this mitigates our dependency on EMC. Our product sales agreements with partners do not provide for the purchase of a guaranteed minimum a mount of product.

Risks related to recent acquisitions.

On August 25, 2003, we announced that we had entered into agreements to acquire Nishan Systems, Inc. and Sanera Systems, Inc.. While management believes that such acquisitions are an integral part of its long term strategy, there are risks and uncertainties related to acquiring companies that have limited or no product sales to date. Our success depends upon finalizing the development of such products (if needed), retaining critical employees from the acquired companies, qualifying such products with our OEM and reseller partners and ramping sales of those products with such partners.

Our business is subject to risks from global operations.

We conduct significant sales and customer support operations in countries outside of the United States and also depend on non-U.S. operations of our contract manufacturers and our distribution partners. We derived approximately 32% of our revenue for the quarter ended October 31, 2003, from customers located outside of the United States. We believe that our continued growth and profitability will require us to continue to expand marketing and selling efforts internationally. We have limited experience in marketing, distributing and supporting our products internationally and may not be able to maintain or increase international market demand for our products. In addition, our international operations are generally subject to inherent risks and challenges that could harm our operating results, including:

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

The market for Multi-protocol network directors, switches and other products for SANs is highly competitive, new competitors have entered this market and we may not be able to successfully compete against existing or potential competitors.

The market for our Multi-protocol network switching hardware and software products is highly competitive, especially with the entrance of competitors from the Internet Protocol (IP) based switch market. Our competitors are providing switching hardware and software that is Multi-protocol capable (such as Fibre Channel over IP (FCIP), SCSI over Internet (iSCSI), Internet Fibre Channel(iFCP) and InfiniBand). Our competitors in the this market include Brocade, CNT, Cisco, QLogic Corp., Emulex (which recently acquired Vixel Corporation), Broadcom Corporation (which recently acquired the assets of Gadzoox Networks), Veritas Software Corporation, Fujitsu Softech and others, and even storage providers. Given the market share gain by Cisco, other IP based switching companies such as Juniper, Extreme, Foundry and others will likely enter the market for Multi-protocol products. Many of our competitors and potential competitors have longer operating histories, greater name recognition, access to larger customer bases, more established distribution channels and substantially greater financial and managerial resources than we have. Given the highly competitive market, we anticipate longer sales cycles and continued pricing pressures.

To be competitive, we may have to substantially increase our direct sales, which we may not be able to do successfully and which, in any case, will increase expenses.

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

For the three months ended October 31, 2003, we derived a significant portion of our revenue from sales of our Director-class products. We expect that revenue from our Director-class products will continue to account for a substantial portion of our revenue for the foreseeable future. Therefore, continued market acceptance of these products and their successor products is critical to our future success. Factors such as performance, market positioning, the availability and price of competing products, the introduction of new technologies and the success of our OEMs, reseller and systems integrator customers will affect the market acceptance of our products.

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

We are currently developing products that contain untested devices and subassemblies. As with any development, there are inherent risks should such devices or subassemblies require redesign or rework. In particular, in conjunction with the transition of our products from 2 to 4 Gb and to 10 Gb transmission speed technology, higher port density, and advanced management capabilities over Multi-protocols, we will be introducing products with new features and functionality. We face risks relating to this product transition, including risks relating to getting storage and system OEMs to qualify such products, forecasting of demand, as well as possible product and software defects and a potentially different sales and support environment due to the complexity of these new systems. Finally, if we fail to timely introduce new products, or to add new features and functions to existing products to compete against new entrants in the market, or if there is no demand for these or our current products, our business could be seriously harmed.

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

Our success depends to a significant degree upon the continued contributions of our key management, technical, sales and marketing, finance and operations personnel, many of whom would be difficult to replace. In particular, we believe that our future success is highly dependent on our senior executive team. In the past we have experienced high turnover in our senior executive team. A significant portion of the current senior executive team was hired during the last year. Although our senior executive team consists of experienced members, many of them are new to our company and have only worked with each other for a short period of time. As a result they may not operate efficiently as part of an integrated management team.

In addition, our engineering and product development teams are critical in developing our products and have developed important relationships with customers and their technical staffs. The loss of any of these key personnel could harm our operations and customer relationships. Given our recent acquisitions of Nishan and Sanera, a large percentage of our engineering development team is now located in California, is new to the Company and may not operate as efficiently during the transition period. We do not have key person life insurance on any of our key personnel.

We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing, and finance and operations personnel. As we increase our production and sales levels, we will need to attract and retain additional qualified skilled workers for our operations. In the last year, there has been an increasing demand for such personnel by companies, some of which are larger and have greater resources to attract and retain highly qualified personnel. We cannot assure you that we will continue to be able to attract and retain qualified personnel, or that delays in hiring required personnel, particularly engineers, will not delay the development or introduction of products or negatively impact our ability to sell our products.

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

We may be a party to intellectual property litigation in the future, either to protect our intellectual property or as a result of alleged infringements of others’ intellectual property. For a discussion of our IP litigation, please see Note 13, of the Condensed Consolidated Financial Statements.

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

If we fail to optimize our distribution channels and manage our distribution relationships, our revenue or operating results could be significantly reduced. Our competitors may sell their products directly to end-user customers.

Our success will depend on our continuing ability to develop and manage relationships with significant OEMs, resellers and systems integrators, as well as on the sales efforts and success of these customers. We cannot provide assurance that we will be able to expand our distribution channels or manage our distribution relationships successfully or that our customers will market our products effectively. Our failure to expand our distribution channels or manage successfully our distribution relationships or the failure of our OEM and reseller customers to sell our products could reduce our revenue and operating results. Moreover, to the extent our competitors sell directly to end-user customers, we may not be able to compete given the lack of a direct sales force and the current inability to provide first and second level customer support. If this occurs, we may need to substantially invest in a direct sales force and customer support which would increase our expenses.

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

We rely on Sanmina SCI, Inc., or SSCI, and Solectron Corporation, together our contract manufacturers, to manufacture substantially all of our circuit boards and to perform extensive testing and assembly of our products. Our supply contract with SSCI is cancelable by either party without cause on advance notice. In May 2002, we outsourced to SSCI the integration of our Directors into cabinets. In mid-2002, we contracted with Solectron to be our contract manufacturer for our Sphereon™ 4500 24-port switch product. Solectron is also the contract manufacturer for our recently announced SphereonTM 4300 12-port switch. Our contract manufacturers are not obligated to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order. In addition, our contract manufacturers do not guarantee that adequate capacity will be available to us within the time required to meet additional demand for our products. We generally place forecasts for circuit boards with our contract manufacturers approximately four to five months prior to the anticipated delivery date, with order volumes based on forecasts of demand for our products. We generally place purchase orders sixty calendar days in advance of delivery. If we fail to forecast demand for our products accurately, we may be unable to obtain adequate manufacturing capacity from our contract manufacturers to meet our customers’ delivery requirements or unexpected increases in customer purchase orders. As a result, we may not be able to benefit from this incremental demand and could lose customers. If we over-estimate demand for our product, we may accumulate excess inventories and obligations to our contract manufacturers under binding purchase orders in excess of our needs. At October 31, 2003, our commitment with our contract manufacturers for purchases and anticipated transformation costs over the next sixty days totaled approximately $44.5 million.

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

Unfavorable general economic conditions over the last 3 plus years have had a pronounced negative impact on information technology, or IT, spending. Demand for SAN products in the enterprise-class sector may continue to be adversely impacted as a result of the weakened economy and because larger businesses have begun to focus on more efficiently using their existing IT infrastructure rather than making new equipment purchases. This in turn may decrease the demand for our SAN products. If there are further reductions in either domestic or international IT expenditure, or if IT expenditure does not increase from current levels, our revenues, operating results and financial condition may be adversely affected.

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

As more fully set forth in Note 13 to our Condensed Consolidated Financial Statements, we are a defendant in a consolidated securities class action In Re Initial Public Offering Securities Litigation (SDNY).

We may become subject to additional class action litigation following a period of volatility in the market price of our common stock. Securities class action litigation results in substantial costs and divert the attention of management and our resources and seriously harm our business, financial condition and results of operation.

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

Additional factors that affect us and which could cause our revenue and operating results to vary in future periods include:

•	the size, timing, terms and fluctuations of customer orders, particularly large orders from our significant OEM (e.g. EMC) or reseller customers (e.g. IBM);

•	pricing discussions late in the quarter and a limited capability to ramp shipments near the end of the quarter;

•	our ability to attain and maintain market acceptance of our products;

•	seasonal fluctuations in customer buying patterns;

•	the timing of the introduction or enhancement of products by us, our significant OEM or reseller customers or our competitors (e.g., transition to higher speed, higher port density and Multi-protocol products);

•	our ability to obtain sufficient supplies of single- or limited-source components of our products; and

•	increased operating expenses, particularly in connection with our strategies to increase brand awareness or to invest in research and development.

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

Our OEMs, reseller and systems integrator customers typically conduct significant evaluation, testing, implementation and acceptance procedures before they begin to market and sell new solutions that include our products. This evaluation process is lengthy and may extend up to one year or more. This process is complex and may require significant sales, marketing and management efforts on our part. This process becomes more complex as we simultaneously qualify our products with multiple customers. As a result, we may expend significant resources to develop customer relationships before we recognize revenue, if any, from these relationships. Products that are not qualified by storage and system OEMs and resellers, may not gain market acceptance.

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

We may require, or could elect, to seek additional funding.

Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development of new products and expansion of sales and marketing, the timing of new product introductions and enhancements to existing products, any acquisitions of businesses, and market acceptance of our products. With changes in operating and industry expectations, we could require, or could elect, to seek additional funding including accessing the equity and debt markets.

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

In addition, in the United States, our products comply with various regulations and standards defined by the Federal Communications Commission and Underwriters Laboratories. Internationally, products that we develop will be required to comply with standards established by authorities in various countries. In the last several years, the European Union (EU) has adopted a number of initiatives related to equipment emissions, electronic waste, privacy of information and expanded consumer warranties. Failure to comply with existing or evolving industry standards or to obtain timely domestic or foreign regulatory approvals or certificates could materially harm our business.

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

Our stock price is volatile.

The market price of our common stock has been volatile. Because we are a technology company, the market price of our common stock is usually subject to similar volatility and fluctuations that occur in our sector and to our competitors. This volatility is often unrelated or disproportionate to the operating performance of our company and, as a result, the price of our common stock could fall regardless of our performance.

Risks Related to Our Relationship With EMC

We have entered into agreements with EMC that, due to our prior parent-subsidiary relationship, may contain terms less beneficial to us than if they had been negotiated with unaffiliated third parties.

In October 1997, in connection with the reorganization of our business, we entered into certain agreements with EMC relating to our business relationship with EMC. In addition, we have entered into agreements with EMC relating to our relationship with EMC after the completion of our initial public offering in August 2000 and the distribution by EMC of our Class A common stock in February 2001. We have also entered into an OEM Purchase and License Agreement with EMC that governs EMC’s purchases of our products and grants EMC rights to use, support and distribute software for use in connection with these products. The agreement does not provide for the purchase of a guaranteed minimum amount of product. These agreements were negotiated and made in the context of our prior parent-subsidiary relationship. As a result, some of these agreements may have terms and conditions, in the case of the OEM agreement, including the terms of pricing, that are less beneficial to us than agreements negotiated with unaffiliated third parties. Sales and services revenue pursuant to these agreements represented approximately 54% of our revenue for the three months ended October 31, 2003. In addition, in some instances, our ability to terminate these agreements is limited, which may prevent us from being able to negotiate more favorable terms with EMC or from entering into similar agreements with third parties.

Provisions of our agreements with EMC relating to our relationship with EMC after the distribution by EMC of our Class A common stock to EMC’s stockholders may prevent a change in control of our company.

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

Our convertible subordinated notes are subject to a fixed interest rate and such notes are based on a fixed conversion ratio into Class A common stock. In July 2003, the Company entered into an interest-rate swap agreement with a notional amount of $155.3 million that has the economic effect of modifying the fixed interest obligations associated with the notes so that the interest payable on the majority of the notes effectively becomes variable based on the six month London Interbank Offered Rate (LIBOR) minus 152 basis points. If interest rates on this variable rate debt were to increase or decrease by 100 basis points, our annual interest expense would increase or decrease by approximately $1.6 million. This increased or decreased interest expense would be partially offset by the effects of these interest rate changes on our cash and investment portfolio. The notes are not listed on any securities exchange or included in any automated quotation system; however, the notes are eligible for trading on the PortalSM Market. On December 5, 2003, the approximate bid price of our notes was $116.25 and the approximate ask price of our notes was $116.75, resulting in an aggregate fair value of between $200.5 million and $201.4million. Our Class A common stock is quoted on the Nasdaq National Market under the symbol, “MCDTA.” On December 5, 2003, the last reported sale price of our Class A common stock on the Nasdaq National Market was $8.88 per share.

Foreign Currency Exchange Risk

We operate sales and support offices in several countries. All of our sales contracts have been denominated in U.S. dollars; therefore our transactions in foreign currencies are limited to operating expense transactions. Due to the limited nature and amount of these transactions, we do not believe we have had or will have material exposure to foreign currency exchange risk. However, increases in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and thus, less competitive in foreign markets.

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

In July 2003, we entered into an interest-rate swap agreement with JPMorgan Chase Bank (JPMorgan) as more fully described in Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commitments. Subject to the movement in interest rates, we could be exposed to credit risk arising out of net interest payments due to us from JPMorgan. Based on our review of the possible movement in interest rates and the credit strength of JPMorgan, we have concluded that we do not have a material exposure to credit risk as a result of this interest-rate swap.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s CEO and CFO have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended.

Internal Controls over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, we become involved in various lawsuits and legal proceedings that arise in the normal course of business. Litigation is subject to inherent uncertainties and an adverse result in a matter that may arise from time to time may harm our business, financial condition or results of operations. While it is the current opinion of management that the ultimate disposition of any of the lawsuits described herein should not have a material adverse effect on our consolidated results of operations, financial position or cash flow, we are incurring significant legal costs and expenses, and such litigation is subject to inherent risks and uncertainties. Please see Note 13 of the Condensed Consolidated Financial Statements for a description of significant litigation matters.

ITEM 2. Changes in Securities and Use of Proceeds

In February 2003, we issued $172.5 million of 2.25% Convertible Subordinated Notes due 2010 (the “Notes”). The Notes were issued to the Bank of America Securities LLC and Solomon Smith Barney Inc., in transactions exempt from the Securities Act of 1933, as amended (the Securities Act) and subsequently resold to Qualified Institutional Buyers in reliance on Rule 144A and Regulation S of the Securities Act of 1933, as amended. We capitalized the initial transaction fees associated with the Notes, which totaled approximately $5.5 million, and the net proceeds to the Company were approximately $167 million. The net proceeds shall be used for general corporate purposes.

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

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to A Vote of Security Holders

The annual meeting of the Company’s stockholders was held on August 27, 2003. At that meeting, three proposals were submitted to a vote of the Company’s stockholders. Proposal 1 was a proposal to elect three directors, Charles C. Johnston, John F. McDonnell and Laurence G. Walker, to serve until the 2006 Annual Meeting of Stockholders. Proposal 2 was a proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent public accountants for the fiscal year ending January 31, 2004. Proposal 3 was a proposal to amend the 2001 McDATA Equity Incentive Plan to (a) increase the authorized number of Class B common stock shares issuable under the plan by 6 million (from 24 million to 30 million), (b) extend the termination date of the 2001 Plan from September 30, 2007 to September 30, 2010 and (c) increase the maximum option term for nonstatutory stock options to 10 years and 1 month to avoid adverse tax issues in foreign countries. For further information regarding the annual meeting, please see the Company’s Proxy Statement on Schedule 14A filed on July 3, 2003.

	Number of Votes
Proposal	For	Against	Abstain/ Withhold
Proposal 1 - Election of director: Charles C. Johnston	71,521,250	—	1,999,129
Proposal 1 - Election of director: John F. McDonnell	71,825,097	—	1,695,283
Proposal 1 - Election of director: Laurence G. Walker	69,905,172	—	3,615,208
Proposal 2 - Ratification of PricewaterhouseCoopers LLP appointment	70,938,999	2,536,850	44,530
Proposal 3 - Approval to amend the McDATA 2001 Equity Incentive Plan	41,320,446	15,280,812	706,276

Consequently, all proposals were passed by stockholders.

ITEM 5. Other Information

In December 2003, the Company entereded into a one year single trigger severance agreement for John Kelley, the Company’s Chief Executive Officer and President, should he be terminated without cause or voluntarily leaves for good reason. The Company would receive in consideration for the severance agreement (a) an extension of Mr. Kelley’s current 12 month restriction, to not compete against the company and to not solicit Company employees after such termination, to 24 months and (b) a release of all claims, if any, against the Company before payment of any benefits thereunder. The benefits under the severance agreement would include one year of salary and target bonus, medical benefits under COBRA for up to one year, an extension of option exerciseablity from ninety days to one year and continued vesting of restricted stock for one year after termination. Mr. Kelley’s existing Change of Control Severance Agreement, as more fully described in the Company’s Proxy Statement, would continue to be in full force and effect, however benefits under the new single trigger severance agreement would not be payable if the Change of Control Severance Agreement is triggered.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits filed for the Company through the filing of this Form 10-Q.

(3.1)	Amended and Restated Certificate of Incorporation of the Company.

(3.2)	Amended and Restated By-laws of the Company.

(4.1)	Form of Company’s Class B Common Stock Certificates.

(4.1.1)	Form of Company’s Class A Common Stock Certificates.

(4.2)	Investors’ Rights Agreement dated as of October 1, 1997 by and among the Company, EMC Corporation, McDATA Holdings Corporation and Certain Investors.

(4.3)	Amendment No. 1 to the Investors’ Rights Agreement dated May 23, 2000 by and among the Company, McDATA Holdings Corporation and certain Investors.

(4.4)	Rights Agreement dated as of May 18, 2001, by and between the Company and the Bank of New York, as rights agent (Filed on Form 8-K dated May 21, 2001).

(4.5)	Form of Indenture dated as of February 7, 2003 by and between the Company and Wells Fargo Bank Minnesota, National Association (Filed on Form 8-K dated February 14, 2003).

(4.6)	Form of Registration Rights Agreement dated as of February 7, 2003 by and among the Company and the parties thereto (Filed on Form 8-K dated February 14, 2003).

(10.1)	Asset Transfer Agreement dated as of October 1, 1997 by and among the Company, EMC Corporation, and McDATA Holdings Corporation.

(10.2)	Investors’ Rights Agreement dated as of October 1, 1997 by and among the Company, EMC Corporation, McDATA Holdings Corporation and certain Investors (see Exhibit 4.2).

(10.3)	Amendment No. 1 to the Investors’ Rights Agreement dated May 23, 2000 by and among the Company, McDATA Holdings Corporation and certain Investors (see Exhibit 4.3).

(10.3.1)	Termination of Investors’ Rights Agreement, dated as of January 24, 2001, by and among the Company, McDATA Holdings Corporation and Certain Investors (Filed on Form 10-K for the fiscal year ended 2000).

(10.4)	Services Agreement dated as of October 1, 1997 by and among EMC Corporation, McDATA Holdings Corporation and the Company.

(10.5)	Letter Agreement dated April 19, 1999 by and between the Company and McDATA Holdings Corporation.

(10.6)	Technology Rights Agreement dated as of October 1, 1997 by and among the Company, EMC Corporation and McDATA Holdings Corporation.

(10.7)	Amended and Restated Tax Sharing Agreement dated as of May 31, 2000 by and among EMC Corporation, McDATA Holdings Corporation and the Company.

(10.8)	Form of Master Transaction Agreement entered into by and among the Company and EMC Corporation dated May 31, 2000.

(10.9)	Form of Indemnification and Insurance Matters Agreement entered into by and among the Company and EMC Corporation dated May 31, 2000.

(10.10)	Master Confidential Disclosure and License Agreement dated as of May 31, 2000 by and among the Company and EMC Corporation.

(10.11)+	Reseller Agreement dated as of February 22, 2000 by and between International Business Machines Corporation and the Company.

(10.12)	Amendment Number One to the Resale Agreement dated September 30, 2000 by and between International Business Machines Corporation and the Company.

(10.13)+	OEM Purchase and License Agreement dated as of May 19, 2000 by and between EMC Corporation and the Company.

(10.13.1)+	Amendment to OEM Purchase and License Agreement dated as of September 21, 2001, by and between EMC Corporation and the Company.

(10.14)+	Development Agreement dated as of May 19, 2000 by and between EMC Corporation and the Company.

(10.15)+	Manufacturing Agreement dated as of September 17, 1992 by and between SCI Systems, Inc. and the Company.

(10.15.1)+	Manufacturing and Purchasing Agreement dated as of December 14, 2001 by and between SCI Systems, Inc. and the Company (Filed on Form 8-K dated February 25, 2002).

(10.15.2)+	Manufacturing and Purchase Agreement effective as of March 1, 2003 by and between Sanmina-SCI Corporation and the Company (Filed on Form 10-K for the year ended December 31, 2002).

(10.16)+	OEM and License Agreement dated as of April 27, 1999 by and between Brocade Communication Systems, Inc. and the Company.

(10.17)	Lease dated September 12, 1997 by and between the Company and WHLNF Real Estate Limited Partnership.

(10.18)	Lease dated November 2, 1999 by and between the Company and the Mills Family LLC.

(10.19)	Lease dated May 28, 1997 by and between the Company and 1211486 Ontario Limited.

(10.19.1)	Lease dated October 6, 2000, by and between the Company and Amber Drive I, LLC (Filed on Form 10-Q for the fiscal quarter ended September 30, 2000).

(10.19.2)	Lease dated February 9, 2001 by and between the Company and Deutsche Bank (Filed on Form 10-K for the fiscal year ended 2000).

(10.19.3)	Participation Agreement dated February 9, 2001 by and between the Company and Deutsche Bank (Filed on Form 10-K for the fiscal year ended 2000).

(10.19.4)	Second Amendment to Participation Agreement dated November 9, 2001 by and between the Company and Deutsche Bank (Filed on Form 10-Q for the fiscal quarter ended September 30, 2001).

(10.19.5)	Third Amendment to Participation Agreement dated January 24, 2002 by and between the Company and Deutsche Bank (Filed on Form 8-K dated February 25, 2002).

(10.20)*	Form of Change of Control Severance Agreement.

10.20.1*	CEO Severance Agreement dated December 2003.

(10.21)*	1997 Stock Option Plan.

(10.21.1)*	2001 McDATA Equity Incentive Plan (Filed on Schedule 14A dated July 3, 2003).

(10.21.2)*	Employee Stock Purchase Plan (Filed on Schedule 14A Proxy Statement filed June 10, 2002).

(10.21.3)*	2003 McDATA Acquisition Equity Incentive Plan (Filed on Form S-8 dated September 22, 2003.

(10.22)*	Form of Stock Option Agreement for 1997 Stock Option Plan.

(10.23)*	Description of the Company’s Management Bonus Program.

(10.24)	Asset Purchase Agreement dated August 3, 2001 by and among the Company, SANavigator, Inc., Western Digital Corporation and Connex Inc. (Filed on Form 10-Q for the fiscal quarter ended September 30, 2001).

(10.25)*	Performance Incentive Bonus Plan (Filed on Form 10-K for the year ended December 31, 2002).

(10.25.1)	Agreement and Plan of Merger dated August 25, 2003 by and among the Company, Nice Acquisition, Inc. and Nishan Systems, Inc. (filed on Form 8-K dated August 25, 2003 as Exhibit 99.4).

(10.25.2)	Agreement and Plan of Merger dated August 25, 2003 by and among the Company, Whitney Acquisition, Inc. and Sanera Systems, Inc. (filed on Form 8-K dated August 25, 2003 as Exhibit 99.5).

(10.26)*	Executive Performance Incentive Bonus Plan (Filed on Form 10-K for the year ended December 31, 2002).

(10.27)*	Chairman of the Board of Directors Performance Incentive Bonus Plan (Filed on Form 10-K for the year ended December 31, 2002).

31.1	CEO Certification required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	CFO Certification required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer

(  ) Exhibits previously filed in the Company’s Registration Statement on Form S-1, SEC File No. 333-38106, declared effective on August 8, 2000 or filed in the Company’s periodic filings as specifically noted.

+ Portions of these Exhibits have been omitted and filed separately with the Securities and Exchange Commission pursuant to an order for confidential treatment.

* Executive compensation plans and arrangements.

(b)	Reports on Form 8-K

The Company filed the following reports on Form 8-K through the filing of this Form 10-Q. Information regarding the items reported on is as follows:

Date	Item Reported On
August 25, 2003	Item 5,7 and 9. We filed press releases announcing second quarter 2003 results, the Nishan Systems, Inc. and Sanera Systems, Inc. acquisitions and an investment in Aarohi Communications.

September 19, 2003	Items 5 and 7. We filed a press release announcing our close of the Nishan Systems, Inc. acquisition.

October 1, 2003	Items 5 and 7. We filed a press release announcing that we had closed our acquisition of Sanera Systems, Inc. after close of business on September 30, 2003. In addition, we discussed the ongoing Rule 10b5-1 Stock Selling Plans for John McDonnell, the Chairman of the Company, and his spouse, and Mike Gustafson, the Vice President of Worldwide Marketing.

November 6, 2003	Items 7 and 12. We filed a press release announcing preliminary third quarter results.

November 13, 2003	Items 5 and 7. We filed an amendment to our September 19, 2003 8-K filing the required audited, unaudited and pro forma financial statements for Nishan Systems, Inc.

November 25, 2003	Item 5. We disclosed the announcement that Alain Andreoli, the Company’s Executive Vice President of Worldwide Sales and Service, resigned effective December 1, 2003 to pursue another business opportunity.

November 26, 2003	Item 7. We filed an amendment to our October 1, 2003 8-K filing the required audited, unaudited and pro forma financial statements for Sanera Systems, Inc.

December 2, 2003	Items 7, 9, and 12. We filed a press release announcing third quarter 2003 results.

December 4, 2003	Item 5. The Board of Directors of McDATA Corporation (the “Company”) elected M. Alex Mendez as a Class III Board Member and a member of the Board’s Technology Committee.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McDATA CORPORATION

By:	/s/ ERNEST J. SAMPIAS
Ernest J. Sampias
Senior Vice President of Finance and Chief Financial Officer

December 12, 2003