Form 10-Q/A
period 2003-10-31
MCDATA CORP
filed 2004-03-08
CIK 731502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2003 initially filed with the Securities and Exchange Commission (“SEC”) on December 12, 2003 (the “Originally Filed 10-Q”) is being filed to reflect a restatement of the condensed consolidated balance sheet at October 31, 2003. On February 26, 2004, we announced that we would restate our condensed consolidated balance sheet for the quarter ended October 31, 2003 in connection with our securities lending activities entered into during this quarter. Specifically, the condensed consolidated balance sheet has been amended to reflect the reclassification of certain securities lending collateral obligations previously netted with the related cash collateral received in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”) Note 6 of the Notes to Condensed Consolidated Financial Statements has been updated to describe the securities lending program activities of the Company.

This Amendment No. 1 amends and restates Items 1 and 4 of Part I of the Originally Filed 10-Q and, except for such items; no other information in the Originally Filed 10-Q is amended hereby.

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

PART I – FINANCIAL INFORMATION

McDATA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	October 31, 2003	December 31, 2002
	(unaudited) (restated)
Assets
Current assets:
Cash and cash equivalents	$39,520	$72,411
Short-term investments	155,980	157,260
Securities lending collateral	109,470	—
Accounts receivable, net of allowance for bad debts of $1,484 and $1,265, respectively	59,537	73,867
Inventories, net	11,000	8,097
Current portion of deferred tax asset	—	33,325
Prepaid expenses and other current assets	7,256	4,699

Total current assets	382,763	349,659
Property and equipment, net	101,094	99,927
Long-term investments	116,425	73,099
Restricted cash	5,130	—
Goodwill	79,143	11,780
Intangible assets, net	126,835	7,887
Other assets, net	20,653	12,839

Total assets	$832,043	$555,191

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,392	$16,530
Accrued liabilities	50,963	40,561
Securities lending collateral payable	109,470	—
Current portion of deferred revenue	17,112	7,337
Current portion of notes payable	1,964	—
Current portion of obligations under capital leases	1,333	1,604

Total current liabilities	199,234	66,032
Deferred tax liability	10,530	—
Notes payable, less current portion	632	—
Obligations under capital leases, less current portion	1,239	1,540
Deferred revenue, less current portion	17,301	13,114
Interest rate swap	1,133	—
Convertible subordinated debt	171,367	—

Total liabilities	401,436	80,686

Commitments and Contingencies (Note 13)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, Class A, $0.01 par value, 250,000,000 shares authorized, 81,000,000 shares issued and outstanding	810	810
Common stock, Class B, $0.01 par value, 200,000,000 shares authorized, 35,999,993 and 32,962,212 shares issued and outstanding	360	330
Additional paid-in-capital	477,995	474,609
Deferred compensation	(14,696)	(6,812)
Accumulated other comprehensive income	407	773
Retained earnings (deficit)	(34,269)	4,795

Total stockholders’ equity	430,607	474,505

Total liabilities and stockholders’ equity	$832,043	$555,191

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

(unaudited)

Note 1 – Background and Basis of Presentation

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

Note 6 – Investments

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

In the quarter ended October 31, 2003, the Company began a securities lending program whereby certain Company securities from the portfolio are loaned to other institutions for short periods of time. The market value of the loaned securities is monitored on a daily basis, with additional collateral obtained or refunded as the market value of the loaned securities changes. The Company’s policy is to require initial cash collateral equal to 102 percent of the fair value of the loaned securities. Securities lending collateral is recorded separately as a current asset and corresponding current liability. The Company maintains full ownership rights to the securities loaned, and continues to earn interest on them. The Company shares a portion of the interest earned on the collateral with Wells Fargo Bank Minnesota, N.A. (the Lending Agent). In addition, the Company has the ability to sell the securities while they are on loan. The Company has an indemnification agreement with the lending agents in the event a borrower becomes insolvent or fails to return securities. At October 31, 2003, the amount of securities on loan equaled $107.2 million.

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

Note 14 – Third Quarter Balance Sheet Reclassification/Restatement

On February 26, 2004, the Company announced that it would amend its Form 10-Q for the quarter ending October 31, 2003 to restate its previously filed balance sheet to effect a reclassification relating to a securities lending program with Wells Fargo Bank, N.A. (“Wells Fargo”), in effect during the quarter, in order to properly account for the program in accordance with SFAS 140. Under the program, McDATA’s investment securities may be loaned against a pledge of cash collateral, which is held by Wells Fargo as McDATA’s agent.

The reclassification involved a gross-up of the Company’s balance sheet to reflect a line item entitled “Securities lending collateral” as a current asset and the addition of a line item entitled “Securities lending collateral payable” as a current liability, both for the approximate amount of $109.5 million. These two balance sheet adjustments net to zero, and neither the income statement nor the statement of cash flows is affected. The financial statement accounts affected by the reclassification are as follows:

	As Filed October 31, 2003	As Amended October 31, 2003

Securities lending collateral	—	109,470
Total current assets	273,293	382,763
Total assets	722,573	832,043
Securities lending collateral payable	—	(109,470)
Total current liabilities	(89,764)	(199,234)
Total liabilities	(291,966)	(401,436)
Total liabilities and stockholders’ equity	(722,573)	(832,043)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Events

On September 19, 2003 and September 30, 2003, we acquired all the outstanding shares of Nishan Systems, Inc. and Sanera Systems, Inc., respectively, for approximately $171 million, net of cash. Operating results of Nishan and Sanera are included in our results of operations as of these dates. We also provided approximately 1.3 million shares of Class B common stock and approximately $8.3 million in cash to fund retention programs over the next two years for employees added as a result of these acquisitions. Separately, we entered into an equity investment agreement with Aarohi Communications to acquire approximately 22% stock ownership for $6 million and obtained a seat on the board of directors. In addition to the equity investment, we signed a non-exclusive supply agreement with Aarohi to purchase intelligent switch technology for the Company’s products, if and when available.

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

Risks related to recent acquisitions.

On August 25, 2003, we announced that we had entered into agreements to acquire Nishan Systems, Inc. and Sanera Systems, Inc., While management believes that such acquisitions are an integral part of its long term strategy, there are risks and uncertainties related to acquiring companies that have limited or no product sales to date. Our success depends upon finalizing the development of such products (if needed), retaining critical employees from the acquired companies, qualifying such products with our OEM and reseller partners and ramping sales of those products with such partners.

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

Disclosure Controls and Procedures

The Company’s CEO and CFO have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, except as disclosed in this report, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended.

Internal Controls over Financial Reporting

Except as disclosed below, there have not been any changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Third Quarter Balance Sheet Reclassification/Restatement

On February 26, 2004, the Company announced that it would amend its Form 10-Q for the quarter ending October 31, 2003 to reflect a balance sheet reclassification. The reclassification did not affect either the income statement or the statement of cash flows for the quarter. The reclassification results from a securities lending program with Wells Fargo Bank, N.A. (“Wells Fargo”), which the company began during that quarter. Under the program the Company’s investment securities may be loaned against a pledge of cash collateral, which is held by Wells Fargo as the Company’s agent.

In accordance with generally accepted accounting principles, the balance sheet in this amended Form 10-Q shows the addition of a line item entitled “Securities lending collateral” as a current asset and the addition of a line item entitled “Securities lending collateral payable” as a current liability, both for the approximate amount of $109.5 million. These two balance sheet adjustments net to zero, and neither the income statement nor the statement of cash flows is affected.

As part of its year-end review, the Company subsequently identified the applicability of FAS 140 to the previous quarter’s securities lending program. In its review, the Company investigated the cause of the reclassification and has concluded that while the transaction was communicated prior to the filing, the Company did not appropriately apply SFAS 140 to the securities lending program in preparing its financial statements for the quarter ending October 31, 2003. In response to the reclassification, the Company’s independent auditors have indicated in a letter to the Company that it believes that a material weakness under AU 325, Communication of Internal Control Related Matters Noted In An Audit, existed with regard to the evaluation of the appropriate accounting treatment for the securities lending program. As a result, the Company has implemented enhanced policies and procedures including additional cross-functional meetings with the Finance organization, establishment of an issues log, adding additional support personnel dedicated to this area and improvements in existing formal investment policies. The Company believes that it has implemented the recommended changes within its internal controls to improve the timely accounting evaluation and treatment of such transactions.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

In December 2003, the Company entered into a one year single trigger severance agreement for John Kelley, the Company’s Chief Executive Officer and President, should he be terminated without cause or voluntarily leaves for good reason. The Company would receive in consideration for the severance agreement (a) an extension of Mr. Kelley’s current 12 month restriction, to not compete against the company and to not solicit Company employees after such termination, to 24 months and (b) a release of all claims, if any, against the Company before payment of any benefits thereunder. The benefits under the severance agreement would include one year of salary and target bonus, medical benefits under COBRA for up to one year, an extension of option exerciseablity from ninety days to one year and continued vesting of restricted stock for one year after termination. Mr. Kelley’s existing Change of

Control Severance Agreement, as more fully described in the Company’s Proxy Statement, would continue to be in full force and effect, however benefits under the new single trigger severance agreement would not be payable if the Change of Control Severance Agreement is triggered.

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits filed for the Company through the filing of this Form 10-Q.

(3.1)	Amended and Restated Certificate of Incorporation of the Company.

(3.2)	Amended and Restated By-laws of the Company.

(4.1)	Form of Company’s Class B Common Stock Certificates.

(4.1.1)	Form of Company’s Class A Common Stock Certificates.

(4.2)	Investors’ Rights Agreement dated as of October 1, 1997 by and among the Company, EMC Corporation, McDATA Holdings Corporation and Certain Investors.

(4.3)	Amendment No. 1 to the Investors’ Rights Agreement dated May 23, 2000 by and among the Company, McDATA Holdings Corporation and certain Investors.

(4.4)	Rights Agreement dated as of May 18, 2001, by and between the Company and the Bank of New York, as rights agent (Filed on Form 8-K dated May 21, 2001).

(4.5)	Form of Indenture dated as of February 7, 2003 by and between the Company and Wells Fargo Bank Minnesota, National Association (Filed on Form 8-K dated February 14, 2003).

(4.6)	Form of Registration Rights Agreement dated as of February 7, 2003 by and among the Company and the parties thereto (Filed on Form 8-K dated February 14, 2003).

(10.1)	Asset Transfer Agreement dated as of October 1, 1997 by and among the Company, EMC Corporation, and McDATA Holdings Corporation.

(10.2)	Investors’ Rights Agreement dated as of October 1, 1997 by and among the Company, EMC Corporation, McDATA Holdings Corporation and certain Investors (see Exhibit 4.2).

(10.3)	Amendment No. 1 to the Investors’ Rights Agreement dated May 23, 2000 by and among the Company, McDATA Holdings Corporation and certain Investors (see Exhibit 4.3).

(10.3.1)	Termination of Investors’ Rights Agreement, dated as of January 24, 2001, by and among the Company, McDATA Holdings Corporation and Certain Investors (Filed on Form 10-K for the fiscal year ended 2000).

(10.4)	Services Agreement dated as of October 1, 1997 by and among EMC Corporation, McDATA Holdings Corporation and the Company.

(10.5)	Letter Agreement dated April 19, 1999 by and between the Company and McDATA Holdings Corporation.

(10.6)	Technology Rights Agreement dated as of October 1, 1997 by and among the Company, EMC Corporation and McDATA Holdings Corporation.

(10.7)	Amended and Restated Tax Sharing Agreement dated as of May 31, 2000 by and among EMC Corporation, McDATA Holdings Corporation and the Company.

(10.8)	Form of Master Transaction Agreement entered into by and among the Company and EMC Corporation dated May 31, 2000.

(10.9)	Form of Indemnification and Insurance Matters Agreement entered into by and among the Company and EMC Corporation dated May 31, 2000.

(10.10)	Master Confidential Disclosure and License Agreement dated as of May 31, 2000 by and among the Company and EMC Corporation.

(10.11)+	Reseller Agreement dated as of February 22, 2000 by and between International Business Machines Corporation and the Company.

(10.12)	Amendment Number One to the Resale Agreement dated September 30, 2000 by and between International Business Machines Corporation and the Company.

(10.13)+	OEM Purchase and License Agreement dated as of May 19, 2000 by and between EMC Corporation and the Company.

(10.13.1)+	Amendment to OEM Purchase and License Agreement dated as of September 21, 2001, by and between EMC Corporation and the Company.

(10.14)+	Development Agreement dated as of May 19, 2000 by and between EMC Corporation and the Company.

(10.15)+	Manufacturing Agreement dated as of September 17, 1992 by and between SCI Systems, Inc. and the Company.

(10.15.1)+	Manufacturing and Purchasing Agreement dated as of December 14, 2001 by and between SCI Systems, Inc. and the Company (Filed on Form 8-K dated February 25, 2002).

(10.15.2)+	Manufacturing and Purchase Agreement effective as of March 1, 2003 by and between Sanmina-SCI Corporation and the Company (Filed on Form 10-K for the year ended December 31, 2002).

(10.16)+	OEM and License Agreement dated as of April 27, 1999 by and between Brocade Communication Systems, Inc. and the Company.

(10.17)	Lease dated September 12, 1997 by and between the Company and WHLNF Real Estate Limited Partnership.

(10.18)	Lease dated November 2, 1999 by and between the Company and the Mills Family LLC.

(10.19)	Lease dated May 28, 1997 by and between the Company and 1211486 Ontario Limited.

(10.19.1)	Lease dated October 6, 2000, by and between the Company and Amber Drive I, LLC (Filed on Form 10-Q for the fiscal quarter ended September 30, 2000).

(10.19.2)	Lease dated February 9, 2001 by and between the Company and Deutsche Bank (Filed on Form 10-K for the fiscal year ended 2000).

(10.19.3)	Participation Agreement dated February 9, 2001 by and between the Company and Deutsche Bank (Filed on Form 10-K for the fiscal year ended 2000).

(10.19.4)	Second Amendment to Participation Agreement dated November 9, 2001 by and between the Company and Deutsche Bank (Filed on Form 10-Q for the fiscal quarter ended September 30, 2001).

(10.19.5)	Third Amendment to Participation Agreement dated January 24, 2002 by and between the Company and Deutsche Bank (Filed on Form 8-K dated February 25, 2002).

(10.20)*	Form of Change of Control Severance Agreement.

10.20.1*	CEO Severance Agreement dated December 2003.

(10.21)*	1997 Stock Option Plan.

(10.21.1)*	2001 McDATA Equity Incentive Plan (Filed on Schedule 14A dated July 3, 2003).

(10.21.2)*	Employee Stock Purchase Plan (Filed on Schedule 14A Proxy Statement filed June 10, 2002).

(10.21.3)*	2003 McDATA Acquisition Equity Incentive Plan (Filed on Form S-8 dated September 22, 2003).

(10.22)*	Form of Stock Option Agreement for 1997 Stock Option Plan.

(10.23)*	Description of the Company’s Management Bonus Program.

(10.24)	Asset Purchase Agreement dated August 3, 2001 by and among the Company, SANavigator, Inc., Western Digital Corporation and Connex Inc. (Filed on Form 10-Q for the fiscal quarter ended September 30, 2001).

(10.25)*	Performance Incentive Bonus Plan (Filed on Form 10-K for the year ended December 31, 2002).

(10.25.1)	Agreement and Plan of Merger dated August 25, 2003 by and among the Company, Nice Acquisition, Inc. and Nishan Systems, Inc. (filed on Form 8-K dated August 25, 2003 as Exhibit 99.4).

(10.25.2)	Agreement and Plan of Merger dated August 25, 2003 by and among the Company, Whitney Acquisition, Inc. and Sanera Systems, Inc. (filed on Form 8-K dated August 25, 2003 as Exhibit 99.5).

(10.26)*	Executive Performance Incentive Bonus Plan (Filed on Form 10-K for the year ended December 31, 2002).

(10.27)*	Chairman of the Board of Directors Performance Incentive Bonus Plan (Filed on Form 10-K for the year ended December 31, 2002).

31.1	CEO Certification required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	CFO Certification required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

( )	Exhibits previously filed in the Company’s Registration Statement on Form S-1, SEC File No. 333-38106, declared effective on August 8, 2000 or filed in the Company’s periodic filings as specifically noted.

+	Portions of these Exhibits have been omitted and filed separately with the Securities and Exchange Commission pursuant to an order for confidential treatment.

*	Executive compensation plans and arrangements.

(b)	Reports on Form 8-K

The Company filed the following reports on Form 8-K through the filing of this Form 10-Q. Information regarding the items reported on is as follows:

Date	Item Reported On
August 25, 2003	Item 5, 7 and 9. We filed press releases announcing second quarter 2003 results, the Nishan Systems, Inc. and Sanera Systems, Inc. acquisitions and an investment in Aarohi Communications.

September 19, 2003	Items 5 and 7. We filed a press release announcing our close of the Nishan Systems, Inc. acquisition.

October 1, 2003	Items 5 and 7. We filed a press release announcing that we had closed our acquisition of Sanera Systems, Inc. after close of business on September 30, 2003. In addition, we discussed the ongoing Rule 10b5-1 Stock Selling Plans for John McDonnell, the Chairman of the Company, and his spouse, and Mike Gustafson, the Vice President of Worldwide Marketing.

November 6, 2003	Items 7 and 12. We filed a press release announcing preliminary third quarter results.

November 13, 2003	Items 5 and 7. We filed an amendment to our September 19, 2003 8-K filing the required audited, unaudited and pro forma financial statements for Nishan Systems, Inc.

November 25, 2003	Item 5. We disclosed the announcement that Alain Andreoli, the Company’s Executive Vice President of Worldwide Sales and Service, resigned effective December 1, 2003 to pursue another business opportunity.

November 26, 2003	Item 7. We filed an amendment to our October 1, 2003 8-K filing the required audited, unaudited and pro forma financial statements for Sanera Systems, Inc.

December 2, 2003	Items 7, 9, and 12. We filed a press release announcing third quarter 2003 results.

December 4, 2003	Item 5. The Board of Directors of McDATA Corporation (the “Company”) elected M. Alex Mendez as a Class III Board Member and a member of the Board’s Technology Committee.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McDATA CORPORATION

By:	/s/ ERNEST J. SAMPIAS

Ernest J. Sampias
Senior Vice President of Finance and Chief Financial Officer

March 5, 2004