Form 10-K
period 2004-01-31
MCDATA CORP
filed 2004-04-15
CIK 731502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended January 31, 2004

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
Telephone Number (720) 558-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Each Exchange on Which Registered
McDATA Class B Common Stock ($0.01 per share, par value)	Nasdaq National Market

Securities registered pursuant to Section 12(g) of the Act:

McDATA Class A Common Stock

($0.01 per share, par value)

Nasdaq National Market

At April 2, 2004, approximately 81,000,000 shares of the registrant’s Class A Common Stock were outstanding and approximately 36,468,048 shares of the registrant’s Class B Common Stock were outstanding. At July 31, 2003, the aggregate market value of the registrant’s Class A Common Stock held by non-affiliates was approximately $871 million and the aggregate market value of the registrant’s Class B Common Stock held by non-affiliates was approximately $285 million.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes  ☒  No  ☐

McDATA Corporation

Form 10-K

McDATA Corporation

FORM 10-K

Special Note Regarding Forward-Looking Statements

Some of the information presented in this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Although McDATA Corporation (“McDATA” or the “Company,” which may also be referred to as “we,” “us” or “our”) believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its businesses and operations; there can be no assurance that actual results will not differ materially from our expectations. Factors that could cause actual results to differ materially from expectations include:

•                  changes in our relationship with EMC Corporation, or EMC, International Business Machines Corporation, or IBM, and Hitachi Data Systems, or HDS, and the level of their orders;

•                  our ability to successfully increase sales of McDATA’s multi-protocol network switches and management software, including SANavigator®;

•                  competition in the multi-protocol (Fibre Channel and IP) network market, including competitive pricing pressures and product give-aways, by our competitors such as Brocade Communication Systems, Inc., or Brocade, QLogic Corp, or QLogic, Computer Network Technology Corporation, or CNT, Cisco Systems, Inc., or Cisco, and other IP and multi-protocol switch and software suppliers;

•                  additional manufacturing and component costs and production delays that we may experience as we continue the transition to new products;

•                  a loss of any of our key customers (and our OEMs’ key customers), distributors, resellers, suppliers or our manufacturers;

•                  our ability to expand our product offerings and any transition to new products (including higher port density, multi-protocol and intelligent network products);

•                  any change in business conditions, our business and sales strategy or product development plans, and our ability to attract and retain highly skilled individuals;

•                  any industry or technology changes that cause obsolescence of our products or components of those products;

•                  one-time events and other important risks and factors disclosed previously and from time to time in our filings with the U.S. Securities and Exchange Commission, or SEC, including the risk factors discussed in this Annual Report; and

•                  the impact of any acquisitions by us of businesses, products, or technologies, including difficulties in integrating any acquisitions.

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

Part I

ITEM 1. Business

Who We Are

McDATA Corporation provides Multi-Capable Storage Network Solutions™ (integrating multiple platforms, networks, protocols and locations) that enable end-customers around the world to better consolidate and utilize their storage infrastructure, easily manage the storage network, and implement best-in-class business continuance solutions. McDATA solutions are an integral part of data services infrastructures sold by many major storage and system vendors, including Dell Products L.P. (Dell), EMC Corporation (EMC), Hewlett-Packard (HP), Hitachi Data Systems (HDS), International Business Machines Corporation (IBM), StorageTechnology Corporation (STK) and Sun Microsystems, Inc. (Sun).  The Company was reorganized and incorporated in the state of Delaware in October of 1997.

McDATA provides storage area networking (SAN) solutions, including hardware and software, for connecting servers and storage devices from the core to the edge of an enterprise’s data infrastructure, and heterogenous SANs via our SAN Routing capabilities.  Our solutions include hardware and software products, professional services and education that enable businesses to scale their operations globally through a comprehensive, manageable, flexible data infrastructure that is optimized for rapid deployment and responsiveness to customer needs. We combine experience in designing, developing and manufacturing high performance SAN solutions with knowledge of business critical applications, service and support to solve data infrastructure challenges facing enterprises of varying sizes.

Recent Developments

Acquisitions

On September 19, 2003, we completed our acquisition of Nishan Systems, Inc. (Nishan), a provider of native IP storage switching solutions that builds open storage networking products based on IP and Ethernet, both international networking standards. The Nishan transaction accelerates our delivery of multi-protocol inter-networking capabilities that scale data center storage networks and extend storage network benefits across the campus, the enterprise and geographies. On September 30, 2003, we completed our acquisition of Sanera Systems, Inc. (Sanera), a producer of intelligent Director class switching platform technologies.  The acquisition of Sanera, when combined with McDATA technologies, extends our multi-capable storage-networking director platform and accelerates our vision of delivering a real-time storage services infrastructure.  On August 25, 2003, we also made an equity investment in Aarohi Communications, Inc.

Hardware Products

SAN Fibre Channel Directors

We are a leading provider of high availability SAN directors with our Intrepid™ 6140 Director (140 ports) and Intrepid™ 6064 Director (64 ports). The Intrepid™ 6140 Director provides high-availability and high-port density within 12u (“u” equals 1.75 inches in height) of vertical space, enabling 420 ports to reside in a single McDATA Fabricenter® Cabinet or any other industry standard rack.  The full line of Intrepid™ Directors are flexible building blocks for storage networks with hundreds and even thousands of connections.

The distinction between a director-class environment and a simple combined or clustered switching solution environment is significant at the core of the data center. Our directors offer full redundancy, “five-nines” (99.999%) of availability, ultra-high predictive performance provided by a non-blocking architecture, security and highly integrated centralized management provided through software management tools. McDATA’s directors provide customers with high performance, high availability solutions to network storage. Both the Intrepid™

6140 Director and Intrepid™ 6064 Director provide optimal port granularity with 4 ports per card module, with 35 swappable port card modules per chassis for a total of 140 ports, and 16 swappable port card modules per chassis for a total of 64 ports, respectively. In the rare event of a single port failure, only one port module in a director would be affected and can be replaced without network disruption.  Therefore, the McDATA Intrepid™ Director provides very low disruption to the network, with only 4 ports being affected in the rare event of a port failure, unlike a similar failure with a combined or clustered switching solution that has sixteen ports per module. In addition, the extensibility and openness of our architecture provides customers with investment protection by providing a platform that can be upgraded to new performance levels and protocols including FICON, or mainframe multi-speeds, such as 1 Gb and 2 Gb; and has a passive backplane allowing for multi-protocol transmission in the future. As a result of our acquisition of Sanera, we plan to introduce the Intrepid™ 10000 Director, which will be fully interoperable with McDATA’s current products, after qualification testing with our sales channels is completed.

SAN Fibre Channel Fabric Switches

For small and mid-sized enterprises that want high performance features at a cost effective “pay as you grow” upgrade price, we offer the Sphereon™ Family of Fabric Switches with flexport technology.  The Sphereon™  4500  delivers “connectivity-on-demand” in 8 port increments (8, 16 and 24 ports) and the Sphereon™ 4300 Fabric Switch delivers “connectivity-on-demand” in 4 port increments (4, 8 and 12 ports). When upgrading a switch from 8 ports to 12 ports, for example, the end-customer simply purchases a flexport upgrade, and implements the upgrade using a simple software feature enablement key which upgrades the switch non-disruptively. With each Sphereon™ Fabric Switch we offer web-based management software known as SANPilot™. SANPilot™ provides the features necessary to easily manage small SAN fabrics. The Sphereon™ 4000-Series (4500 and 4300) Fabric Switches also offer non-disruptive software code load and activation (HotCAT Technology), hot-plug capable transceivers, fibre channel loop connectivity for storage consolidation (directly attaching disk or tape and maximizing storage utilization) and other industry leading features.

For larger departments within a data center, we offer the Sphereon™ 3232 Fabric Switch.  The Sphereon™ 3232 Fabric Switch is also available for FICON environments and offers HotCAT Technology (non-disruptive code load and activation), redundant power and cooling, hot-plug capable transceivers and other industry leading features. With each Sphereon™ 3232 Fabric Switch we also include our web-based management software, SANPilot™ at no additional cost.

Multi-Protocol IP Storage Switches and Internetworking Switches

For enterprises that want to leverage their fibre channel storage network infrastructure and their IP networks to consolidate storage infrastructures across the campus, the enterprise and geographies, we offer the Eclipse® IPS 4300 multi-protocol IP Storage Switch (16 multi-service ports), the Eclipse® IPS 3300 multi-protocol IP Storage Switch (8 multi-service ports) and the Eclipse® 1620 SAN Inter-networking Switch.  These switch solutions allow for integrated disaster recovery architectures, and cost effective integration of low-end servers and applications into the storage network. The Eclipse® IPS 4300 and 3300 switches also provide SAN routing capabilities, allowing end-customers to consolidate heterogeneous SANs and share data between heterogeneous storage environments, while at the same time isolating faults from propagating between SANs with fault isolation technology. With the Eclipse® line of switch products we offer our SANvergence® Manager software.

Cabinets

Our Fabricenter® Cabinet supports internal cable management for 512 Fibre Channel cables and provides 36u of vertical space while occupying only one tile width (24”) of valuable data center floor space. Its sleek, industrial design provides maximum airflow, security and visibility of equipment. The Fabricenter® Cabinet can house our Intrepid™ ,  Sphereon™  and Eclipse® line of products.  These cabinets, when populated with our director, switch and software products, represent our configured products.

Software Products

Through our Extendable Open Network (EON) software architecture, we offer open, end-to-end SAN management through a layered software approach. Our SANavigator® software provides complete SAN monitoring, management, visualization and control of heterogeneous fabric environments. Our Enterprise Fabric Connectivity Manager (EFCM) software systematically simplifies the setup and configuration of a SAN with our SAN directors and fibre channel fabric switches, and provides fabric level SAN management and administration. Both SANavigator® and EFCM software can be run locally on the server platform or remotely on any network-attached workstation in the enterprise. We recently integrated certain features of our SANavigator® software into EFCM, providing end-customers and our sales channels the flexibility to purchase only those modules that fit their business strategies.

Our Element Manager (EM) software (formerly known as Product Manager software) provides device level management and administration of our SAN fibre channel directors and fabric switches. Our Enterprise Operating System™ (E/OS) operating system software is embedded in our directors and switches and forms the foundation for our Enterprise Architecture providing a myriad of advanced services to upper layers of software applications including HotCAT™ Technology. Our SAN Internetworking Operating System (SIOS) software is embedded in our Eclipse® line of switch products and our SANvergence® Manager is a collection of software tools for managing an IP storage fabric consisting of Eclipse® switches and gateways.  Our FICON Management Server software is available with our Intrepid™ Directors and the Sphereon™ 3232 Fibre Channel Fabric Switch to provide mainframe customers with single-console management of FICON storage networks from the mainframe console.  Our web-based management software known as SANPilot® is available in our Sphereon™ line of switch products. Our SANtegrity® Security Suite software applies layers of security to individual storage network ports, switches and entire fabrics, limiting exposure to intentional security threats and accidental changes to the storage network.

Professional Services and Solutions

Our Professional Services group provides our customers with some of the most experienced and comprehensive storage network consulting services and solutions in the industry.  Our full line of service offerings and state-of-the-art tools such as ProSADA™ and SANavigator® allow customers to efficiently plan, implement, and manage complex storage networks worldwide. We provide customers with complete solutions that solve critical customer problems such as consolidation and data protection allowing the customers to focus on their business mission with the assurance of high availability and functionality. We also provide technology-centric, vendor-neutral storage network training to IT professionals through our Learning Services group.  Our training emphasizes system-level solutions by providing IT professionals the skills necessary to be effective in today’s multi-vendor, heterogeneous storage networking environments.

Technology

We have developed ASIC (Application Specific Integrated Circuit) technology that serves as the foundation for the development of our complete family of SAN products. These ASICs combine a number of Fibre Channel functions in a single chip, reducing the number of components needed in our fibre channel directors and switches.  Our ASICs are used in our current fibre channel directors and fibre channel fabric switch products and we intend to use variations of such ASICs in our future products.

The implementation of our Fibre Channel directors and switch architecture is based on a common hardware and software design. The architecture enables product designs that span from the high-end data center to low-end workgroup storage computing environments with gigabit performance and 24x7 operation.

Our technology/architecture allows us to offer director-class products with a higher number of data transmission ports in less space than similarly sized competitive products. This architecture allows end-customers to maximize space in their data centers.  Our Intrepid™ 6140 and Intrepid™ 6064 Directors utilize a durable serial crossbar non-blocking architecture, which allows for the maximization of usable ports because none of our director ports needs to be diverted to other network switches – unlike developed architectures based upon small port-count switches in a meshed switch environment. Our current architecture enables us to address large enterprise core-to-edge customer fabrics with thousands of ports.  The architecture supports transmission of up to 2 gigabits per second and is designed to support transmission of up to 10 gigabits per second in the future. The flexibility of our architecture provides customers with investment protection by allowing the director platform to be upgraded from 1 gigabite, to 2 gigabits and to 10 gigabits, when generally available, as well as future technology protocols like IP, iSCSI and Infiniband (IB).

Our current director products include, and we expect our future products will include, many of the following characteristics:

•                  system status monitoring;

•                  ability to replace faulty internal component parts without interruption of data transmission;

•                  non-disruptive serviceability;

•                  automated component failure detection and reporting;

•                  user friendly operation;

•                  automated call home features;

•                  network management that supports both in-band and out-of-band systems; and

•                  network management via our SANavigator®, EFCM, Element Manager, E/OS,  SANPilot®, and SANvergence® Manager software products.

Customers

Three major customers, EMC, IBM and HDS, are significant providers of enterprise storage systems. For the fiscal year ending January 31, 2004, EMC accounted for approximately 56% (54% in 2002), IBM accounted for approximately 21% (down from 25% in 2002), and HDS accounted for approximately 10% (up from 9% in 2002) of our total revenue. McDATA solutions are offered and sold by other major storage and system vendors, including Dell, HP, STK and Sun. In addition to our storage and system vendors, we have relationships with resellers, distributors and systems integrators worldwide.  Expanding our reseller, distributor and system integrator channels into Small Medium Enterprise (SME) and vertical markets will be a strategic focus for us as we continue to expand our business.

Backlog

We manufacture our products on the basis of our forecast of near-term demand and maintain inventory in advance of receipt of firm orders from customers. Some of our products are configured to customer specifications and are generally shipped by us, via our contract manufacturers, shortly after receipt of the order. For this reason, our backlog at any particular time is not meaningful to our business because it is not necessarily indicative of future sales levels.

Sales and Marketing

Our sales and marketing approach is focused on an indirect sales model executed through OEMs and large resellers, such as EMC, IBM, HDS, HP, STK, Sun and Dell, and our distributors and system integrators. We support these distribution customers in a direct-assist sales model with our field sales and service personnel. In order to be competitive, we may need to increase our field sales team and we may need to enhance our direct-assist model and contact with end-user customers to create product pull through our channels. With regard to our Eclipse® line of Internetworking Switch products and our SANavigator® software, we sell primarily through reseller, systems integrator and distributor channels, and directly to end-user customers as necessary.  We also offer our Professional Services directly and indirectly through a number of our channels and other service providers. Our Professional Services group is recognized within the industry as technical experts with proven system design and deployment methodologies and comprehensive multi-protocol education curricula.

Our OEMs and several of our large reseller customers incorporate our directors and switches into their end-user customer products that are installed and field-serviced by the partner’s technical support organizations.  IBM Global Services provides our first level of field support for all products that are sold through IBM and IBM Global Services and Anacomp provide first level field support for products sold through our indirect channel partners (generally, system integrators, smaller resellers and distributors).  The sales cycle used in selling to an OEM and large reseller customer can vary significantly in terms of its length and complexity. Often, it involves the use of our testing labs or those of our strategic partner to qualify the products through substantial testing. It also often involves the submission of proposal documentation and presentations to such customers. This sales process generally involves the combined efforts of our sales and marketing, engineering and management teams and can take from several weeks to more than one year.

In December of 1999, we entered into a distribution agreement with HDS that governs HDS’ resale of our products.  In May of 2000, we entered into a five-year agreement for EMC to remarket, or rebrand, and resell our products to end-user customers or for EMC to purchase our products for internal use. Under the terms of this agreement, we provide varying degrees of support to EMC for those products. We also entered into a resale agreement with IBM in February of 2000 and another resale agreement in August of 2003 that governs IBM’s purchases of our products and appoints IBM as a non-exclusive authorized reseller of our products and services to IBM resellers and end-user customers.  In August 2002, January 2003 and February of 2003, we entered into purchase agreements with Dell, STK, and Sun, respectively.  None of these agreements provide for the purchase of a guaranteed minimum amount of product.

As of January 31, 2004, our sales organization was located in several major cities in the United States, Canada, Germany, the United Kingdom, Japan, Austria, France, Italy, Norway, Australia, Hong Kong, Korea, Switzerland, Singapore and China. Our sales and marketing organization includes field sales personnel, systems engineers, channel sales professionals, educational services providers and sales operations professionals.

For financial information about geographic areas and segments, see Note 14 “Segment Information,” of the Notes to Consolidated Financial Statements

Customer Service, Support and Solutions

We provide technical support to our OEM and reseller customers and to systems integrators, enabling them to provide technical support to their end-user customers. We do this by providing training and documentation together with 24x7 support.  When a customer issue originates from our call center, we typically remain in contact with the customer until the issue is resolved.  Our customer support includes a comprehensive array of full-service support elements, including: 24x7 call home monitoring; spare parts depots; direct support through IBM Global Services and Anacomp; field engineers, manufacturer-based technical support specialists and regional support specialists available to handle on-site requirements. We have been certified to ISO9001 standards since 1994 and we are now certified to ISO9001:2000 standards.

Manufacturing

Our leased manufacturing facility, located in Louisville, Colorado, is currently 91,000 square feet. In May 2004, upon renewal of the operating lease, we plan to reduce the size of this leased facility to approximately half of its current size given the manufacturing outsourcing efforts we have implemented. We perform customer service repair and logistics in this facility. We currently anticipate that this facility will be adequate for our activities for the foreseeable future.  Since

November of 2001, we have been transitioning to a more outsourced manufacturing model by moving a number of manufacturing tasks to our contract manufacturers. Please see Note 13 “Commitments” of the Notes to Consolidated Financial Statements for a further discussion of our outsourcing activities.

We subcontract a majority of our production activities, including the manufacture, assembly and testing of a substantial portion of our products. Sanmina–SCI, Inc. (SSCI) is the contract manufacturer for our printed circuit boards, and they perform assembly, testing, box build and cabinet integration for our directors.  SSCI also manufactures our Sphereon™ 3232 Fabric Switch. SSCI manufactures these products in Fountain, Colorado.  Solectron Corporation (Solectron) is the contract manufacturer for our Sphereon™ 4500 and 4300 Fabric Switches and for our Eclipse® 1620 Switch. Solectron manufactures these products in Austin, Texas and Guadalajara, Mexico.  SSCI and Solectron have multiple sites in multiple countries that can be used to significantly expand their manufacturing capacity.  Pycon Incorporated (Pycon) manufactures the Eclipse® 3300 and 4300 Switch products in San Jose, California.  We currently depend upon LSI Logic and IBM for the production of all of our custom ASICs.

We depend on SSCI, Solectron, Pycon, IBM, LSI Logic and our other subcontractors to deliver high-quality products in a timely manner, but we cannot be assured that they will be able to do so.  We do not have long-term supply contracts with any of our subcontractors and we are subject to component supply shortages.

We design test processes for all of our products to identify the causes and measure the frequency of product failures. We and our major suppliers use these test processes in connection with the manufacture of our products. For certain of our high reliability products, our tests include environmental stress screening, which seeks to ensure product performance and reduce premature product failures, and other test processes, designed to identify product defects prior to shipping. In addition to qualifying our products, we also qualify our component suppliers based on their ability to manufacture components within defined specifications.

Research and Development

The SAN and other information infrastructure markets are characterized by rapid technological change, including changes in customer requirements, frequent new product introductions and enhancements, and evolving industry standards. We believe that continued research and development efforts are an important factor in our ability to maintain technological competitiveness. We employ individuals in engineering and development efforts that are focused on the development, enhancement and testing of directors and switches, ASICs and the associated software offerings that address the needs of the SAN market. We intend to dedicate resources to the continued development of the Fibre Channel and other protocol standards, and to achieve interoperability with the storage networking devices of other companies.  Finally, our Systems Integration Lab located in Broomfield, Colorado is the industry’s premiere fibre channel switched fabric interoperability lab and is staffed by fibre channel and open systems experts.

Our research and development expenditures were approximately $89 million in fiscal year 2003, $59 million in fiscal year 2002, and $49 million in fiscal year 2001.

Competition

The market for our multi-protocol SAN switching hardware and software products is highly competitive, especially with the entrance of competitors from the IP based switch market. Our competitors are providing SAN switching hardware and software that is multi-protocol capable such as Fibre Channel over IP (FCIP), SCSI over Internet (iSCSI), Internet Fibre Channel (iFCP) and InfiniBand(IB). Our competitors in the this market include Brocade, CNT, Cisco, QLogic Corp., Emulex Corporation (which recently acquired Vixel Corporation), Broadcom Corporation (which acquired the assets of Gadzoox Networks), Veritas Software Corporation, Fujitsu Softech and others, including storage hardware device providers. Given the recent market share gain by Cisco, other IP-based switching companies such as Juniper, Extreme, and Foundry may enter the market for multi-protocol SAN products. A number of our current and potential competitors have longer operating histories, greater name recognition, access to larger customer bases, more established distribution channels and substantially greater financial and managerial resources. Given the highly competitive market, we anticipate continued elongated sales cycles and continued pricing pressures.  To remain competitive, we may have to substantially increase headcount in our direct-assist sales model to enhance direct end-user customer touch.

Intellectual Property

Our success depends on our ability to protect our proprietary technology and to operate without infringing the proprietary rights of third parties. We rely on a combination of patents, copyrights, trademarks and trade secrets, as well as confidentiality agreements and other contractual restrictions with employees and third parties, to establish and protect our proprietary rights. We cannot be assured that the steps we take to protect our intellectual property will adequately protect our proprietary rights; that others will not copy or otherwise obtain and use our products and technology without authorization, independently develop or otherwise acquire equivalent or superior technology; or that we can maintain such technology as trade secrets.  In addition, the laws of some of the countries in which our products are or may be sold may not protect our proprietary rights as fully as do the laws of the United States.

Currently, we hold 37 U.S. patents and have 50 additional U.S. patents pending (including 13 pending for SANavigator®). We are seeking additional patent protection for certain additional aspects of our technology. However, it is possible that patents may not be issued for these applications. It is possible that litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of our resources and could materially harm our business. From time to time, we have received, and may receive in the future, notice of claims of infringement of other parties’ proprietary rights. Infringement or other claims could be asserted or prosecuted against us in the future, and it is possible that past or future assertions or prosecutions could harm our business. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause delays in the development and release of our products, or require us to develop alternative non-infringing technology or enter into royalty or licensing arrangements. Such royalty arrangements, if required, may not be available on terms acceptable to us, or at all. For these reasons, infringement claims could materially harm our business.

Under the terms of the May 2000 Master Confidential Disclosure and License Agreement between EMC and us, EMC has granted us a license to then existing EMC patents and we granted EMC a license under then existing McDATA patents.  If we are acquired, our acquirer will retain this license as long as our acquirer grants to EMC a license under all of the acquirer’s patents for those products licensed under the agreement under the same terms as the license we have granted to EMC under the agreement. The potential for a loss of the license from EMC after an acquisition may make an acquisition of us by a third party unlikely.

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

Employees

At January 31, 2004, we had 1022 full-time employees. Of these employees, 412 were engaged in engineering and development, 352 in sales and marketing, 105 in manufacturing and customer support, and 153 in finance and administration. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good. In January 2004, we announced a 9% reduction in force (RIF) of our employee base (See Note 4 to our Notes to the Consolidated Financial Statements). We currently anticipate that we will only need to hire additional employees for sales and certain other critical positions in 2004 to meet the expected growth of our business.

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

380 Interlocken Crescent

Broomfield, Colorado 80021

(720) 558-8000

Risk Factors

Risks Relating to Our Business

Changing Market Conditions and Increased Competitive Risks.

The market for our multi-protocol storage area networking (SAN) products and solutions has grown and will continue to become more competitive with (a) the entrance of new competitors from the IP based switching market into our market, (b) pricing pressures resulting from this increase in competitive SAN networking products and solutions, (c) challenges to our direct-assist sales model with distribution through channels when our competitors engage end-user customers directly or otherwise have the ability to drive end-user customer preference for SAN equipment through their traditional IP networking presence and relationships, and (d) anticipated competition from our own storage OEM partners through their recent acquisitions of, or alliances with, competitive software management products and/or application providers that would utilize the intelligence in the network. As a result of these market changes, we anticipate continued lengthened sales cycles and price erosion in an environment where storage OEM certification of our products may still be required for end-user customer acceptance. Given our direct-assist sales model with distribution through our channel partners, we are highly dependent upon our channel partners’ relationships with end-user customers to promote the value of our products. If our channel partners do not promote the value of our products or competitors begin to control end-user customer preference, we may lose sales in key enterprise accounts that would materially adversely affect our revenues.

We are highly dependent on our OEM sellers, especially EMC, and efforts by them to reduce the prices of their suppliers may decrease our revenue and gross margins.

We are highly dependent on our OEM partners, especially EMC, and efforts by them to reduce the prices of their suppliers may decrease our revenue and gross margins.  For example, given our concentration of sales with EMC, the revenue shortfall with EMC experienced in the fiscal quarter ending October 31, 2003 and EMC’s public statements that they will further reduce their suppliers’ prices, we may experience unanticipated decreases in sales revenue and gross margins that may lead us to be unprofitable. The above-mentioned factors may also strain business relationships with our storage OEM partners and may adversely affect the qualification and certification of our products. Moreover, the introduction of such new products and any pending qualification and certification by our partners may stall sales of our existing products with end user customers.  Given the dependencies on our limited number of OEM resellers combined with an increasingly competitive environment, we may experience continued adverse price pressures at critical times near the end of the fiscal quarters.

New competitors have entered this market and we may not be able to successfully compete against existing or potential competitors.

The market for our multi-protocol SAN switching hardware and software products is highly competitive, especially with the entrance of competitors from the IP based switch market. Our competitors are providing or plan to provide SAN switching hardware and software that is multi-protocol capable (such as Fibre Channel over IP (FCIP), SCSI over Internet (iSCSI), Internet Fibre Channel (iFCP) and InfiniBand). Our competitors in the this market include Brocade, CNT, Cisco, QLogic Corp., Emulex Corporation (which recently acquired Vixel Corporation), Broadcom Corporation (which acquired the assets of Gadzoox Networks), Veritas Software Corporation, Fujitsu Softech and others, including storage hardware device providers. Given the market share gain by Cisco, other IP based switching companies such as Juniper, Extreme, Foundry and others may enter the market for multi-protocol SAN products. Many of our competitors and potential competitors have longer operating histories, greater name recognition, access to larger customer bases, more established distribution channels and substantially greater financial and managerial resources than McDATA. Given the highly competitive market, we anticipate continued lengthened sales cycles and continued downward pricing pressures.  To be competitive, we may have to substantially increase headcount in our direct-assist sales model and migrate to a direct end-user customers touch and possibly to direct sales, which we may not be able to do successfully and which, in any case, will increase expenses. Continued or increased competition could result in pricing pressures, reduced sales, reduced margins, reduced profits, reduced market share, further elongating of sales cycles, or the failure of our products to achieve or maintain market acceptance.

We incurred a substantial loss for the fiscal years ended January 31, 2004, December 31, 2002 and December 31, 2001 and may not be profitable in the future.

We incurred losses of $43.1 million, $10.0 million and $8.7 million, respectively, for the fiscal years ended January 31, 2004, December 31, 2002 and December 31, 2001.  Our future operating results will depend on many factors, including the growth of the multi-protocol (Fibre Channel and IP) market, market acceptance of new products we introduce, demand for our products, levels of product and price competition and our reaching and maintaining targeted costs for our products. In addition, we expect to incur continued significant product development, sales and marketing, and general and administrative expenses. We cannot provide assurance that we will generate sufficient revenue to achieve or sustain profitability.

The prices and gross margins of our products may decline, which would reduce our revenues and profitability.

In response to changes in product mix, competitive pricing pressures, increased sales discounts, introductions of new competitive products, product enhancements by our competitors, increases in manufacturing or labor costs or other operating expenses, we may experience declines in the prices, gross margins and profitability. To maintain our gross margins we must maintain or increase current shipment volumes, develop and introduce new products and product enhancements and reduce the costs to produce our products. Moreover, most of our expenses are fixed in the short-term or incurred in advance of receipt of corresponding revenue. As a result, we may not be able to decrease our spending to offset any unexpected shortfall in revenues. If this occurs, we could incur losses, and our revenue, gross margins and operating results may be below our expectations and those of investors and stock market analysts.

We depend on two key distribution relationships for most of our revenue and the loss of either of them could significantly reduce our revenues.

We depend on EMC and IBM, for a significant portion of our total revenue. Sales to EMC and IBM represented approximately 56% and 21%, respectively, of our revenue for the fiscal year ended January 31, 2004. We anticipate that our future operating results will continue to depend heavily on sales to EMC and IBM. EMC and IBM resell products offered by our competitors, and nothing restricts EMC and IBM from expanding those relationships in a manner that could be adverse to us. Therefore, the loss of either EMC and IBM as a customer, or a significant reduction in sales to either EMC and IBM could significantly reduce our revenue. While we are aware that Dell sources some of our switch product through EMC, it is unclear whether this mitigates our dependency on EMC. Our product sales agreements with sales partners do not provide for the purchase of a guaranteed minimum amount of product.

We currently have limited product offerings and must successfully introduce new products and product enhancements that respond to rapid technological changes and evolving industry standards.

For the fiscal year ended January 31, 2004, we derived a significant portion of our revenue from sales of our director-class IntrepidTM switch products. We expect that revenue from our director-class IntrepidTM switch products will continue to account for a substantial portion of our revenue for the foreseeable future. Factors such as performance, market positioning, the availability and price of competing products, the introduction of new technologies and the success of our OEM, reseller and systems integrator customers will affect the market acceptance of our products.  Therefore, continued market acceptance of these products and their successor products, along with our SphereonTM and Eclipse® switches, are critical to our future success.

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

We are currently developing products that contain untested devices and subassemblies. As with any development, there are inherent risks should such devices or subassemblies require redesign or rework. In particular, in conjunction with the transition of our products from fibre channel to multi-protocol, 2 Gb to 4Gb to 10 Gb transmission speed technology, higher port densities, and advanced management capabilities, we will be introducing products with new features and functionality, such as our next generation director-class switch product, the Intrepid™ 10000 Director. We face risks relating to this product transition, including risks relating to getting storage and system OEMs to qualify such products, forecasting of demand, as well as possible product and software defects and a potentially different sales and support environment due to the complexity of these new systems. Finally, if we fail to introduce new products timely, or to add new features and functions to existing products to compete against new entrants in the market, or if there is no demand for these or our current products, our business could be seriously harmed.

Risks related to recent acquisitions.

In September 2003, we closed our acquisitions of Nishan Systems, Inc. (Nishan) and Sanera Systems, Inc. (Sanera). While management believes that such acquisitions are an integral part of their long-term strategy, there are risks and uncertainties related to acquiring companies that have limited or no product sales to date. Our success depends upon integrating Nishan and Sanera with McDATA, finalizing the development of such products, retaining critical employees from the acquired companies, qualifying such products with our OEM and reseller partners and ramping sales of those products with such partners.

Our business is subject to risks from global operations.

We conduct significant sales and customer support operations in countries outside of the United States and also depend on non-U.S. operations of our contract manufacturers, and our distribution partners. Further, we utilize an India based firm to provide certain software engineering services, and our virtualization chip supplier, Aarohi Communications, is also reliant on offshore engineering. We derived approximately 33% of our revenue for the fiscal year ended January 31, 2004, from customers located outside of the United States. We believe that our continued growth and profitability will require us to continue to expand marketing and selling efforts internationally. We have limited experience in marketing, distributing and supporting our products internationally and may not be able to maintain or increase international market demand for our products. In addition, our international operations are generally subject to inherent risks and challenges that could harm our operating results, including:

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

•                  compliance with international standards that differ from domestic standards;

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

Unforeseen environmental costs could impact our future net earnings.

Some of our operations use substances regulated under various federal, state and international laws governing the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. Certain of our products are subject to various federal, state and international laws governing chemical substances in electronic products. We could incur costs, fines and civil or criminal sanctions, third-party property damage or personal injury claims if we were to violate or become liable under environmental laws. The ultimate costs under environmental laws and the timing of these costs are difficult to predict.

The European Union has finalized the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. This directive must now be enacted and implemented by individual European Union governments by August 13, 2004 (such legislation together with the directive, the “WEEE Legislation”), and certain producers are to be financially responsible under the WEEE Legislation beginning in August 2005. In addition, the European Parliament has enacted a requirement for the recovery of hazardous substance (RoHS).  This legislation governs the recovery of such substances as mercury, lead, cadmium, and hexavalent cadmium. We are currently reviewing the applicability of WEEE and RoHS Legislation to our electronic products.  Accordingly, we cannot currently estimate the extent of increased costs resulting from the WEEE and RoHS Legislation. Similar legislation may be enacted in other geographies, including federal and state legislation in the United States, the cumulative impact of which could be significant costs.

Increased international political instability may decrease customer purchases, increase our costs and disrupt our business.

Increased international political instability as demonstrated by the September 11, 2001 terrorist attacks, disruption in air transportation and enhanced security measures as a result of the terrorist attacks and increasing tension in the Middle East, may hinder our ability to do business and may increase our costs. Additionally, this increased instability may, for example, negatively impact the capital markets and the reliability and cost of transportation and adversely affect our ability to obtain adequate insurance at reasonable rates or require us to incur costs for extra security precautions for our operations. In addition, to the extent that air transportation is delayed or disrupted, the operations of our contract manufacturers and suppliers may be disrupted, particularly if shipments of components and raw materials are delayed. If this international political instability continues or increases, our business and results of operations could be seriously harmed and we may not be able to obtain financing in the capital markets.

If we lose key personnel or if we are unable to hire additional qualified personnel, we may not be successful.

Our success depends to a significant degree upon the continued contributions of our key management, technical, sales and marketing, finance and operations personnel, many of whom would be difficult to replace. In particular, we believe that our future success is highly dependent on our senior executive team. In the past we have experienced high turnover in our senior executive team. A significant portion of the current senior executive team was hired during the last year and a half. Although our senior executive team consists of experienced members, many of them are new to our company and industry and have only worked with each other for a relatively short period of time. As a result they may not operate efficiently as part of an integrated management team.

In addition, our engineering and product development teams are critical in developing our products and have developed important relationships with customers and their technical staffs. The loss of any of these key personnel, including our senior sales staff, could harm our operations and customer relationships. We do not have key person life insurance on any of our key personnel. Given our recent acquisitions of Nishan and Sanera, a large percentage of our engineering development team is now located in California, is new to the Company and may not operate as efficiently during the transition period. In January 2004, we announced a 9% reduction in-force (RIF) of our employee base and we are closing down our Canadian engineering operations.

We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing, and finance and operations personnel. If we increase our production and sales levels, we will need to attract and retain additional qualified skilled workers for our operations. In the last year, there has been an increasing demand for such personnel by companies, some of which are larger and have greater resources to attract and retain highly qualified personnel. We cannot assure you that we will continue to be able to attract and retain qualified personnel, or that delays in hiring required personnel, particularly engineers, will not delay the development or introduction of products or materially adversely impact our ability to sell our products.

Risks related to internal controls.

Public companies in the United States are required to review their internal controls under the Sarbanes-Oxley Act of 2002.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. If the internal controls put in place by us are not adequate or in conformity with the requirements of the Sarbanes-Oxley Act of 2002, and the rules and regulations promulgated by the Securities and Exchange Commission, we may be forced to restate our financial statements and take other actions which will take significant financial and managerial resources, as well as be subject to fines and other government enforcement actions.  See Item 9A-Controls and Procedures for discussion of a third quarter balance sheet reclassification/restatement pertaining to our securities lending program.

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

We may be a party to intellectual property litigation in the future, either to protect our intellectual property or as a result of alleged infringements of others’ intellectual property. For a discussion of our IP litigation, please see Note 13 of the Consolidated Financial Statements.

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

If we are forced to take any of these actions, we may be unable to manufacture and sell our products, our customer relationships would be seriously harmed and our revenue would be reduced.

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

The multi-protocol SAN market in which we compete is still developing, and if this market does not continue to develop and expand as we anticipate, our business will suffer.

The market for multi-protocol SAN and related products is still developing and continues to evolve. Because this market is relatively new, it is difficult to predict its potential size or future growth rate. Potential end-user customers who have invested substantial resources in their existing data storage and management systems may be reluctant or slow to adopt a new approach, like multi-protocol SANs. Our success in generating net revenue in this developing market will therefore depend on, among other things, our ability to:

•                  educate potential OEMs, reseller and systems integrator customers and end users about the benefits and the use of our products in the SAN environment; and

•                  predict, develop and base our products on standards that ultimately become industry standards.

Accordingly, because substantially all of our revenues are derived from our Fibre Channel SAN solutions, our ability to provide multi-protocol and multi-capable products and solutions is critical to our future success and delays or a failure to provide such products and solutions could have a material adverse effect on our revenue and operations.

If we fail to optimize our distribution channels and manage our distribution relationships, our revenue or operating results could be significantly reduced.  Our competitors may sell their products directly to end-user customers.

Our success will depend on our continuing ability to develop and manage relationships with significant OEMs, resellers and systems integrators, as well as on the sales efforts and success of these customers. We cannot provide assurance that we will be able to expand our distribution channels or manage our distribution relationships successfully or that our customers will market our products effectively. Our failure to expand our distribution channels or manage successfully our distribution relationships or the failure of our OEM and reseller customers to sell our products could reduce our revenue and operating results. Moreover, to the extent our competitors sell directly to end-user customers, we may not be able to compete given the lack of a direct sales force and the current inability to directly provide first and second level customer support. If this occurs, we may need to substantially invest in a direct sales force and direct customer support which would increase our expenses.

We are dependent on a single or limited number of suppliers for certain key components of our products, and the failure of any of those suppliers to meet our production needs could seriously harm our ability to manufacture our products, result in delays in the delivery of our products and harm our revenue.

We currently purchase several key components from single or limited sources. We purchase application specific integrated circuits (ASICs), special purpose processors and power supplies from single sources, and gigabit interface converters and optic transceivers from limited sources. Additional sole or limited sourced components may be incorporated into our products in the future. Delays in the delivery of components for our products could result in delays or the inability to meet our customers’ demands and result in decreased revenue. We do not have any long-term supply contracts to ensure sources of supply of components. In addition, our suppliers may enter into exclusive arrangements with our competitors, stop selling their products or components to us at commercially reasonable prices or refuse to sell their products or components to us at any price, which could harm our operating results. Further, we have purchased components from our suppliers from time to time that have been subsequently found not to meet the supplier’s published specifications. If our suppliers are unable to provide (or we are unable otherwise to obtain) components for our products on the schedule and in the quantities and quality we require, we will be unable to manufacture our products. We have experienced and may continue to experience production delays and quality control problems with certain of our suppliers, which, if not effectively managed, could prevent us from satisfying our production requirements. If we fail to effectively manage our relationships with these key suppliers, or if our suppliers experience delays, disruptions, capacity constraints or quality control problems in their manufacturing operations, our ability to manufacture and ship products to our customers could be delayed, and our competitive position, reputation, business, financial condition and results of operations could be seriously harmed.

The loss of our contract manufacturers, or the failure to forecast demand accurately for our products or to manage our relationship with our contract manufacturers successfully, would negatively impact our ability to manufacture and sell our products.

We rely on Sanmina SCI, Inc. (SSCI), Solectron Corporation, Pycon Incorporated, IBM and LSI Logic, together our contract manufacturers, to manufacture our products. Our contract manufacturers are not obligated to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order. In addition, our contract manufacturers do not guarantee that adequate capacity will be available to us within the time required to meet additional demand for our products. We generally place forecasts for products with our contract manufacturers approximately four to five months prior to the anticipated delivery date, with order volumes based on forecasts of demand for our products. We generally place purchase orders sixty calendar days in advance of delivery. If we fail to forecast demand for our products accurately, we may be unable to obtain adequate manufacturing capacity from our contract manufacturers to meet our customers’ delivery requirements or unexpected increases in customer purchase orders. As a result, we may not be able to benefit from any incremental demand and could lose customers. If we over-estimate demand for our product, we may accumulate excess inventories and obligations to our contract manufacturers under binding purchase orders in excess of our needs. At January 31, 2004, our commitment with our contract manufacturers for purchases and anticipated transformation costs over the next sixty days totaled approximately $48.1 million.

In addition, we coordinate our efforts with those of our component suppliers and contract manufacturers in order to rapidly achieve volume production. We have experienced and may continue to experience production delays and quality control problems with certain of our suppliers and with our contract manufacturers, which, if not effectively managed, could prevent us from satisfying our production requirements on a timely basis and could harm our customer relationships. If we should fail to manage effectively our relationships with our component suppliers or contract manufacturers, or if any of our suppliers or our manufacturers experience delays, disruptions, capacity constraints or quality control problems in their manufacturing operations, our ability to ship products to our customers could be delayed, and our competitive position and reputation could be harmed. Qualifying a new contract manufacturer and commencing volume production can be expensive and time consuming. If we are required to change or choose to change contract manufacturers, we may lose significant revenue and seriously damage our customer relationships.

The continued general economic slowdown may significantly reduce expenditures on information technology infrastructure.

Unfavorable general economic conditions over the last 3 plus years have had a pronounced negative impact on information technology, or IT, spending. Demand for SAN products in the enterprise-class sector may continue to be adversely impacted as a result of the weakened economy and because larger businesses have begun to focus on more efficiently using their existing IT infrastructure rather than making new equipment purchases. This in turn may decrease the demand for our SAN products. If there are further reductions in either domestic or international IT expenditure, or if IT expenditure does not increase from current levels, our revenues, operating results and financial condition may be materially adversely affected.

Failure to manage expansion effectively could seriously harm our business, financial condition and prospects.

Our ability to successfully implement our business plan, develop and offer products, and manage expansion in a rapidly evolving market requires a comprehensive and effective planning and management process. We continue to increase the scope of our operations domestically and internationally. In addition, in September 2003, we acquired Sanera and Nishan which significantly increased the size of our operations.  Our growth in business and relationships with customers and other third parties has placed, and will continue to place, a significant strain on management systems, resources, intercompany communication and coordination. As we grow, our failure to maintain and to continue to improve upon our operational, managerial and financial controls, reporting systems, processes and procedures, and /or our failure to continue to expand, train, and manage our work force worldwide, could seriously harm our business and financial results.

If we fail to successfully develop the McDATA brand, our revenue may not grow.

Our name is not widely recognized as a brand in the marketplace given our indirect sales model. We believe that establishing and maintaining the McDATA brand is a critical component in maintaining and developing strategic OEM, reseller and systems integrator relationships, and the importance of brand recognition will increase as the number of vendors of competitive products increases. Our failure to successfully develop our brand may prevent us from expanding our business and growing our revenue. Similarly, if we incur excessive expenses in an attempt to promote and maintain the McDATA brand, our business, financial condition and results of operations could be seriously harmed.

Undetected software or hardware defects in our products could result in loss of or delay in market acceptance of our products and could increase our costs or reduce our revenue.

Our products may contain undetected software or hardware errors when first introduced or when new versions are released. Our products are complex, and we have from time to time detected errors in existing products. In addition, our products are combined with products from other vendors. As a result, should problems occur, it might be difficult to identify the source of the problem. These errors could result in a loss of or delay in market acceptance of our products, cause delays in delivering our products or meeting customer demands and would increase our costs, reduce our revenue and cause significant customer relations problems. Errors could also result in the need for us to upgrade existing products at customer locations which would increase our costs or cause significant customer relations problems.

We are a defendant in a class action lawsuit and we may be subject to further litigation in the future which could seriously harm our business.

As more fully set forth in Note 13 to our Consolidated Financial Statements, we are a defendant in a consolidated securities class action know as In Re Initial Public Offering Securities Litigation (SDNY). We may become subject to additional class action litigation following a period of volatility in the market price of our common stock.  Securities class action litigation results in substantial costs and diverts the attention of management and our resources and seriously harms our business, financial condition and results of operations.

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

Additional factors that affect us and which could cause our revenue and operating results to vary in future periods include:

•                  the size, timing, terms and fluctuations of customer orders, particularly large orders from EMC,  IBM or HDS;

•                  pricing discussions late in a quarter and a limited capability to ramp shipments near the end of that quarter;

•                  our ability to attain and maintain market acceptance of our products;

•                  seasonal fluctuations in customer buying patterns;

•                  the timing of the introduction of or enhancement to, products by us, our significant OEM or reseller customers or our competitors (e.g., transition to higher speed, higher port density and multi-protocol products);

•                  our ability to obtain sufficient supplies of single- or limited-source components of our products; and

•                  increased operating expenses, particularly in connection with our strategies to increase customer touch and purchase preference for our products or to invest in research and development.

Our uneven sales pattern makes it difficult for our management to predict near-term demand and adjust manufacturing capacity. Further, our OEM and reseller partners may purchase certain of our products ahead of end-user customer demand, which could reduce subsequent purchases by those partners. Accordingly, if orders for our products vary substantially from the predicted demand, our ability to assemble, test and ship orders received in the last weeks and days of each quarter may be limited, which could seriously harm quarterly revenue or earnings. Moreover, an unexpected decline in revenue without a corresponding and timely reduction in expenses could intensify the impact of these factors on our business, financial condition and results of operations.

The sales cycle for our products is long, and we may incur substantial non-recoverable expenses and devote significant resources to prospects that do not produce revenues in the foreseeable future or at all.

Our OEMs, reseller and systems integrator customers typically conduct significant evaluation, testing, implementation and acceptance procedures before they begin to market and sell new solutions that include our products. This evaluation process is lengthy and may extend up to one year or more. This process is complex and may require significant sales, marketing and management efforts on our part. This process becomes more complex as we simultaneously qualify our products with multiple customers. As a result, we may expend significant resources to develop customer relationships before we recognize revenue, if any, from these relationships. Products that are not qualified by storage and system OEMs and resellers, may not gain market acceptance.  Our OEM and reseller customers have multiple sources for products similar to ours, and as such, may not qualify our products for any number of reasons.

We may engage in future acquisitions that dilute our stockholders ownership and cause us to use cash, incur debt or assume contingent liabilities.

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

In the United States, our products comply with various regulations and standards defined by the Federal Communications Commission and Underwriters Laboratories. Internationally, products that we develop will be required to comply with standards established by authorities in various countries. In the last several years, the European Union (EU) has adopted a number of initiatives (WEEE, RoHS, etc.) related to equipment emissions, electronic waste, privacy of information and expanded consumer warranties. Failure to comply with existing or evolving industry standards or to obtain timely domestic or foreign regulatory approvals or certificates could seriously harm our business.

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

In October 1997, and in connection with the reorganization of our business, we entered into certain agreements with EMC relating to our business relationship with EMC. In addition, we have entered into agreements with EMC relating to our relationship with EMC after the completion of our initial public offering in August 2000 and the distribution by EMC of our Class A common stock in February 2001. We have also entered into an OEM Purchase and License Agreement with EMC that governs EMC’s purchases of our products and grants EMC rights to use, support and distribute software for use in connection with these products. The agreement does not provide for the purchase of a guaranteed minimum amount of product. These agreements were negotiated and made in the context of our prior parent-subsidiary relationship. As a result, some of these agreements may have terms and conditions, including the terms of pricing, that are less beneficial to us than agreements negotiated with unaffiliated third parties. Sales and services revenue pursuant to these agreements with EMC represented approximately 56% of our revenue for the fiscal year ended January 31, 2004. In addition, in some instances, our ability to terminate these agreements is limited, which may prevent us from being able to negotiate more favorable terms with EMC or from entering into similar agreements with third parties.

Provisions of our agreements with EMC relating to our relationship with EMC after the distribution of our Class A common stock to EMC’s stockholders may prevent a change in control of our company.

Under the terms of the May 2000 Master Confidential Disclosure and License Agreement between EMC and us, EMC has granted us a license to then existing EMC patents and we granted to EMC a license to then existing McDATA patents. If we are acquired, our acquirer will retain this license as long as our acquirer grants to EMC a license under all of the acquirer’s patents for all products licensed under the agreement under the same terms as the license we have granted to EMC under the agreement. The potential loss of the license from EMC under this agreement could decrease our attractiveness as an acquisition target.

We may be obligated to indemnify EMC if the distribution of our Class A common stock to EMC’s stockholders was not tax free.

The May 2000 Tax Sharing Agreement that we have entered into with EMC obligates us to indemnify EMC for taxes relating to the failure of EMC’s distribution to EMC’s stockholders of our Class A common stock to be tax free if that failure results from, among other things:

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

While the risk associated with the Company’s obligations under the Tax Sharing Agreement should diminish over time, the Company’s tax years covered by the agreement, as it relates to the Distribution, will remain open to examination by the IRS for at least three years from the date the returns for those years were filed.

ITEM 2. Properties

Our principal facilities for administration, sales, marketing, customer support, manufacturing, engineering and research and development are described below.

Location	Size	Lease Termination	General Use

1. 380 Interlocken Crescent, Broomfield, CO	100,207 sq.ft	April 2006	Admin, Sales, Support
2. 1722 Boxelder Street, Louisville CO (1) Intended to commence March 2004:	91,497 sq. ft 45,552 sq. ft	March 2004 March 2009	Manufacturing, Product Test Facility
3. 4 McDATA parkway, Broomfield, CO	164,984 sq. ft	Owned	Engineering, Labs, Education and Support
4. 4555 Great America Parkway, Santa Clara, CA (2) Newly amended to:	23,542 sq. ft 103,622 sq. ft	June 2010 November 2016	Software Development SW, Engineering, Labs and Support
5. 3850 N. 1st Street, San Jose, CA (Nishan)	48,000 sq. ft	August 2004	Engineering, Labs, Support, and G&A
6. 370 San Aleso Ave., Sunnyvale, CA (Sanera)	32,538 sq. ft	July 2005	Engineering & Labs, G&A
7. 105 Commerce Valley Dr. West, Markham, ON (3)	19,045 sq. ft	June 2009	Engineering & Labs

(1)          We are in the process of negotiating a new lease that will reduce the size of our rented space at 1722 Boxelder Street.  We have signed a letter of intent with the building owner that specifies a reduction of space down to 46,184 sq. ft and a new lease term of 5 years.  We intend for the new lease to terminate in March 2009.  The new lease will also provide for an early termination option in March 2007 in exchange for a 1-time payment if we choose to exercise this option.

(2)          We have recently signed a lease amendment which increases the size of our rented space and lengthens the term of our lease at 4555 Great America Parkway.  We intend to consolidate our three major California facilities into the newly leased space at 4555 Great America Parkway.  It is our current intent to complete this consolidation by August 2004.  The new lease also provides for early termination options in June 2010 and June 2011 in exchange for a 1-time payment if we choose to exercise either of those options.

(3)          We are in the process of closing this facility as part of our January 2004 restructuring plan.  We are subject to a long-term lease obligation with regard to this facility.

In addition to the facilities discussed above, we also lease smaller sales, marketing and administrative office space in various locations throughout the world.

ITEM 3. Legal Proceedings

From time to time, we become involved in various lawsuits and legal proceedings that arise in the normal course of business. Litigation is subject to inherent risks and uncertainties and an adverse result in a matter that may arise from time to time may harm our business, financial condition or results of operations. While it is the current opinion of management that the ultimate disposition of any of the lawsuits described herein should not have a material adverse effect on our business, financial condition or results of operations, we are incurring significant legal costs and expenses, and such litigation is subject to inherent risks and uncertainties. Please see Note 13 of the Notes to the Consolidated Financial Statements for a description of significant litigation matters.

ITEM 4. Submission of Matters to a Vote of Security Holders

No shareholder meeting was held in the fourth quarter of 2003. We intend to hold our annual meeting of shareholders in September of 2004. Accordingly, shareholder proposals for inclusion in the annual meeting proxy statement should have been sent to our Secretary at 380 Interlocken Crescent, Broomfield, Colorado 80021 and must have been received by February 16, 2004.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our Class B common stock has been quoted on the Nasdaq National Market under the symbol “MCDT” since our initial public offering on August 9, 2000. Our Class A common stock has been quoted on the Nasdaq National Market under the symbol “MCDTA” since EMC’s distribution of that stock on February 7, 2001. Prior to those respective times there was no public market for either class of stock.

We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and we have not declared or paid any cash dividends on our capital stock since inception, and do not anticipate paying any cash dividends in the foreseeable future. At April 2, 2004, there were approximately 10,500 stockholders of record of our Class A common stock and approximately 348 stockholders of record of our Class B common stock.

The following table sets forth the range of high and low bid quotation per share of our Class A and Class B common stock reported on the Nasdaq National Market during fiscal 2003 and 2002:

	Class A		Class B
	High	Low	High	Low
Year Ended December 31, 2002
January - March	$32.45	$11.08	$33.11	$11.41
April - June	$12.99	$5.88	$13.26	$6.11
July - September	$11.02	$5.43	$11.30	$5.49
October - December	$8.99	$4.40	$8.29	$4.35

Year Ended January 31, 2004*
January	$10.23	$7.07	$10.25	$7.02
February - April	$10.76	$7.00	$10.79	$7.05
May - July	$15.88	$9.21	$15.79	$9.19
August - October	$13.15	$10.05	$12.93	$9.89
November - January	$10.95	$8.09	$10.88	$8.10

* McDATA changed its fiscal year end to January 31.  The corresponding fiscal quarter ends are April 30, July 31, October 31 and January 31.

In May 2003, the Company’s Board of Directors authorized a plan for the Company to repurchase up to $50 million of its common stock (Class A, Class B or a combination thereof). This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. At January 31, 2004, approximately 976,000 shares have been repurchased under the plan with a total cost at $8.8 million, as more fully described below.

Period	Total number of shares (or units) purchased*	Average price paid per share (or unit)*	Total number of shares (or units) purchased as part of publicly announced plans or program	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs**
December 15-16, 2003	678,574 Class A	$8.99	678,574 Class A	$41.25 Million
December 15-16, 2003	297,156 Class B	$8.93	297,156 Class B	$41.25 Million

(*) Inclusive of commissions.

(**) No more than $41.25 million of Class A common stock, Class B common stock or a combination thereof may be purchased.

ITEM 6. Selected Financial Data

You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other financial information appearing elsewhere in this Annual Report. The consolidated income statement data set forth below with respect to the fiscal years ended January 31, 2004, December 31, 2002, and 2001, and the consolidated balance sheet data as of January 31, 2004 and December 31, 2002, are derived from our audited financial statements appearing in Item 8. The consolidated income statement data set forth below with respect to the fiscal years ended December 31, 2000 and 1999, and the consolidated balance sheet data as of December 31, 2001, 2000 and 1999 were derived from audited financial statements not included herein. Historical results are not necessarily indicative of the results of any future period.

	Year Ended January 31,	Years Ended December 31,
	2004 (1)	2002	2001	2000	1999
	(in thousands, except per share date)
Consolidated Income Statement Data:
Total revenue	$418,860	$328,279	$344,406	$248,686	$95,263
Total cost of revenue	177,329	178,114	215,751	119,543	50,280
Gross profit	241,531	150,165	128,655	129,143	44,983
Total operating expenses (2)	249,340	172,312	156,578	85,724	45,913
Income (loss) from operations (2)	(7,809)	(22,147)	(27,923)	43,419	(930)
Net income (loss)	$(43,133)	$(9,987)	$(8,656)	$30,764	$(1,616)

Basic net income (loss) per share	$(0.38)	$(0.09)	$(0.08)	$0.31	$(0.02)
Diluted net income (loss) per share	$(0.38)	$(0.09)	$(0.08)	$0.28	$(0.02)

Shares used in computing basic net income (loss) per share	114,682	113,185	111,475	99,989	91,638
Shares used in computing diluted net income (loss) per share	114,682	113,185	111,475	107,953	91,638

	January 31,	December 31,
	2004 (1)	2002	2001	2000	1999
	(in thousands)
Consolidated Balance Sheets Data:
Total assets (3)	$830,968	$555,191	$513,953	$511,369	$48,424
Working capital (3)	195,708	283,627	277,471	404,359	15,813
Long-term portion of obligations (4)	173,591	1,540	789	1,624	3,075
Total stockholders’ equity	417,642	474,505	469,791	453,813	29,624

(1)          On January 15, 2003, the Company changed its fiscal year to end on January 31 rather than December 31.  We believe that the twelve months ended December 31, 2002 and 2001 provide a meaningful comparison to the twelve months ended January 31, 2004.

(2)          In fiscal 2003, we incurred restructuring costs and acquisition-related charges totaling approximately $13.7 million.  In 2001, we incurred acquisition-related charges of $9.3 million.

(3)          Reflects approximately $127 million in current assets and current liabilities related to our securities lending program entered into during fiscal 2003.

(4)          Includes long-term convertible debt issued during fiscal 2003, notes payable acquired in fiscal 2003 with our acquisition of Nishan and Sanera, and capital leases, excluding current portion.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section of the Annual Report on Form 10-K discusses the comparative year over year results of our operations, our liquidity and financial condition, our risk management practices and our critical accounting policies.  You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes that are included in sections F-3 through F-34 of this document.

Overview

Change of Fiscal Year

On January 15, 2003, we changed our fiscal year end to January 31, from December 31. We believe that the twelve months ended December 31, 2002 and 2001 provide a meaningful comparison to the twelve months ended January 31, 2004. There are no factors, of which we are aware, seasonal or otherwise, that would impact the comparability of information or trends, if results for the twelve months ended January 31, 2003 and 2002 were presented in lieu of results for the twelve months ended December 31, 2002 and 2001. References in this discussion to fiscal 2003 represent the twelve months ended January 31, 2004. References to fiscal 2002 and 2001 represent the twelve months ended December 31, 2002 and 2001.

Revenue Growth and Competitive Industry

Our revenue for the fiscal year ended January 31, 2004 represented a 28% increase over fiscal year 2002 and a 22% increase from fiscal year 2001.  This year over year revenue growth was driven by strong demand for our new IntrepidTM, SphereonTM and Eclipse® director and switch products, as well as increased sales of our software and services products.  In addition, we broadened our channel mix with the addition of HDS as a greater than 10% customer and initial sales to two new OEMs, Sun and STK.  This revenue growth has occurred while the market for our SAN products and solutions has grown more competitive with (a) the entrance of new competitors into our market, (b) pricing pressures resulting from an increase in competitive products and solutions, (c) challenges to our direct-assist sales model, and (d) anticipated competition from our own storage OEM partners through their recent acquisitions of, or alliances with, competitive software management products and/or application providers that would utilize the intelligence in the network. These market conditions present unique risks and uncertainties in a number of respects.  In particular, we anticipate continued lengthened sales cycles and downward pricing pressures that could negatively impact our revenue growth rate. Moreover, revenue growth in 2004 is dependent on the introduction of our new products.  We are currently proceeding with the development of new products, which incorporate the new technologies from our acquisitions of Nishan and Sanera. In addition, we are taking action to continue sales of existing products acquired in connection with our acquisition of Nishan.  As with any product introduction, we face risks in the design, testing, qualification and market acceptance our new products.  Some of the products we are developing may be more complex and feature-rich than our current products, and some of the development on those products was undertaken externally prior to the Nishan and Sanera acquisitions.  If we fail to timely introduce new products, or if there is no demand for these or our current products, we may experience a decline in revenue.

In addition to the recent increased competition in the industry, we have experienced a migration in the buying patterns of our customers from configured director products to non-configured product sales including our switch products, port cards, and our FlexPort upgrades.  Our OEM and reseller partners may purchase certain of these component products ahead of end-user demand, which could reduce subsequent purchases by those partners.  Variations in the buying patterns of our customers would limit our ability to assemble, test and ship orders received in the last weeks and days of each quarter and could cause fluctuations in our quarterly revenue or earnings.  Moreover, an unexpected decline in revenue without a corresponding and timely reduction in expenses could intensify the impact of these factors on our business, financial condition and results of operations.

Acquisitions

On September 19, 2003, we completed our acquisition of all of the outstanding stock of Nishan, a provider of multi-protocol native IP storage switching solutions that builds open storage networking products based on IP and Ethernet, both international networking standards.  On September 30, 2003, we completed our acquisition of all of the outstanding stock of Sanera, a producer of intelligent director class switching platform technologies.  The results of operations discussed below reflect the operating results of Nishan and Sanera from the dates of acquisition.

On August 22, 2003, the Company purchased 13.6 million shares of preferred stock of Aarohi Communications (Aarohi). At January 31, 2004, this represented approximately 17.3% of the total outstanding shares of Aarohi.  The shares were acquired at a total cost of $6 million. Approximately $3.6 million of this purchase price was determined to represent in-process research and development and, as such, management of the Company has expensed this amount during fiscal year 2003.  In addition to the equity investment, we have entered into a non-exclusive supply arrangement with Aarohi to purchase their ASIC chip for inclusion in the Company’s new product launches when, and if, Aarohi’s product becomes generally available.  We have recorded our share of Aarohi’s net loss of approximately $984,000 from the date of purchase through January 31, 2004.

Restructuring Activities

In January 2004, we announced that we were taking certain cost improvement actions, which included a workforce reduction and facility consolidation. As a result, in the fiscal fourth quarter of 2003, the Company recorded an approximate $2.3 million restructuring charge related to the reduction in workforce. In addition, we expect to incur an approximate $2.2 million restructuring charge in our fiscal first quarter of 2004, primarily related to a facilities closure, as well as additional severance costs.

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of total revenues.

	Year Ended January 31,	Years Ended December 31,
	2004	2002	2001

Revenue	100.0%	100.0%	100.0%
Cost of revenue	42.3	54.2	62.6
Gross profit	57.7	45.8	37.4
Operating Expenses:
Research and development	21.2	18.1	14.3
Selling and marketing	22.9	22.9	20.5
General and administrative	9.3	9.0	5.9
Acquired in-process research & development and other acquisition related costs	2.7	—	2.7
Amortization of deferred compensation	2.9	2.5	2.1
Restructuring charges	0.6	—	—
Operating expenses	59.6	52.5	45.5
Loss from operations	(1.9)	(6.7)	(8.1)
Interest and other income, net	1.0	2.0	4.1
Loss before income taxes	(0.9)	(4.7)	(4.0)
Income tax expense (benefit)	9.2	(1.7)	(1.5)
Loss before equity in net loss of affiliated company	(10.1)	(3.0)	(2.5)
Equity in net loss of affiliated company	(0.2)	—	—
Net loss	(10.3)%	(3.0)%	(2.5)%

Revenues

	Year Ended January 31,	Years Ended December 31,
	2004	2002	2001
	(in millions)
Product revenue	$360.1	$284.1	$300.3
Software and service revenue	41.7	29.8	27.5
Other	17.1	14.4	16.6
	$418.9	$328.3	$344.4

Our revenue for the year ended January 31, 2004 was $418.9 million, which represented a 28% increase over fiscal year 2002 and a 22% increase from fiscal year 2001.  This increase in revenue reflects strong demand for our switching and software products. Although we continue to see solid end-user demand and increased year-over-year revenue for our products and solutions, the on-going competitive marketplace is expected to create a challenging sales environment for the foreseeable future. Given the entrance of new competitors and products in our industry, we anticipate longer sales cycles and price declines that could negatively impact our revenue growth rate.

Product revenue of $360.1 million for fiscal year 2003 was a 27% increase over fiscal year 2002 and a 20% increase from fiscal year 2001.  This revenue increase was generated from the increased demand in our storage products, in particular our 140-port IntrepidTM 6000 Series Director and FlexPort SphereonTM 4500 Fabric Switch that were introduced in the last half of 2002.  Our fiscal year 2002 revenue was negatively impacted by the unfavorable economic conditions and suppressed IT storage and infrastructure spending, in particular in the high-end director market and our transition from 1 Gb to 2 Gb products in the first half of 2002.  This environment had a particularly negative effect on our product revenue which declined from fiscal year 2001 levels.  Our new product introductions in the last half of 2002, however, were widely received with higher than expected demand and revenue.

Software and service revenue of $41.7 million for fiscal year 2003 was a 40% increase over fiscal year 2002 and a 52% increase from fiscal year 2001.  This revenue growth is due to continued revenue growth from all of our software products, in particular our SANavigator® and SANtegrity® software. A significant portion of our software revenue is generated from sales of our Enterprise Fabric Connectivity Manager, or EFCM, software product.

Other revenues for the 2003 year, including service fees earned under an ESCON Service agreement with EMC, were $17.1 million in fiscal year 2003.  This represents a 19% increase from fiscal year 2002 and a 3%

increase from fiscal year 2001. This increase reflects the growth in maintenance fees, which outpaced the decline in service fees related to the ESCON products.  We continue to realize increased attached rates of our extended maintenance contracts to sales of our switching and software solutions.  We anticipate that service revenue from EMC under the ESCON service agreement will continue to decrease in future years.

A significant portion of our revenue is concentrated with the largest storage OEMs. For the year ended January 31, 2004, approximately 56% of our total revenue came from EMC, compared to 54% and 69% for fiscal years 2002 and 2001 respectively.  IBM contributed approximately 21% of our revenue for fiscal year 2003 compared to 25% and 17% for fiscal years 2002 and 2001, respectively.   In addition, in 2003 HDS became our third largest OEM customer and contributed approximately 10% of total revenue for the year ended January 31, 2004.  McDATA solutions are offered by other major storage and system vendors, including Dell, HP, STK and Sun. In addition to our storage and system vendors, we have relationships with many resellers, distributors and systems integrators. Expanding our reseller, distributor and system integrator channels into Small Medium Enterprise (SME) and vertical markets will be a strategic focus for us as we continue to expand our business, however, the level of sales to any single customer may vary and the loss of any one significant customer, or a decrease in the level of sales to any significant or group of significant customers, could harm our financial condition and results of operations. Given the dependencies on our limited number of OEM resellers combined with an increasingly competitive environment, we may experience continued adverse price pressures at critical times near the end of the fiscal quarters.

Domestic and international revenue was approximately 67% and 33% of our total revenue, respectively, for the fiscal year ended January 31, 2004.  For the year ended December 31, 2002, domestic and international revenue was approximately 63% and 37% of our total revenue, respectively.  For the year ended December 31, 2001, domestic and international revenue was approximately 76% and 24% of our total revenue, respectively.  Revenues are attributed to geographic areas based on the location of the customers to which our products are shipped. International revenues primarily consist of sales to customers in Western Europe and the greater Asia Pacific region. Included in domestic revenues are sales to certain OEM customers who take possession of our products domestically and then distribute these products to their international customers. In addition, included in revenues from Western Europe are sales to certain OEM customers who take possession of our products in distribution centers designated for international-bound product and then distribute these products among various international regions. Our mix of international and domestic revenue can, therefore, vary depending on the relative mix of sales to certain OEM customers. The increase in international revenues as a percentage of revenue for fiscal year 2002 was the result of a large domestic order reduction by EMC during the first quarter of that year associated with the technology transition to 2 Gb products.

Gross Profit

Gross profit for the fiscal year 2003 was 58% compared to 46% and 37% in fiscal years 2002 and 2001, respectively.  The significant increase in our gross margin was the result of strong revenue growth from our higher margin switching and software products as well as an improved mix of sales to our channel partners.  Additionally, during fiscal year 2002 and 2001, we incurred significant inventory-related charges of $9.4 million and $21 million respectively.  These charges were generated primarily from our transition to multiple product lines and quality problems on component parts.  We have significantly reduced inventory costs with the implementation of our outsource-focused-manufacturing model, which was completed during fiscal year 2003.

Operating Expenses

Research and Development Expenses.  Research and development expenses increased to $88.8 million for fiscal year 2003, compared with $59.3 million for fiscal year 2002 and $49.2 million for fiscal year 2001.  The approximate $29.5 million, or 50%, increase from fiscal 2002 was primarily attributable to retention bonuses and incremental spending associated with our acquisitions, reductions in capitalized software costs, increases in personnel costs, non-recurring engineering charges, and depreciation related to engineering and test equipment and the new engineering building occupied in the second half of 2002. Capitalized software costs were approximately $5.1 million, $8.7 million and $481,000 for the 2003, 2002 and 2001 fiscal years, respectively. Capitalized software development costs have decreased in conjunction with the varying stages of development of our application software, our new director and switch products and the related firmware software. We anticipate the level of spending for the design, testing and qualification of our products to increase over prior years’ levels as we continue to broaden our product offerings and integrate the personnel and technology of Nishan and Sanera.

Selling and Marketing Expenses.  Selling and marketing expenses increased to $95.8 million for fiscal year 2003 compared with $75.2 million and $70.5 million for fiscal years 2002 and 2001, respectively.  Increases in sales and marketing expenses were primarily due to increased salaries, commissions and travel costs associated with increased revenues. In addition, demonstration equipment and marketing costs associated with the completion of two new OEM contracts as well as market development activities with our partners increased our overall sales and marketing expenses. We believe that selling and marketing expenses will increase as we grow our sales force to assist our channel partners and increase our contact with end-user customers to create product pull through our channels.

General and Administrative Expenses.  General and administrative expenses increased to $39.1 million for fiscal year 2003, compared to $29.5 million and $20.3 million for fiscal year 2002 and 2001, respectively.  Amortization expense for purchased intangible assets increased approximately $7.1 million as a result of our acquisitions of Sanera and Nishan. In addition, we experienced increased personnel costs, equipment and facilities costs while realizing overall reductions in bad debt and legal expenses. Expenses for fiscal year 2002 included significant legal expenses related to the costs of litigating Brocade patent infringement lawsuit (see Item 3, Legal Proceedings) and $1.75 million in charges related to the termination of a collateralized lease and the disposal of fixed assets. Amortization expense will continue to increase in fiscal year 2004 as a full year of Nishan and Sanera intangible asset amortization will be reflected.

Acquired In-Process Research and Development (IPR&D) and Other Acquisition-related Costs.  In connection with our equity investment in Aarohi and our acquisition of Nishan in September 2003, a portion of the respective purchase prices was allocated to IPR&D. This IPR&D was expensed at the time of purchase because technological feasibility had not been established and no future alternative use existed. The IPR&D charge for fiscal year 2003 totaled $11.4 million.  In connection with our acquisition of SANavigator in fiscal 2001, we incurred non-recurring acquisition costs and integration-related charges. Additionally, a portion of the SANavigator purchase price was allocated to IPR&D. This IPR&D was expensed at the time of purchase because technological feasibility had not been established and no future alternative use existed.  The IPR&D charge totaled $7.2 million for the year ended December 31, 2001.  The other acquisition-related charges recorded during the year ended December 31, 2001, related primarily to one-time consideration paid for the completion of ongoing employment arrangements with SANavigator employees. See Note 5 to the Notes to the Consolidated Financial Statements.

Amortization of Deferred Compensation. We have recorded deferred compensation in connection with Class B stock options granted prior to our August 9, 2000 initial public offering and restricted Class B stock grants granted through our equity incentive plans. In connection with our acquisitions during fiscal 2003, we issued approximately 1.0 million shares of Class B restricted common stock with vesting periods ranging from 12 to 24 months. In addition, 300,000 shares vested immediately upon the retention of employees at Nishan and Sanera and were fully expensed. We are amortizing all deferred compensation on a straight-line basis over the vesting period of the applicable options and stock awards, resulting in amortization expense of $12.7 million for fiscal year 2003, $8.9 million for fiscal year 2002 and $8.7 million for fiscal year 2001 (of which approximately $739,000, $601,000 and $1,437,000 was included in cost of revenue, respectively). Deferred compensation expense levels fluctuate with the Class B option and restricted stock award activity. Additional grants of these awards under existing compensations plans, future plans or through acquisitions could increase the level of deferred compensation expense.

Restructuring Charges. In January 2004, we announced that we were taking certain cost improvement actions, which included a workforce reduction and facility consolidation. As a result, in the fiscal fourth quarter of 2003, the Company recorded an approximate $2.3 million restructuring charge related to the reduction in workforce. In addition, we expect to incur an approximate $2.2 million restructuring charge in the fiscal first quarter 2004, primarily related to a facilities closure, as well as additional severance costs.

Interest and Other Income.  Interest and other income consisted primarily of interest earnings on our cash, cash equivalents and various investment holdings.  Interest income was $6.8 million, $6.9 million, and $14.5 million for fiscal years 2003, 2002 and 2001, respectively.  The decrease in income from 2001 levels reflects the decline in interest rates during 2002 and 2003 fiscal years.  These declines offset the effects of higher cash and investment balances resulting from cash generated from operations and the net proceeds from convertible subordinated notes that were issued in February 2003 (see Note 8 – “Convertible Subordinated Debt” in the Notes to Consolidated Financial Statements). The average rate of return on investments for the year ended January 31, 2004 was 1.8% compared to 2.2% for fiscal year 2002, and 3.9% for fiscal year 2001.

Interest Expense. Interest expense was $2.8 million for the year ended January 31, 2004 compared with $293,000 and $349,000 for fiscal years 2002 and 2001, respectively.   The increase in interest expense represents the interest cost associated with our 2.25% convertible subordinated notes issued in February 2003. In July 2003, we entered into an interest-rate swap agreement that has the economic effect of modifying the fixed interest obligations associated with the Notes so that the interest payable on the majority of the Notes effectively becomes variable based on the six month LIBOR minus 152 basis points. The reset dates of the swap are February 15 and August 15 of each year until maturity on February 15, 2010. The six-month LIBOR setting for the swap was 1.1283% during the 2003 fiscal year, creating a rate of approximately minus 0.39%, which is effective until February 15, 2004. This rate significantly reduced our overall interest expense during this period. On February 15, 2004, the six-month LIBOR setting was reset to 1.175%, resulting in a rate of approximately minus 0.345%, which is effective until August 15, 2004.  Significant increases in interest rates in future periods could significantly increase interest expense.

Provision for Income Taxes.  During the 2003 fiscal year we recorded a non-cash charge of $38.8 million to create a valuation allowance against the deferred tax asset as of the beginning of the fiscal year.  Generally, the effective tax rate is determined by the relationship between pre-tax book income or loss and certain amounts which are reported differently between the financial statements and the tax return.  During 2003, the tax rate is favorably impacted primarily by the settlement of tax items related to previous years, the deductibility of costs associated with our convertible subordinated debt, and the research tax credit.  The tax rate is unfavorably impacted by deferred compensation and the write-off of the IPR&D related to Aarohi, as well as by the non-cash charge for the valuation allowance.  During 2002, the tax rate was favorably impacted primarily by tax-exempt interest and the research tax credit.  The tax rate was unfavorably impacted by deferred compensation.  During 2001, the tax rate was favorably impacted primarily by tax-exempt interest and the benefit attributable to export sales.  The tax rate was unfavorably impacted by deferred compensation.

A full valuation allowance was also created in fiscal 2003 against acquired deferred tax assets for $35.1 million and against deferred tax assets relating to tax benefits recorded directly to shareholders’ equity for $1.0 million.  Neither of these items resulted in a current charge to income tax expense.  The valuation allowance related to acquired deferred tax assets resulted in an increase in goodwill.  If this portion of the valuation allowance is released in subsequent periods, goodwill will decrease by a like amount and we will record a charge to tax expense when the related deferred tax asset is realized.  If the valuation allowance charged to shareholders’ equity is released in subsequent periods, shareholders’ equity will increase by a like amount and we will record a charge to tax expense when the related deferred tax asset is realized.

Liquidity and Capital Resources

In summary, our cash flows were (in thousands):

	Year Ended January 31,	Years Ended December 31,
	2004	2002	2001

Net cash provided by operating activities	$61,060	$30,456	$8,336
Net cash used in investing activities	(244,259)	(27,039)	(115,688)
Net cash provided by (used in) financing activities	125,332	(291)	2,007

We invest excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than three years with the intent to make such funds readily available for operating purposes, including expansion of operations and potential acquisitions or other transactions.  As of January 31, 2004, we had cash and cash equivalents and available-for-sale investments, including restricted cash, of $317 million compared to approximately $303 million as of December 31, 2002.

Cash provided by operating activities of $61 million for 2003 primarily consists of our net loss adjusted for non-cash charges (including depreciation, amortization, in-process R&D charges related to our acquisitions, deferred compensation, deferred taxes and inventory-related charges) offset by approximately $6.5 million of changes in working capital and other activities.  Working capital changes included an increase in accounts receivable balances of approximately $26 million, reflecting increases related to our revenue growth particularly, in the last month of the fiscal fourth quarter.  Days sales outstanding (DSO) has decreased in 2003 to 51 days compared to 64 days in 2002.  This reflects the impact of the change in fiscal year and increased level of accounts receivable collection.  We believe that DSO may increase in 2004 as compared to 2003 as we see the linearity of our sales shift towards the third month of our fiscal quarters and as our channel mix continues to diversify.  Our cash flows from operations were impacted by the growth in deferred revenue balances of approximately $17.8 million in 2003 representing primarily increased sales of extended maintenance contracts attached to sales of our hardware and software products. In addition, the growth in deferred revenue reflects deferred service fee revenue related to our ESCON agreement with EMC.  From fiscal year 2002 to 2003, the increase in cash provided by operating activities was primarily the result of higher revenues and a lower net loss before income taxes.  Cash provided by operating activities in 2002 of $30.5 million consisted primarily of the net loss adjusted for non-cash charges of approximately $44.9 million offset by approximately $4.4 million used by working capital and other activities.  From fiscal year 2001 to 2002, the increase in cash from operations was primarily a result of large inventory purchases in 2001 and larger income tax payments from our profitable 2000 fiscal year.  Cash provided by operating activities in 2001 of approximately $8.3 million consisted primarily of a net loss of approximately $8.7 million adjusted for non-cash items of approximately $55.5 million and approximately $38.5 million used by working capital and other activities.

Cash used in investing activities in 2003 of approximately $244 million was primarily attributable to cash used in acquisitions and purchases of equity investments of $177.4 million, cash used to purchase (net of sales and maturities) investments in marketable securities during the year, cash used to secure restricted investments related to our interest rate swap transaction of approximately $5.1 million, and capital expenditures totaling approximately $18.0 million.  Cash used in investing activities increased from 2002 to 2003 primarily as a result of the acquisitions of Sanera and Nishan, as well as increased net purchases of marketable securities related to higher cash balances available for investing from our issuance of convertible subordinated notes in February 2003.   Reduced spending for capital expenditures in 2003 from 2002 offset these increases. Cash used in investing activities in 2002 of approximately $27 million was primarily attributable to capital expenditures of $72 million, contributed to by our completion and occupation of our office and engineering building.  The cash purchases were offset by proceeds from sales and maturities (net of purchases) of marketable securities for approximately $46 million.  Cash used for investing activities decreased in 2002 from 2001 primarily as a result of cash used for acquisitions in 2001, as well as net purchases of investments in 2001, compared to net proceeds from investments in 2002.  Cash used in investing activities in 2001 of approximately $115.7 million was primarily attributable to cash used in acquisitions of $29.8 million, capital expenditures totaling approximately $21.5 million and net purchases (net of sales and maturities) of investments of $64.5 million.

Cash provided by financings in 2003 of $125 million was primarily due to proceeds from issuance of convertible subordinated notes of $172.5 million in principal amount, with proceeds of $167 million and proceeds from the issuance of stock related to our stock option and employee purchase plans of $5.8 million.  The

2.25% convertible subordinated notes mature in February 2010, unless converted into McDATA common stock at a conversion price of $10.71 per share, subject to certain conversion price adjustments.  Upon conversion, McDATA has the right to deliver cash, stock or a combination of both.  See Note 8 in the Notes to the Consolidated Financial Statements for further information related to the issuance of convertible subordinated notes.  Offsetting these net proceeds were the use of $20.5 million of those proceeds to enter into share option transactions, cash used for payments made on notes payable and capital lease obligations of approximately $18 million, and $8.8 million of cash used to repurchase common stock under our stock buy-back program.  See Note 9 in the Notes to the Consolidated Financial Statements for further information related to the Company’s repurchase of common stock.  Cash used in financing activities in 2002 of $291,000 was primarily due to principal payments on capital leases of $2.7 million offset by proceeds of approximately $2.4 million from the issuance of common stock.  Cash provided by financing activities in 2001 of $2.0 million was primarily due to proceeds from the issuance of common stock of $4.9 million offset by payments on our capital lease obligations of $2.9 million.

Commitments

The Company has contracted with Sanmina SCI Systems, Inc. (SSCI) and Solectron Corporation (Solectron) (collectively, Contract Manufacturers) for the manufacture of printed circuit boards and box build assembly and configuration for specific multi-protocol directors and switches.  The agreements require us to submit purchasing forecasts and place orders sixty calendar days in advance of delivery.  At January 31, 2004, our commitment with the contract manufacturers for purchases over the next sixty days totaled $48.1 million.  Additionally, the Contract Manufacturers have outstanding purchase commitments related to materials that have been ordered on our behalf.  We may be liable for materials that the Contract Manufacturers purchase on our behalf if our actual requirements do not meet or exceed our forecasts and those materials cannot be redirected to other uses.  At January 31, 2004, we had recorded obligations of approximately $8 million primarily related to materials purchased by our Contract Manufacturers for certain end-of-life and obsolete material used to manufacture our products.  We do not expect the remaining commitments under these agreements to have a continued material adverse effect on our business, results of operations, financial position or cash flows.

In February 2003, the Company sold $172.5 million of 2.25% convertible subordinated notes due February 15, 2010 (see Note 8, “Convertible Subordinated Debt,” of the Notes to Consolidated Financial Statements). The Notes are convertible into our Class A common stock at conversion rate of 93.3986 shares per $1,000 principal amount of notes (aggregate of approximately 16.1 million shares) or $10.71 per share, subject to certain conversion adjustments. Upon a conversion, the Company may choose to deliver shares of our Class A common stock, or, in lieu of shares of our Class A common stock, cash or a combination of cash and shares of Class A common stock. We are required to pay interest on February 15 and August 15 of each year, beginning August 15, 2003. Debt issuance costs of $5.6 million are being amortized over the term of the notes. The amortization of debt issuance costs will accelerate upon early redemption or conversion of the notes. The net proceeds remain available for general corporate purposes, including working capital requirements and capital expenditures.

Concurrent with the issuance of the Notes, the Company entered into share option transactions using approximately $20.5 million of proceeds. As part of these share option transactions, the Company purchased options that cover approximately 16.1 million shares of Class A common stock, at a strike price of $10.71. The Company also sold options that cover approximately 16.9 million shares of Class A common stock, at a strike price of $15.08. The net cost of the share option transactions was recorded against additional paid in capital. These share option transactions are intended to give the Company the option to mitigate dilution as a result of the Notes being converted to common shares up to the $15.08 price per common share and mitigate dilution if the share price exceeds $15.08 at that time. Should there be an early unwind of either of the share option transactions, the amount of cash or net shares potentially received or paid by the Company will be dependent on then existing overall market conditions, the stock price, the volatility of the stock, and the amount of time remaining until expiration of the options.

In July 2003, we entered into an interest-rate swap agreement with a notional amount of $155.25 million that has the economic effect of modifying the fixed interest obligations associated with the Notes so that the interest payable on the majority of the Notes effectively becomes variable based on the six month London Interbank Offered Rate (LIBOR) minus 152 basis points. The reset dates of the swap are February 15 and August 15 of each year until maturity on February 15, 2010. The six-month LIBOR setting for the swap at January 31, 2004 was 1.1283%, creating a rate of approximately minus 0.39%, which was effective until February 15, 2004. On February 15, 2004, the six-month LIBOR setting was reset to 1.175%, resulting in a rate of approximately minus 0.345%, which is effective until August 15, 2004.  Significant increases in interest rates could significantly increase the interest expense we are obligated to pay to holders of the Notes in future periods. The swap was designated as a fair value hedge and, as such, the gain or loss on the derivative instrument, as well as the fully offsetting gain or loss on the Notes attributable to the swap, were recognized in earnings. At January 31, 2004, the fair value of the interest rate swap had decreased from inception to $349,000 and is included in other long-term liabilities. Corresponding to this change, the carrying value of the Notes has decreased by $349,000. We are also required to post collateral based on changes in the fair value of the interest rate swap. This collateral, in the form of restricted cash, was $5.1 million at January 31, 2004.

The following table summarizes our contractual obligations (including interest expense) and commitments as of January 31, 2004 (in thousands):

	Total	Less Than 1Year	1-3 Years	More than 5 years

Convertible subordinated debt	$172,500	$—	$—	$172,500
Non-cancelable operating leases	20,295	8,097	9,568	2,630
Non-cancelable purchase agreements	48,063	48,063	—	—
Capital leases, including interest	2,376	1,453	923	—
Total contractual obligations	$243,234	$57,613	$10,491	$175,130

Long-Term Cash Availability

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

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 1 of Notes to Consolidated Financial Statements included in the F-pages of this Form 10-K.

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

Revenue Recognition

We recognize revenue, in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104) and the American Institute of Certified Public Accountants’ Statement of Position 97-2 (SOP 97-2), as amended, when persuasive evidence of an arrangement exists, products are delivered or services rendered, the sales price is fixed or determinable and collectibility is assured. In instances when any one of these four criteria is not met, we will defer recognition of revenue until all the criteria have been met.

With respect to revenue from our configured products, we request evidence of sell-through from our OEM and distributor partners prior to recognizing revenue. In situations where our OEM and distributor partners refuse to provide sell-through information when requested, but all the criteria under SAB 104 (as discussed above) have been met, we recognize revenue for such configured products. These configured products represent high value, customized solutions of directors, cabinets and various combinations of port cards ordered by our sales partners as required by the end user. Non-configured products and components, such as our switch products, port cards, and FlexPort upgrades, are recognized as revenue when the criteria for SAB 104 (as discussed above) have been met, generally at time of shipment. Revenue for both configured and non-configured products and components is reduced for estimated customer returns, price protection, rebates, and other offerings that occur under sales programs established with the Company’s OEMs, distributors and resellers.

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

Income Taxes

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We are required to estimate our income taxes in each jurisdiction where we operate. This process involves estimating our actual current income tax expense together with assessing temporary differences resulting from the different treatment of items for income tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. At January 31, 2004, our net deferred tax assets equaled $77.4 million before any valuation allowance. This balance relates to various items in McDATA’s results of operations that have different timing or treatment for income tax and financial accounting purposes, such as the timing of revenue recognition and accrued expenses, depreciation methods, and reserve accounts, as well as research and development credits.

In evaluating the need for a valuation allowance, we assessed the likelihood that our net deferred tax assets will be recovered from future taxable income. We have considered past operating losses, cumulative losses for financial accounting in recent years, estimated future taxable income and our ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. After considering all available evidence, both positive and negative, management concluded, after applying the provisions of SFAS 109, that it is more likely than not that we will not be able to realize our deferred tax assets in the future. Therefore, a full valuation allowance has been provided against those deferred tax assets. The portion relating to the acquisitions is applied as an increase to the basis of other assets from the acquired companies.

We are subject to audit by federal, state and foreign tax authorities.  These audits may result in additional tax liabilities.  We account for such contingent liabilities in accordance with SFAS No. 5, Accounting for

Contingencies, and believe that we have appropriately provided for taxes for all years.  Several factors drive the calculation of our tax reserves including (i) the expiration of statutes of limitations, (ii) changes in tax law and regulations, and (iii) settlements with tax authorities.  Changes in any of these factors may result in adjustments to our reserves which could impact our reported financial results.

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

We have performed and will perform an annual impairment test for goodwill in accordance with Statement of Financial Accounting Standards No. 142 (SFAS 142). This review is based on a comparison of the carrying value of our net assets including goodwill balances to the fair value of our net assets using the quoted market price of our common stock. We performed the 2003 impairment test during our first fiscal quarter and determined that no impairment loss should be recognized. In the event that business conditions change, future tests may result in a need to record a loss due to write down of the value of goodwill. At January 31, 2004, goodwill recorded in the consolidated balance sheet totaled $78.8 million.

We currently operate our business as a single solutions business and do not maintain separate cash flows or operating margins for any other business segments. Future operating losses, deterioration of our business or segmentation of our operations in the future could also lead to impairment adjustments as such issues are identified.

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

Restructuring Charges

We monitor and regularly evaluate our organization structure and associated operating expenses.  Depending on events and circumstances, we may decide to restructure our operations to reduce future operating costs.  In determining the restructuring charges, we analyze our future operating requirements, including the required headcount by functions and facility space requirements.  Our restructuring costs, and any resulting accruals, involve significant estimates made by management using the best information available at the time the estimates are made, some of which may be provided by third parties.  In recording facilities lease loss reserves, we make various assumptions, including the time period over which the facilities will be vacant, expected sublease terms, expected sublease rates, anticipated future operating expenses, and expected future use of the facilities.  Our estimates involve a number of risks and uncertainties, some of which are beyond our control, including future real estate market conditions and our ability to successfully enter into subleases or lease termination agreements with terms as favorable as those assumed when arriving at our estimates.  We regularly evaluate a number of factors to determine the appropriateness and reasonableness of our restructuring and lease loss accruals including the various assumptions noted above.  If actual results differ significantly from our estimates, we may be required to adjust our restructuring accruals in the future.

Item 7A. Qualitative and Quantitative Disclosure about Market Risk

We are exposed to market risk, primarily from changes in interest rates and credit risks.

Interest Rate Risk

Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our cash and cash equivalents and our investment portfolio. Our investment portfolio is primarily maintained in four major financial institutions in the United States and consists primarily of readily marketable investment-grade debt securities of various issuers and maturities ranging from overnight to greater than ten years. All investments are denominated in U.S. dollars and are classified as “available for sale.” These instruments are not leveraged, and are not held for trading purposes. As interest rates change, the amount of unrealized gain or loss on these securities will change.

We have performed a sensitivity analysis as of January 31, 2004, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of interest rates with all other variables held constant. The discount rates used were based on the market interest rates in effect at January 31, 2004. The sensitivity analysis indicated that a hypothetical 10% increase in interest rates would result in a decrease in the fair values of our investment instruments of approximately $275,000 assuming that such investment holdings remained constant through the year 2003 and an increase of investment income of approximately $398,000. A hypothetical 10% decrease in interest rates would result in an increase of the fair values of our investment instruments of approximately $276,000 and a decrease in investment income of approximately $416,000.

Our convertible subordinated notes are subject to a fixed interest rate and such notes are based on a fixed conversion ratio into Class A common stock. In July 2003, the Company entered into an interest-rate swap agreement with a notional amount of $155.3 million that has the economic effect of modifying the fixed interest obligations associated with the notes so that the interest payable on the majority of the notes effectively becomes variable based on the six month London Interbank Offered Rate (LIBOR) minus 152 basis points. If interest rates on this variable rate debt were to increase or decrease by 100 basis points, our annual interest expense would increase or decrease by approximately $1.6 million. This increased or decreased interest expense would be partially offset by the effects of these interest rate changes on our cash and investment portfolio. The notes are not listed on any securities exchange or included in any automated quotation system; however, the notes are eligible for trading on the PortalSM Market. On January 31, 2004, the approximate bid price of our notes was $116.00 and the approximate ask price of our notes was $116.50, resulting in an aggregate fair value of between $200.1 million and $201.0 million. Our Class A common stock is quoted on the Nasdaq National Market under the symbol, “MCDTA.” On January 31, 2004, the last reported sale price of our Class A common stock on the Nasdaq National Market was $8.79 per share.

Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, short and long term investments, including collateral held under the securities lending program as discussed in Note 7 of our Notes to the Consolidated Financial Statements, trade receivables and certain share option transactions. The Company places its temporary cash investments and short- and long-term investments in investment grade instruments and limits the amount of investment with any one financial institution. The Company evaluates the credit risk associated with each of its customers and has concluded that it does not have a material exposure to credit risk with its customers.

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

ITEM 8. Consolidated Financial Statements and Supplementary Data

For a discussion of the information required by this item, you should refer to F- pages in Item 15(a) of this Annual Report on Form 10-K.

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

We have nothing to report under this item.

ITEM 9A. Controls and Procedures

Disclosure controls and procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)), as of the end of such period, and except as disclosed in this Annual Report, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in internal control over financial reporting

Except as disclosed below, there was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Third Quarter Balance Sheet Reclassification/Restatement

On February 26, 2004, the Company announced that it would amend its Form 10-Q for the quarter ending October 31, 2003 to reflect a balance sheet reclassification. The reclassification did not affect either the income statement or the statement of cash flows for the quarter. The reclassification results from a securities lending program with Wells Fargo Bank, N.A. (Wells Fargo), which the company began during that quarter. Under the program the Company’s investment securities may be loaned against a pledge of cash collateral, which is held by Wells Fargo as the Company’s agent.

In accordance with generally accepted accounting principles, the balance sheet in that amended Form 10-Q for the quarter ended October 31, 2003, shows the addition of a line item entitled “Securities lending collateral” as a current asset and the addition of a line item entitled “Securities lending collateral payable” as a current liability, both for the approximate amount of $109.5 million. These two balance sheet adjustments net to zero, and neither the income statement nor the statement of cash flows is affected. See Note 7 to the Notes to the Consolidated Financial Statements for further discussion of this program and the balances as of January 31, 2004.

As part of its year-end review, the Company subsequently identified the applicability of SFAS 140 to the previous quarter’s securities lending program. In its review, the Company investigated the cause of the reclassification and has concluded that while the transaction was communicated prior to the filing, the Company did not appropriately apply SFAS 140 to the securities lending program in preparing its financial statements for the quarter ending October 31, 2003. In response to the reclassification, the Company’s independent auditors have indicated in a letter to the Company that it believes that a material weakness under AU 325, Communication of Internal Control Related Matters Noted In An Audit, existed with regard to the evaluation of the appropriate accounting treatment for the securities lending program. As a result, the Company has implemented enhanced policies and procedures including additional cross-functional meetings with the Finance organization, establishment of an issues log, adding additional support personnel dedicated to this area and improvements in existing formal investment policies. The Company believes that it has implemented these changes within its internal controls to improve the timely accounting evaluation and treatment of such transactions.

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

PART III

ITEM 10. Directors and Executive Officers of the Registrant

The following table sets forth certain information regarding our executive officers and directors as of the date of this Annual Report on Form 10-K:

Name	Age	Position

John A. Kelley, Jr.	54	Chairman of the Board of Directors, President and Chief Executive Officer
Ernest J. Sampias	53	Chief Financial Officer and Senior Vice President of Finance
Thomas O. McGimpsey	42	General Counsel, Vice President of Business Development
Gary M. Gysin	44	Senior Vice President of Worldwide Sales and Service
Jean M. Becker	44	Senior Vice President of Engineering
Robert F. Finley	54	Vice President of Manufacturing
Michael B. Gustafson	37	Senior Vice President of Worldwide Marketing
Karen L. Niparko	47	Vice President of Human Resources
Laurence G. Walker (2)(4)	55	Lead Director
Charles C. Johnston (1)	69	Director
D. Van Skilling (1)(3)	70	Director
Thomas M. Uhlman (2)(4)	55	Director
John W. Gerdelman (3)(4)	51	Director
Betsy S. Atkins (2)(3)	48	Director
Michael J. Sophie (1)	46	Director
Alex Mendez (4)	46	Director

(1)                                  Member of Audit Committee

(2)                                  Member of Compensation Committee

(3)                                  Member of Governance and Nominating Committee

(4)                                  Member of Technology Committee

Executive Officers and Directors

John A. Kelley, Jr. has been Chairman of the Board of Directors since February 2004, President and Chief Executive Officer since August 2002 and was President and Chief Operating Officer from August 2001 to August 2002. Prior to joining McDATA, Mr. Kelley was Executive Vice President for Qwest Communications International Inc., or Qwest, from July 2000 to January 2001. Prior to the acquisition of US WEST by Qwest, he was Executive Vice President for U S WEST from April 1995 to June 2000. Prior to his employment at US WEST, Mr. Kelley was in key senior leadership positions at Mead Corporation from 1991 to 1995. Mr. Kelley received his Bachelor of Science degree in business from the University of Missouri, St. Louis. He serves on the board of directors of Polycom, Inc. and Captaris, Inc., and is also Vice Chairman of the National INROADS Board, a not-for-profit mentoring program and a board member of the Women’s Vision Foundation and Tie-Rockies.

Ernest J. Sampias has been the Senior Vice President of Finance and Chief Financial Officer since June 1, 2002. Prior thereto he was Vice President of Finance from September 2001 to June 2002 and Controller from September 2001 to February 2003. Prior to joining McDATA, Mr. Sampias was Vice President and Chief Financial Officer of Convergent Communications, Inc. from November 2000 to May 2001, was Vice President and Chief Financial Officer of U S WEST Dex, Inc. from 1997 to 2000 and held various financial management positions with U S WEST from 1985 to 2000. Mr. Sampias is a Certified Public Accountant, received a Masters degree in Taxation in 1979 from DePaul University in Chicago, Illinois, and received a Bachelor of Science degree (with distinction) in Business in 1973 from Indiana University. Mr. Sampias also sat on the Board of Directors of PointServe Corporation from March 2000 to November 2000.

Thomas O. McGimpsey is General Counsel and Vice President of Business Development.  In 2002, Mr. McGimpsey also held the position of Vice President of Corporate Development. Mr. McGimpsey is responsible for managing all internal and external legal efforts, corporate governance matters, business development, mergers and acquisition activities, hardware and software purchase/licensing contracts, and the internationalization efforts for the company. Prior to joining McDATA in June 2000, Mr. McGimpsey was the Senior Corporate and Securities Attorney at U S WEST, Inc. and U S WEST Communications, Inc. from 1998 until U S WEST’s merger with Qwest in June 2000. From 1991 to 1998, Mr. McGimpsey was in private practice at national law firms. From 1984 to 1988, Mr. McGimpsey was a Senior Engineer for Software Technology, Inc. Mr. McGimpsey received his Juris Doctor degree from the University of Colorado in 1991 and his Bachelor of Science degree in Computer Science (with a minor in electrical and microprocessor systems) from Embry-Riddle Aeronautical University in 1984.

Gary M. Gysin, has been the Senior Vice President of World Wide Sales and Services since January 2004.  Mr. Gysin joined McDATA in December 2002 as Vice President and General Manager of Software. Prior to joining McDATA, Mr. Gysin was Senior Vice President of products at Volera from February 2000 to November 2002, where he drove development of strategic direction, and Sales and Marketing activities. Additionally, Mr. Gysin has shown strong success in previous sales leaderships roles at growth companies, and has a wide range of sales leadership experience including previous vice president of sales positions, territory management, compensation organization, and routes-to-market development. Mr. Gysin received his Bachelor of Arts degree in Economics in 1992 from the University of California at Santa Cruz.

Jean M. Becker has been the Senior Vice President of Engineering since December 2002. Just prior to joining McDATA, Ms. Becker was President of Qwest Solutions from July 2001 and Senior Vice President of Qwest National xDSL/Broadband Deployment from July 2000. Prior to Qwest, Ms. Becker held the Chief Technology Officer and Senior Vice President, Vice President of Network Planning and other senior management positions with U S WEST since 1988. Ms. Becker earned a Masters of Business and Administration degree in 1992 from Portland State University and earned a Bachelor of Science degree in electrical engineering in 1988 from Portland State University.  Ms. Becker also serves on the board of directors of Aarohi Communications, Inc.

Robert F. Finley has been the Vice President of Manufacturing since June 2001. Prior to joining McDATA, he served as Vice President, Business Programs Management—Global Accounts at SMTC Corp. from December 1996 to May 2001. Prior to joining McDATA, Mr. Finley held several positions at SMTC including Director of Materials, MIS, Document Control, Component Engineering and Supplier Quality Assurance and Director of Manufacturing Operations from February 1991 to December 1996. In addition, Mr. Finley worked for McDATA from 1987 to 1990 as a manager of quality assurance, reliability engineering and mechanical procurement and a manager of turnkey operations. Mr. Finley holds a Bachelor of Science degree in electronics engineering technology from Arizona State University.

Michael B. Gustafson has been the Senior Vice President of Worldwide Marketing since June 2002. From March 1999 until June 2002, he served as our Vice President of Worldwide Sales. Mr. Gustafson also had responsibility for McDATA’s Professional and Learning Services offerings from March 1999 to December 2000. From May 1998, when he joined McDATA, until March 1999, Mr. Gustafson served as a regional sales manager of McDATA. Prior to joining McDATA, Mr. Gustafson spent nine years with IBM serving in various sales management positions, including most recently as Business Unit Executive and Director of U.S. Channel Field Sales

of IBM from June 1997 until May 1998. Mr. Gustafson received his Bachelor of Science degree in business administration from Washington University in St. Louis.  Mr. Gustafson joined the Board of Directors of InPhase Technologies in December 2003.

Karen L. Niparko has been Vice President of Human Resources since January 2004, Vice President of Business Operations since October 2002 and prior thereto was Vice President of Human Resources from September 2001 to October 2002. Prior to joining McDATA, Mrs. Niparko was Executive Consultant for Corporate Solutions, Inc. from April 2001 to September 2001, Corporate Vice President of Human Resources and Officer and former Vice-President of Human Resources for Worldwide Sales & Service of Storage Technology Corporation from April 1997 to February 2001, and Vice President of Operations for Auto-trol Technology Corporation from January 1993 to April 1997. Mrs. Niparko has a Masters of Business Administration degree from the University of Colorado, a Bachelor of Arts degree from the University of Michigan and a Certificate for Leadership for Sr. Executives Programs from Harvard University. Mrs. Niparko serves on the Boards of the Colorado Safety Association and INROADS-Colorado Inc., both non-profit organizations. She served as Chair for the eLearning committee of Governor Owen’s Strategy Workforce Development Council. She is an advisor for the Chancellor’s Community Advisory Committee for the University of Colorado at Boulder and a member of the Women’s Vision Foundation.

Laurence G. Walker, an independent investor, has served as a Director of McDATA since May 1998 and Lead Director since February 2004. Previously, Mr. Walker served as Vice President of Strategy of the Network & Computing Systems Group of Motorola from February 2002 until May 2002. From August 2001 until February 2002, Mr. Walker served as Vice President and General Manager of the Network & Computing Systems Group of Motorola. Mr. Walker co-founded C-Port in November 1997 and was Chief Executive Officer until August 2001. C-Port was acquired by Motorola in May 2000. From June 1997 until October 1997, Mr. Walker was self-employed. From August 1996 until May 1997, Mr. Walker served as Chief Executive Officer of CertCo, a digital certification supplier. Prior thereto, he was Vice President and General Manager, Network Product Business Unit, Digital Equipment Corporation from January 1994 to July 1996. From 1981 to 1994, he held a variety of other management positions at Digital Equipment Corporation. He received his Ph.D. and Master of Science degree in electrical engineering from the Massachusetts Institute of Technology and his Bachelor of Science degree in Electrical Engineering from Princeton. He serves as a Director of Silicon Laboratories, Oasis Semiconductors, and Propagate Networks.

Charles C. Johnston, has served as a Director of McDATA since May 1998. Mr. Johnston has been Chairman of AFD Technologies, Inc., J&C Resources, LLC, and Ultraclenz Corporation since 1992 and Chairman of Ventex Technologies, Inc. since 1994.  Mr. Johnston was founder, Chairman and CEO of ISI Systems, a developer of software systems and related services, from 1969 to 1992 (ISI was sold to Teleglobe Corporation of Montreal, Canada in 1989). He served in various capacities at IBM from 1959 until 1965 and served as Director of Grumman Corporation and Teleglobe Corporation from 1989 to 1994. He received his Bachelor of Science degree in 1957 from Worcester Polytechnic Institute. He currently serves as a Director of AuthentiDate Holding Corporation, Internet Commerce Company and Visual Data.

D. Van Skilling, has served as a Director of McDATA since May 1998. Mr. Skilling has been as President of Skilling Enterprises since March 1999. He retired as Chairman and Chief Executive Officer of Experian Information Solutions, Inc., formerly TRW Information Systems & Services, in April 1999. From September 1996 until April 1999, Mr. Skilling was Chairman and Chief Executive Officer of Experian. From March 1970 until September 1996, Mr. Skilling was the Executive Vice President of TRW Information Systems and Services. He received his Bachelor of Science degree in chemistry from Colorado College and his Masters of Business Administration degree in International Business from Pepperdine University. He currently serves on the Boards of Directors of The Lamson & Sessions Company, First American Corporation and American Business Bank and is Chairman of the Board of Trustees of Colorado College.

Thomas M. Uhlman, has served as a Director of McDATA since May 1998. Mr. Uhlman has been Managing Partner, New Venture Partners, LLC since January 2001. From 1997 to 2001, Mr. Uhlman was President, New Ventures Group at Lucent Technologies. From 1996 to 1997, Mr. Uhlman was Senior Vice President, Corporate Strategy, Business Development and Public Affairs of Lucent Technologies. From 1995 to

1996 Mr. Uhlman was the Vice President, Corporate Development of AT&T Corp. Prior to joining AT&T, he was with Hewlett-Packard Company in various advisory and management roles. He received his Ph.D. in Political Science from the University of North Carolina—Chapel Hill, his Masters degree in management from Stanford University School of Business and his Bachelor of Arts degree in political science from the University of Rochester.

John W. Gerdelman, has served as a director of McDATA since May 1998.  Since January 2004, he has been the Executive Chairman of Intelliden Corporation a company he co-founded which provides software solutions that enable networks to operate more intelligently by automating network change management and enforcing business policy in network operations.  In April 2002, Mr. Gerdelman took on the bankruptcy reorganization of Metromedia Fiber Networks and successfully emerged from Chapter 11 in September 2003 and completed his contract in December 2003.  From April 1999 until 2002, Mr. Gerdelman worked with several new ventures as Managing Member of Mortonsgroup LLC.  From 1986 until 1999, Mr. Gerdelman held various positions with MCI Telecommunications Corporation in Sales, Marketing, Sales Operations, Network Operations and Information Technology.  For four of these years, he served as President of the Network and Information Technology Division.  He was also CEO of a startup call center company and returned to MCI upon its acquisition.  Before joining MCI, Mr. Gerdelman was with Baxter Travenol Corporation in Sales Operations.  He served in the U.S. Navy as a Naval Aviator.  He received his Bachelor of Science degree in chemistry from the College of William and Mary where he now serves on the Board of Visitors.  Mr. Gerdelman currently serves as a Director of APAC, Sycamore Networks, Inc. and the Terebeam Corporation.

Betsy S. Atkins, has served as a Director of McDATA since April 2002. Ms. Atkins has been the Chief Executive Officer of Baja Accordiant Ventures, an independent venture capital firm focused on the technology and life sciences industry since 1994. From 1991 through 1993, Ms. Atkins was CEO of NCI, Inc. a Nutraceutical company. Ms. Atkins was a co-founder of Ascend Communications, Inc. in 1989 and served as a member of its Board of Directors, until its acquisition by Lucent Technologies in 1999. Ms. Atkins currently serves on the Boards of Directors of Polycom, Inc. and UTStarcom. She received her Bachelor of Arts degree from the University of Massachusetts. Ms. Atkins publishes and keynote speaks on board governance matters and best practices for the National Association of Corporate Directors. Ms. Atkins is also a member of the President-appointed Pension Benefit Guaranty Corporation advisory committee and a Governor-appointed member of the Florida International University Board of Trustees.

Michael J. Sophie, has served as a Director of McDATA since March 2003. Mr. Sophie has served as Senior Vice President Finance of UTStarcom Inc., a manufacturer and marketer of telecommunications equipment for use in worldwide markets, from January 2003 to present and as Chief Financial Officer from August 1999 to present. He served as Vice President Finance of UTStarcom from August 1999 to January 2003. From 1993 to 1999, Mr. Sophie was Vice President Finance and Chief Financial Officer of P-Com, Inc., a manufacturer of microwave radio stations for worldwide wireless telecommunications markets. Mr. Sophie holds a Bachelor of Science degree in business administration from California State University and a Masters of Business Administration degree from the Santa Clara University.

Alex Mendez, has served as a Director of McDATA since December 2003. Mr. Mendez has twenty-five years of experience in the high technology industry at ROLM, IBM, Stratacom, and Cisco, holding several executive positions in operations, marketing and business development, most recently as an SVP/GM at Cisco. He was part of the founding team of Stratacom which Cisco acquired in 1996. He is also Founding General Partner of Storm Ventures, and ex-CEO and Chairman of Sanera Systems which McData acquired in 2003. He is on the board of directors of Airespace, Venturi Wireless, and Inovys. He is also Executive Chairman of Inkra Networks and Chairman of Bivio Networks.  Mr. Mendez holds a Bachelor of Science degree in electrical engineering from Stanford University and a Masters of Business Administration degree from Santa Clara University. He was born in Buenos Aires, Argentina and speaks both Spanish and German fluently.

Our Board of Directors is divided into three classes, the members of which serve for a staggered three-year term until they or their successors are duly elected and qualified. Messrs. Gerdelman and Kelley and Ms. Atkins serve in class I whose term expires at the annual meeting of stockholders in 2004, Messrs. Skilling, Uhlman and Sophie serve in class II whose term expires at the annual meeting of stockholders in 2005 and Messrs. Johnston, Walker and Mendez serve in class III whose term expires at an annual meeting of stockholders in 2006. Upon the expiration of the term of a class of directors, directors in that class will be elected for three-year terms at the annual meeting of stockholders in the year in which that term expires. Upon the appointment of John A. Kelley, Jr. as Chairman of the Board in February 2004, the Board also elected Laurence G. Walker as the Lead Director of the independent directors of the Board.

Our officers serve at the discretion of the Board of Directors. There are no family relationships among our directors and officers.

Board Committees and Other Information

Our Board of Directors has a separately designated Audit Committee, Compensation Committee, Governance and Nominating Committee and Technology Committee. The Audit Committee, currently comprised of Messrs. Johnston, Skilling and Sophie, reviews our accounting policies and practices, financial reporting and internal control structures, recommends to our Board of Directors the appointment of independent auditors to audit our financial statements each year and confers with our officers for purposes of reviewing our internal controls, accounting practices, financial structures and financial reporting. In addition, the Audit Committee confers with the independent auditors on any significant matters regarding internal controls over financial reporting that have come to their attention during the conduct of their audit. Our Audit Committee has been established in accordance with section 3(a)(58)(A) of the Securities Exchange Act and is comprised of directors who are independent within the meaning of the NASDAQ Stock Market, Inc. director independence standards, as currently in effect.  The Board of Directors has determined that Mr. Sophie is an “audit committee financial expert” as defined by SEC rules.  The Audit Committee held nine meetings in fiscal year 2003 and three meetings since our fiscal year ended. The Compensation Committee currently comprised of Messrs. Uhlman and Walker and Ms. Atkins, reviews salaries, incentives and other forms of compensation for our executive officers and administers our incentive compensation plans. The Compensation Committee has delegated its duties with respect to option grants for employees and non-executive officers to a compensation subcommittee, which is chaired by Mr. Kelley, in accordance with the terms of the Company’s 2001 Equity Incentive Plan (formerly the 1997 Stock Option Plan). The Governance and Nominating Committee, currently comprised of Messrs. Gerdelman and Skilling and Ms. Atkins, reviews corporate governance, board compensation matters, oversees the evaluation and nomination process for new board members, reviews committee charters and the composition of new Board committees and considers questions of conflicts of interest of Board members and corporate officers. The Technology Committee, currently comprised of Messrs. Gerdelman, Uhlman, Walker and Mendez, reviews the Company’s long-term strategic technical direction and product roadmap and the Company’s planned investments in research and development.

Stockholder Recommendations

It is the policy of the Board of Directors of McDATA to consider recommendations for candidates to the Board of Directors from stockholders holding no less than 100,000 shares of our common stock continuously for at least six (6) months prior to the date of the submission of the recommendation.  Stockholder recommendations for candidates to the Board of Directors must be directed in writing to McDATA Corporation, Corporate Secretary, 380 Interlocken Crescent, Broomfield, CO 80021, and must include the candidate’s name, home and business contact information, detailed biographical data and qualifications, information regarding any relationships between the candidate and McDATA within the last three years and evidence of the nominating person’s ownership of company Stock

Stockholder nominations to the Board of Directors must meet the requirements set forth in Article 3, Section 2(c) of our Bylaws.  Under these requirements, nominations for election to the Board of Directors may be made at a meeting of stockholders by any stockholder entitled to vote in the election of directors who provides timely written notice to the Secretary of the Company.  This notice must contain specified information concerning the nominee and concerning the stockholder proposing the nomination.  In order to be timely, a stockholder’s notice must be delivered to or mailed and received by the Secretary of the Company not less than 120 calendar days before the date of our proxy statement released to stockholders in connection with the previous year’s annual meeting of stockholders.

The Governing/Nominating Committee’s Criteria and process for evaluating and identifying the candidates that it selects, or recommends to the full Board for selection, as director nominees, are as follows:

•                  The Governing/Nominating Committee regularly reviews the composition and size of the Board and determines the criteria for Board membership including issues of character, judgment, diversity, age, expertise, corporate experience and the like.

•                  The Governing/Nominating Committee considers and recommends candidates to fill new positions or vacancies on the Board, and reviews any candidates recommended by stockholders in accordance with the bylaws.

•                  The Governing/Nominating Committee conducts an annual evaluation of the Board as a whole and evaluates the performance of current Board members proposed for reelection, and recommends the Director nominees each year for approval by the Board and stockholders.

•                  In evaluating the qualifications of candidates, the Governing/Nominating Committee considers many factors, including issues of character, judgment, diversity, age, independence, expertise, (especially in the Company’s industry but also the systems manufacturing industry), corporate/business experience (especially as a member of senior Management of a high growth company), international experience, length of service, other commitments and the like.  While the Governing/Nominating Committee has not established specific minimum qualifications for Director candidates, the Governing/Nominating Committee believes that candidates and nominees must reflect a Board that is comprised of directors who (i) are predominantly independent, (ii) are of high integrity, (iii) have qualifications that will increase overall Board effectiveness and (iv) meet other requirements as may be required by applicable rules, such as financial literacy or financial expertise with respect to audit committee members.

•                  With regard to candidates who are properly recommended by stockholders, the Governing/Nominating Committee will review the qualifications of any such candidate, which review may, in the Governing/Nominating Committee’s direction, include interviewing references for the candidate, direct interview with the candidate, or other actions that the Governing/Nominating Committee deems necessary or proper.

•                  In evaluating and identifying candidates, the Governing/Nominating Committee has the authority to retain and terminate any third party search firm that is used to identify director candidates, and has the authority to approve the fees and retention terms of any search firm.

•                  The Governing/Nominating Committee will apply these same principles when evaluating Board candidates who may be elected initially by the full Board to fill vacancies or add additional directors prior to the annual meeting of stockholders at which directors are elected.

•                  After completing its review and evaluation of director candidates, the Governing/Nominating Committee selects, or recommends to the full Board of Directors for selection, the director nominees.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer,  members of our finance department (including the principal financial officer and principal accounting officer) and employees. This code of ethics, which is entitled “McDATA’s Corporate Code of Conduct,” is posted on our website. The Internet address for our code is located at the following Website: http://www.mcdata.com/about/board/gov.

We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of our common stock, to file with the SEC reports of ownership and changes in ownership of common stock and other equity securities of our Company. Executive officers, directors and greater than 10% stockholders are required by the SEC regulation to furnish to us copies of all Section 16(a) forms they file.

Based solely on a review of the copies of Section 16(a) forms furnished to us and written representations that no other filings were required, we believe that all the SEC filing requirements applicable to our executive officers, directors and greater than 10% stockholders were complied with for 2003, other than the late filing of a report on Form 4 for John A. Kelley, Jr. with regard to his January 2003 grant of 400,000 class B stock options.

ITEM 11. Executive Compensation

The following table sets forth information for the fiscal year ended January 31, 2004 concerning the compensation paid to persons who served as our Chief Executive Officer, our four other most highly compensated executive officers at fiscal year end and one executive that resigned prior to fiscal year end, all of whose total salary and bonus for such fiscal year exceeded $100,000, collectively referred to below as the Named Executive Officers. Long-term compensation awards include awards grant during the period January 1, 2003 through January 31, 2004.

Summary Compensation Table

				Long-Term Compensation
		Annual Compensation		Awards
Name and Principal Position	Year	Salary($)	Bonus($)	Restricted Stock Award(s) ($)(1)	Securities Underlying Options(#)	All Other Compensation ($)

John A. Kelley, Jr.	2003	$390,854	$125,000	$590,606	400,000	$14,533	(2)
Chairman, President and Chief	2002	$339,234	$127,452	$427,490	315,000	$4,068	(3)
Executive Officer	2001	$98,082	$56,829	—	250,000	$2,817	(4)

Ernest J. Sampias	2003	$312,972	$54,750	$248,834	200,000	$5,855	(5)
Chief Financial Officer and Senior	2002	$217,308	$150,000	$180,000	70,000	$5,165	(6)
Vice President of Finance	2001	$46,769	$12,469	—	15,000	$238	(7)

Michael B. Gustafson	2003	$260,273	$43,125	$262,350	50,000	$11,563	(8)
Senior Vice President of Worldwide	2002	$234,615	$192,871	—	90,000	$5,855	(9)
Marketing	2001	$136,669	$245,794	—	—	$5,720	(10)

Jean M. Becker	2003	$258,885	$43,125	$173,640	—	$15,022	(11)
Senior Vice President of Engineering	2002	—	—	$42,840	150,000	—
	2001	—	—	—	—	—

Gary M. Gysin	2003	$219,254	$61,250	$173,640	—	$11,018	(12)
Senior Vice President of Worldwide	2002	—	—	$42,840	200,000	—
Sales and Service	2001	—	—	—	—	—

Alain F. Andreoli (14)	2003	$285,769	$65,938	—	—	$34,284	(13)
Former Senior Vice President of	2002	—	—	—	—	—
Worldwide Sales and Services	2001	—	—	—	—	—

(1)                      The Named Executive Officers were each granted restricted Class B common stock under the Company’s Executive Performance Incentive Bonus (EPIB) Plan from February 1, 2003 through January 31, 2004.  Messrs. Kelley, Gustafson, Sampias, Gysin, Andreoli and Ms. Becker were granted 19,700, 6,875, 8,300, 6,000, 7,775 and 6,000 shares both on August 1, 2003 at a per share price of $10.61 and on November 1, 2003 at a per share price of $9.90.  These shares are restricted under the EPIB Plan for 48 months from the date of grant however a portion of the grant may have the restricted period accelerated to 18 months if certain quarterly targets are met.  The Company met its quarterly objectives for the first and second quarter of 2003, and accordingly, the shares relating to those quarters were accelerated to 18 month cliff vesting.  In addition, Messrs. Kelley, Sampias , Gustafson, Gysin, Andreoli and Ms. Becker were granted 19,700, 8,300, 13,750, 6,000, 7,800 and 6,000 shares on January 29, 2003 at a per share price of $8.18.

(2)                      For 2003, this amount includes $1,645 of term life insurance premium, $2,804 paid to Mr. Kelley’s account in our 401(k) plan, $4,000 for tax and financial planning and $6,084 for a taxable fringe sales trip.

(3)                      For 2002, this amount includes $1,868 of term life insurance premium and $2,200 paid to Mr. Kelley’s account in our 401(k) plan.

(4)                      For 2001, this amount includes $531 of term life insurance premium and $2,286 paid to Mr. Kelley’s account in our 401(k) plan.

(5)                      For 2003, this amount includes $1,528 of term life insurance premium, $3,396 paid to Mr. Sampias’s account in our 401(k) plan, and $931 for a taxable fringe sales trip.

(6)                      For 2002, this amount includes $1,040 of term life insurance premium and $4,125 paid to Mr. Sampias’s account in our 401(k) plan.

(7)                      For 2001, this amount includes $238 of term life insurance premium.

(8)                      For 2003, this amount includes $513 of term life insurance premium, $6,000 paid to Mr. Gustafson’s account in our 401 (k) plan, and $5,050 for a taxable fringe sales trip.

(9)                      For 2002, this amount includes $355 of term life insurance premium and $5,500 paid to Mr. Gustafson’s account in our 401(k) plan.

(10)                For 2001, This amount includes $216 for term life insurance premium and $5,504 paid to Mr. Gustafson’s account in our 401(k) plan.

(11)                For 2003, this amount includes $576 of term life insurance premium, $6,000 paid to Ms. Becker’s account in our 401(k) plan, $2,650 for tax and financial planning, and $5,796 for a taxable fringe sales trip.

(12)                For 2003, this amount includes $425 of term life insurance premium, $6,000 paid to Mr. Gysin’s account in our 401(k) plan, and $4,593 for a taxable fringe sales trip.

(13)                For 2003, this amount includes $831 of term life insurance premium, $6,370 for a taxable fringe sales trip, and $27,083 in severance benefits.

(14)                Mr. Andreoli resigned from the Company December 2003 and forfeited all options and restricted stock.

Option Grants in Last Fiscal Year

The following table sets forth certain information for each grant of stock options during the year ended January 31, 2004 to each of the Named Executive Officers. All of these options were granted under our 2001 McDATA Equity Incentive Plan and have a term of 10 years, subject to earlier termination in the event an optionee’s services to us cease. For more information, see “Employee Benefit Plans” below for descriptions of the material terms of these options. During the month ended January 31, 2003 and the year ended January 31, 2004, we granted options to purchase an aggregate of 1,071,275 shares and 3,682,640 shares, respectively, of Class B common stock under the 2001 McDATA Equity Incentive Plan. Options were granted at an exercise price equal to the fair market value (as determined under the 2001 McDATA Equity Incentive Plan) of our Class B common stock on the day prior to the grant date. Potential realizable values are net of exercise prices before taxes, and are based on the assumption that our Class B common stock appreciates at the annual rate shown, compounded annually, from the date of grant until the expiration of the ten-year term and that the option is exercised at the exercise price and sold on the last day of its term at the appreciated price. These numbers are calculated based on SEC requirements and do not reflect any projection or estimate of future stock price growth. No stock appreciation rights were granted during the fiscal year ended January 31, 2004.

	Individual Grants
	Number Of Securities Underlying Options		Percent of Total Options Granted to Employees	Exercise Price Per Share	Expiration	Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation for Option Term
Name	Granted(#)		In FY 2003	($/share)	Date	5% ($)	10% ($)

John A. Kelley, Jr.	100,000	*		$7.90	1/24/13	$501,229.02	$1,270,212.74
	300,000	*	8.4%	8.18	1/29/13	1,543,307.42	3,911,043.99
Ernest J.Sampias	200,000	*	4.2%	8.18	1/29/13	1,028,871.61	2,607,362.67
Michael B. Gustafson	50,000	*	1.1%	8.18	1/29/13	257,217.90	651,840.67
Jean M. Becker	0		**	—	—	—	—
Gary M. Gysin	0		**	—	—	—	—
Alain Andreoli	0		**	—	—	—	—

* McDATA changed its fiscal year end to January 31.  While these 2003 grants did not occur during the 2003 fiscal year, we have nonetheless disclosed the gap period between January 1, 2003 and January 31, 2003.

**Less than 1%

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information with respect to the Named Executive Officers concerning exercisable and unexercisable options held as of January 31, 2004. The dollar value of in-the-money options at January 31, 2004 is calculated by determining the difference between the year-end fair market value of $8.71 per share and the option exercise price.

	Shares Acquired on	Value	Number of Securities Underlying Unexercised Options at January 31, 2004		Value of Unexercised In-the-Money Options at January 31, 2004
Name	Exercise(#)	Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable

John A. Kelley, Jr.	—	—	300,750	652,085	$60,000	$180,000
Ernest J. Sampias	—	—	80,000	205,000	33,500	100,500
Michael B. Gustafson	40,000	$333,625	225,000	134,761	856,225	19,875
Jean M. Becker	—	—	37,500	112,500	58,875	176,625
Gary M. Gysin	—	—	50,000	150,000	78,500	235,500
Alain F. Andreoli	—	—	—	—	—	—

Management Bonus Program

Beginning in the third quarter of 2002, a revised Executive Performance Incentive Bonus (EPIB) plan was implemented in lieu of the prior cash bonus plan. The EPIB plan uses restricted Class B common stock with accelerated vesting opportunities to reward participants for the collective achievement of strategic corporate revenue and EPS goals on a quarterly basis. The EPIB plan is designed to further drive performance beyond target levels through the availability of additional cash bonus opportunities when target metrics are substantially exceeded. Currently the cash bonus component of the EPIB plan is calculated as a percentage of base compensation and can range from 7.5% to 18.75% of quarterly base salary if corporate objectives are achieved, and from 30% to 75% if more progressive objectives are met.

John F. McDonnell, the former Chairman of the Board of Directors, participated in an incentive compensation plan which was based upon the attainment of annual corporate financial objectives established by the Board of Directors. Upon attainment of these objectives, the plan provided for a payment equal to a percentage of annual salary.

Change of Control Arrangements/Employment Agreements

Named Executive Officers and certain other officers have entered into change of control severance agreements and employment agreements with us. The change of control severance agreements provide these officers with (i) a payment (in a lump sum or according to our normal payroll timetable) equal to four times the average of their quarterly compensation over the preceding eight calendar quarters, (ii) payment for all accrued but unused vacation days, (iii) the provision of health benefits for a period of time and (iv) automatic acceleration of the vesting of all stock options held if we terminate without cause their employment upon a change in control; provided that our executive officers will not engage in any activity that conflicts with their obligations to us, induce other employees to leave us, or compete with us for a period of one year after termination of their employment. Under the terms of the employment agreements to which we are party with certain of our executive officers, all confidential, proprietary or other trade secret information and all other discoveries, inventions, processes, methods and improvements made by the employee are our property. In addition, pursuant to these agreements, employees may not compete with us for one year after termination of their employment.

In December 2003, the Company entered into a one year single trigger severance agreement with John A. Kelley, Jr., the Company’s Chief Executive Officer and President, should he be terminated without cause or voluntarily leaves for good reason. The Company received in consideration for the severance agreement (a) an extension to 24 months of Mr. Kelley’s current 12 month restriction, to not compete against the Company and to not solicit Company employees after such termination, and (b) a release of all claims, if any, against the Company before payment of any benefits there under. The benefits under the severance agreement would include one year of salary and target bonus, medical benefits under COBRA for up to one year, an extension of option exercisablity from ninety days to one year for subsequently issued options and continued vesting of restricted stock for one year after termination. Mr. Kelley’s existing change of control severance agreement, as described above, will continue to be in full force and effect, however benefits under the new single trigger severance agreement would not be payable if the Change of Control Severance Agreement is triggered.

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

Given the increasing difficulty in obtaining additional liability insurance for directors and officers and in recognition of the need to protect certain directors and officers from unwarranted personal liability, we extend indemnification agreements to our board members and certain key officers to provide specific contractual assurance that the indemnification protection promised by the laws will be available to such officers.

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

Employee Benefit Plans

2001 McDATA Equity Incentive Plan

Our Board of Directors and our stockholders originally approved and adopted our McDATA Stock Option Plan in October 1997.  This plan was subsequently renamed the 2001 McDATA Equity Incentive Plan, or the 2001 Plan, and was amended to increase (from 24 million to 30 million shares) the authorized number of Class B common shares issuable under the plan and expand the type of awards to include restricted stock and stock awards and other necessary changes. As of January 31, 2004, approximately 6,473,692 million shares of our Class B common stock were reserved for issuance under the 2001 Plan. Under the terms of the 2001 Plan, our Board of Directors may grant incentive stock options, non-qualified stock options, stock bonuses and rights to acquire restricted stock to our employees and non-qualified stock options to our directors, provided that certain eligibility requirements are satisfied. Our Board of Directors administers the 2001 Plan, but has delegated to the Compensation Committee the authority to administer the plan. A summary of the terms related to options are as follows:

•                  the duration of the option, which may not exceed 10 years for incentive stock options and 10 years and 1 month for nonstatutory stock options;

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

Initially, each incentive stock option granted is exercisable over a period determined by the Compensation Committee in its discretion, not to exceed ten years from the date of the grant as required by the Internal Revenue Code of 1986. In addition, the exercise period for an incentive stock option may not exceed five years from the date of the grant if the option is granted to an individual who, at the time of the grant, owns more than 10% of the total combined voting power of all classes of our capital stock. The Compensation Committee generally has the right to accelerate the exercisability of any options granted under the 2001 Plan that would otherwise be unexercisable. In the event of certain changes in control, the acquiring or successor corporation may assume or grant substitute options for options then outstanding under the 2001 Plan, or such options shall terminate.

The 2001 Plan expires on September 30, 2010, except as to options or awards outstanding on that date. Subject to the terms of the 2001 Plan, the Board of Directors or the Compensation Committee may terminate or amend the 2001 Equity Incentive Plan at any time.

The Compensation Committee determines the purchase price of other stock awards. However, the Compensation Committee may award stock bonuses in consideration of past services without purchase payment. Shares that we sell or award under the 2001 Plan may, but need not be, restricted and subject to a repurchase option in our favor in accordance with a vesting schedule that the Compensation Committee determines. The Compensation Committee, however, may accelerate the vesting of the restricted stock. In accordance with the terms of the 2001 Plan, the Compensation Committee has delegated its duties with respect to equity grants for non-executive officers to a Compensation Subcommittee, which is chaired by Mr. Kelley.

As of January 31, 2004, outstanding Class B common stock awards consisting of options and restricted stock totaled 14,000,000.  Of this amount 415,000 shares of restricted Class B common stock have been issued and 2,585,000 are available for issuance.  The weighted average exercise price of restricted stock awards was $11.04.  As of January 31, 2004, the weighted average exercise price of outstanding stock options was $11.38.

2003 McDATA Acquisition Equity Incentive Plan

Our Board of Directors approved and adopted our 2003 McDATA Acquisition Equity Incentive Plan, or the 2003 Plan, in August 2003.  The 2003 Plan is a limited purpose plan to allow for the issuance of inducement grants of restricted and unrestricted Class B common stock to new employees in connection with a merger with or acquisition of a company or business by McDATA.  The authorized number of Class B common shares issuable under the plan is 3,000,000 and includes awards such as restricted stock and stock awards.  As of January 31, 2004, approximately 1,300,000 shares of our Class B common stock had been issued under the 2003 Plan in connection with the 2003 acquisitions of Nishan and Sanera and 1,700,000 shares of our Class B common stock are available for future issuances.   The 2003 Plan expires in September 30, 2013, except as to awards outstanding on that date. Subject to the terms of the 2003 Plan, the Board of Directors or the Compensation Committee may terminate or amend the 2003 Plan at any time.  The Compensation Committee may accelerate the vesting of restricted stock.

2002 Employee Stock Purchase Plan

In 2002, our Board of Directors adopted and our stockholders approved the McDATA Employee Stock Purchase Plan, or the Purchase Plan. The Purchase Plan became effective as of August 1, 2002. The Purchase Plan is an employee stock purchase plan under Section 423 of the Internal Revenue Code. The Purchase Plan is administered by the Compensation Committee, and the Compensation Committee is authorized to determine any questions arising in the administration, interpretation and application of the Purchase Plan. The Board of Directors may at any time amend the Purchase Plan in any respect which shall not adversely affect the rights of participants pursuant to shares previously acquired under the Purchase Plan, provided that approval by our stockholders of the Company is required to (i) increase the number of shares to be reserved under the Purchase Plan (except for adjustments by reason of stock dividends, stock splits, corporate separations, recapitalizations, mergers, consolidations, combinations, exchanges of shares and similar transactions), (ii) decrease the minimum purchase price, (iii) withdraw the administration of the Purchase Plan from the Compensation Committee, or (iv) change the definition of employees eligible to participate in the Purchase Plan.

Up to 1,200,000 shares of our Class B common stock are available for distribution under the Purchase Plan, subject to appropriate adjustments by the Compensation Committee in the event of certain changes in the outstanding shares of Class B common stock by reason of stock dividends, stock splits, corporate separations, recapitalizations, mergers, consolidations, combinations, exchanges of shares or similar transactions. As of January 31, 2004 approximately 679,000 shares of our Class B common stock remain available for issuance under the Purchase Plan.

Any of our employees or, subject to approval by the Board of Directors, employees of any of our subsidiary corporations (including officers and any directors who are also employees) will be eligible to participate in the Purchase Plan for any Purchase Period. “Purchase Period” means a six-month period ending on the last day of February or August of each year (or another period determined by the Compensation Committee). No employee may participate in the Purchase Plan if such employee would be deemed for purposes of the Internal Revenue Code to own stock possessing 5% or more of the total combined voting power or value of all classes of our stock. If the employment of a participant terminates for any reason, including death, disability or retirement, the amounts previously withheld will be refunded. The rights of a participant under the Purchase Plan are exercisable only by the participant during his or her lifetime. No right or interest of any participant in the Purchase Plan may be sold, pledged, assigned or transferred in any manner other than by will or the laws of descent and distribution.

An eligible employee who elects to participate in the Purchase Plan will deliver a signed election form which authorizes us to make payroll deductions of a specified whole percentage from 1% to 10% of the employee’s gross cash compensation as defined in the Purchase Plan. A participant may elect to withdraw from the Purchase Plan at any time before the end of a Purchase Period. As of the last day of each Purchase Period, the amounts withheld for a participant in the Purchase Plan will be used to purchase shares of our Class B common stock. The purchase price of each share will be equal to 85% of the lesser of the fair market value (as determined under the provisions of the Purchase Plan) of a share of Class B common stock on either the first or last day of the Purchase Period. All amounts so withheld will be used to purchase the number of shares of Class B common stock that can be purchased with such amounts at such price, unless the participant has properly notified us that he or she elects to purchase a lesser number of shares or to receive all or a portion of the entire amount in cash in accordance with the terms of the Purchase Plan.

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

All rights of participants in any offering under the Purchase Plan will terminate at the earlier of (i) the day that participants become entitled to purchase a number of shares of Class B common stock equal to or greater than the number of shares remaining available for purchase or (ii) at any time, at the discretion of the Board of Directors, after 30 days’ notice has been given to all participants. Upon termination of the Purchase Plan, shares of Class B common stock will be purchased for participants in accordance with the terms of the Purchase Plan, and cash, if any, previously withheld and not used to purchase Class B common stock will be refunded to the participants, as if the Purchase Plan were terminated at the end of a Purchase Period.

401(k) Plan

The Company has adopted a 401(k) Plan. Participants in our 401(k) plan may contribute up to 15% of their total annual compensation, not to exceed the specified statutory limit, which was $12,000 in calendar year 2003. The 401(k) plan permits, but does not require, us to make contributions to the 401(k) plan on behalf of our employees. Our current practice is to match $0.50 on each dollar of an employee’s contributions up to the first 6% of an employee’s compensation with a total maximum matching contribution of 3% of an employee’s compensation. All contributions to the 401(k) plan by or on behalf of employees are subject to the aggregate annual limits prescribed by the Internal Revenue Service. Under our 401(k) plan, our participants received full and immediate vesting of their contributions and are vested in matching contributions over a three-year period.

Profit Sharing

Subject to approval by the Board of Directors or the Compensation Committee, we have historically awarded limited profit sharing to eligible employees based on Company performance. For 2001, the amount approved was 2.5% of annual base salary. For 2002, the amount approved was 7.5% of an employee’s fourth quarter base earnings if the employee did not participate in any other incentive compensation plan of the Company. In 2003, the profit sharing program was replaced by the success share program described below.

Other Bonus Program

A Performance Incentive Bonus (PIB) plan was implemented in the third quarter of 2002 for eligible managers that were not eligible under the EPIB plan for executives or any other sales or incentive compensation plan.  The PIB plan is designed to further drive performance beyond target levels through the availability of additional cash bonus opportunities when target metrics are substantially exceeded. The target cash bonus of the PIB plan can range from 8% to 22% of the manager’s quarterly base salary if certain quarterly corporate and individual objectives are achieved. The Compensation Committee has significant discretion in determining whether objectives have been met under the plan.

In addition, a Success Share plan was implemented in the third quarter of 2002 for eligible employees that are not managers and are not otherwise eligible under the EPIB plan for executives, the PIB plan for managers or any other sales or incentive compensation plan.  The Success Share plan is designed to further drive performance beyond target levels through the availability of additional cash bonus opportunities when target metrics are substantially exceeded. The target cash bonus of the Success Share plan may not exceed more than 5% of the eligible employee’s quarterly base salary if certain quarterly corporate objectives are achieved. The Compensation Committee has significant discretion in determining whether the objectives have been met under the plan.

Director Compensation

Director’s fees for 2003, paid only to Directors who are not McDATA employees, are as follows:

Lead Director Retainer	$ 10,000
Annual Director Retainer	15,000
Board Meeting Fee	2,000
Audit Committee Chair Fee	2,000
Other Committee Chair Fee	1,500
Audit Committee Meeting Fee	1,500
Other Committee Meeting Fee	1,000

Any Director who is an employee of McDATA or one of its subsidiaries receives no compensation for serving as a Director. Accordingly, John F. McDonnell and John A. Kelley, Jr., did not receive fees for their services as Board members in fiscal year 2003. With regard to incentive compensation for our directors, our practice has been to grant Directors options to purchase 50,000 shares of our Class B common stock when they become directors and to grant them options to purchase an additional 30,000 shares of our Class B common stock each year thereafter, with each grant vesting as to fifty percent each year.  The Lead Director is granted an additional  10,000 shares of our Class B common stock each year.

In October 1997, before he became a director, Mr. McDonnell was granted an option to purchase 1,000,000 shares of our Class B common stock. In August 2001, Mr. Kelley was hired as President and Chief Operating Officer and was granted an option to purchase 250,000 shares of our Class B common stock. In August 2002 and January 2003, Mr. Kelley, our current Chairman, Chief Executive Officer and President, was granted an option to purchase 315,000 and 400,000 shares of our Class B common stock, respectively.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee for the fiscal year ended January 31, 2004 were Betsy S. Atkins, Thomas M. Uhlman and Laurence G. Walker. No member of this committee was at any time during the 2003 fiscal year or at any other time an officer or employee of the Company, and no member had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K. No executive officer of the Company has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of the Board of Directors or the Compensation Committee during the fiscal year ended January 31, 2004.

No interlocking relationship exists between our Board of Directors or Compensation Committee and the board of directors or compensation committee of any other entity, nor has any interlocking relationship existed in the past.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

The following is the report of the Compensation Committee of the Board of Directors with respect to the compensation paid to the Company’s executive officers during fiscal year 2003. Actual compensation earned during fiscal year 2003 by the Named Executive Officers is shown in the Summary Compensation Table.

Compensation Philosophy

The Company operates in the extremely competitive and rapidly changing high technology industry. The Compensation Committee believes that the compensation programs for the executive officers should be designed to attract, motivate and retain talented executives responsible for the success of the Company and should be determined within a competitive framework and based on the achievement of designated business objectives, individual contribution, customer satisfaction and financial performance. Within this overall philosophy, the Compensation Committee’s objectives are to:

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

Components of Executive Compensation

The compensation program for the Company’s executive officers consists of the following components:

•                  Base Salary

•                  Management Bonus Program

•                  Long-Term Stock Option Incentives

Base Salary

The Compensation Committee reviews salaries for the Chief Executive Officer and other executive officers early in the fiscal year. Base salaries are established by the Compensation Committee based upon competitive compensation data, an executive’s job responsibilities, level of experience, individual performance and contribution to the business. No specific formula is applied to determine the weight of each factor. The Compensation Committee bases its determination of Mr. Kelley’s salary on his individual performance and the salaries paid to chief executive officers of peer companies. Based upon a review of competitive compensation data in early 2003, the Compensation Committee set Mr. Kelley’s base salary to $400,000 for 2003.  The salaries for the other Named Executive Officers are listed in the Summary Compensation Table.

Management Bonus Program

Beginning in the third quarter of 2002, a revised Executive Performance Incentive Bonus (EPIB) plan was implemented in lieu of the earlier cash only based management bonus program. The EPIB plan uses restricted stock with accelerated vesting opportunities to reward participants for the collective achievement of strategic corporate revenue and pro forma EPS goals on a quarterly basis. The EPIB plan is designed to further drive performance beyond target levels through the availability of additional cash bonus opportunities when target metrics are substantially exceeded. Currently the cash bonus component of the EPIB plan is calculated as a percentage of base compensation and can range from 7.5% to 18.75% of quarterly base salary if corporate objectives are achieved, and from 30% to 75% if more progressive objectives are met.  The EPIB plan did pay for corporate performance in the first and second fiscal quarter of 2003 and the applicable restricted shares for those quarters were accelerated per the plan. Under the EPIB plan since January 1, 2003, Mr. Kelley was granted 59,100 shares of restricted Class B common stock with a 48 month cliff restriction period.  As a result of the achievement of goals set under the EPIB plan in the first and second fiscal quarters of 2003, 29,550 of these shares of restricted Class B common stock had their restriction period accelerated to 18 months.  The grants under the EPIB plan for the other Named Executive Officers are listed in the Summary Compensation Table.

Long-Term Stock Option Incentives

The Compensation Committee provides the Company’s executive officers with long-term incentive compensation through grants of options to purchase the Company’s Class B common stock. The goal of the long-term stock option incentive program is to align the interests of executive officers with those of the Company’s stockholders and to provide each executive officer with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business. It is the belief of the Compensation Committee that stock options directly motivate an executive to maximize long-term stockholder value. The options also utilize vesting periods that encourage key executives to continue in the employ of the Company. The Compensation Committee considers the grant of each option subjectively, reviewing factors such as the anticipated future contribution of the executive toward the attainment of the Company’s long-term strategic performance goals. Under the 2001 McDATA Equity Incentive Plan, Mr. Kelley was granted 400,000 options to purchase Class B common stock since January 1, 2003.  The grants under the 2001 McDATA Equity Incentive Plan for the other Named Executive Officers are listed in the Summary Compensation Table.

Section 162(m)

The Company has considered the potential future effects of Section 162(m) of the Internal Revenue Code on the compensation paid to the Company’s executive officers. Section 162(m) disallows a tax deduction for any publicly held corporation for individual compensation exceeding $1.0 million in any taxable year for any of the Named Executive Officers, unless compensation is performance-based. The Company will seek to qualify the variable compensation paid to its executive officers for an exemption from the deductibility limitations of Section 162(m).

Respectfully submitted by:

The Compensation Committee
Thomas M. Uhlman, Chairman
Betsy S. Atkins
Laurence G. Walker

Performance Graph

Set forth below is a line graph comparing the annual percentage change in the cumulative return to the stockholders of our Class A Common Stock with the cumulative return of the NASDAQ Market Index and the SIC Code Computer Peripheral Equipment Index for the period commencing February 5, 2001 and ending on January 30, 2004. Returns for the indices are weighted based on market capitalization at the beginning of each measurement point.

COMPARING CUMULATIVE TOTAL RETURN
AMONG MCDATA CORPORATION CLASS A,
NASDAQ MARKET INDEX AND SIC CODE INDEX

ASSUMES $100 INVESTED ON FEB. 5 2001
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING JANUARY 31, 2004

	2/5/2001	1/31/2002	1/31/2003	1/30/2004

McDATA Corporation Cl A	$100.00	$53.62	$17.06	$19.00
SIC Code 3669	$100.00	$27.07	$10.46	$22.19
NASDAQ Market Index	$100.00	$70.45	$48.63	$76.33

(1)                                  The graph assumes that $100 was invested on February 5, 2001 in the Company’s Class A common stock, in the NASDAQ Market Index, and the SIC Code, and that all dividends were reinvested.  No dividends have been declared or paid on the Company’s Class A common stock.  Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

                Set forth below is a line graph comparing the annual percentage change in the cumulative return to the stockholders of our Class B Common Stock with the cumulative return of the NASDAQ Market Index and the SIC Code Computer Peripheral Equipment Index for the period commencing August 9, 2000 and ending on January 30, 2004. Returns for the indices are weighted based on market capitalization at the beginning of each measurement point.

COMPARING CUMULATIVE TOTAL RETURN
AMONG MCDATA CORPORATION CLASS B,
NASDAQ MARKET INDEX AND SIC CODE INDEX

ASSUMES $100 INVESTED ON AUG. 9, 2000
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING  JANUARY 30, 2004

	8/9/2000	1/31/2001	1/31/2002	1/31/2003	1/30/2004
McDATA Corporation Cl B	$100.00	$64.28	$30.74	$9.27	$10.18
SIC Code 3669	$100.00	$74.53	$20.18	$7.79	$16.54
NASDAQ Market Index	$100.00	$73.53	$51.80	$35.79	$56.12

(1)                                  The graph assumes that $100 was invested on August 9, 2000 in the Company’s Class B common stock, in the NASDAQ Market Index, and the SIC Code Index, and that all dividends were reinvested.  No dividends have been declared or paid on the Company’s Class B common stock.  Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.  The information contained above under the captions “Report of the Compensation Committee of the Board of Directors” and “Performance Graph” shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the beneficial ownership of our common stock as of January 31, 2004.  Unless otherwise indicated, the address of each listed stockholder is c/o McDATA Corporation, 380 Interlocken Crescent, Broomfield, Colorado 80021.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.  We have based our calculation of the percentage of beneficial ownership on the number of shares of Class A common stock outstanding on January 31, 2004, or the number of shares of Class B common stock outstanding on January 31, 2004, as the case may be.  There were 81,000,000 shares of Class A common stock outstanding on January 31, 2004, and 36,051,473 shares of Class B common stock outstanding on January 31, 2004.

In computing the number of shares of Class B common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of Class B common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of January 31, 2004.  Asterisks represent beneficial ownership of less than one percent.

	Number of Shares of Common Stock Class Beneficially Owned				Percent of Shares of Common Stock Class Beneficially Owned
Name and Address of the Beneficial Owner	Class A		Class B		Class A		Class B

5% Stockholders
Essex Investment Management Co. LLC. 125 High Street, 29th Floor Boston, MA 02110	9,172,506	(1)	—		11.3%		—
Wellington Management Company LLP 75 State Street Boston, MA 02109	6,315,300	(1)	3,105,400	(1)	7.8%		8.6%
Oak Associates, LTD 3875 Embassy Parkway #250 Akron, OH 44333	5,938,245	(1)	—		7.3%		—
Mellon Financial Corporation One Mellon Center Pittsburgh, PA 15258	5,314,522	(1)	—		6.6%		—
Denver Investment Advisors LLC 1225 17th Street, 26th Floor Denver, CO 80202	—		3,604,470	(1)	—		10.0%
Patricia L. McDonnell	37,819	(2)	2,961,500	(1)(3)		*	8.2%
John F. McDonnell	28,311	(4)	5,820,000	(1)		*	16.1%
Executive Officers and Directors
John F. McDonnell	28,311	(4)	5,820,000	(5)		*	16.1%
John A. Kelley	—		417,077	(6)	—		1.2%
Alain Andreoli	—		—		—		—
Jean M. Becker	—		62,672	(7)	—		*
Robert F. Finley	185		83,770	(8)		*	*
Michael B. Gustafson	53		362,500	(9)		*	1.0%
Gary M. Gysin	—		74,000	(10)	—		*
Thomas O. McGimpsey	—		60,213	(11)	—		*
Karen L. Niparko	—		88,713	(12)	—		*
Ernest J. Sampias	—		127,043	(13)	—		*
John W. Gerdelman	—		132,250	(14)	—		*
Charles C. Johnston	—		132, 250	(16)	—		*
D. Van Skilling	300		132, 250	(14)		*	*
Thomas M. Uhlman	—		132, 250	(14)	—		*
Laurence G. Walker	1	(18)	132, 250	(14)		*	*
Betsy S. Atkins	—		15,000	(17)	—		*
Michael J. Sophie	—		12,500	(15)	—		*
All Executive Officers and Directors as a Group (17 persons)	28,850		7,784,738			*	21.6%

(1)           Based on Schedule 13G filings (as of December 31, 2003).

(2)           Includes 28,311 shares held jointly with John F. McDonnell, Ms. McDonnell’s husband, and 1,491 shares held as a trustee and custodian in a custodial account for their son.

(3)           Includes 51,500 shares held by Ms. McDonnell as trustee and custodian in a custodial account for their son.

(4)           Includes 28,311 shares held jointly with Ms. McDonnell, Mr. McDonnell’s wife. Mr. McDonnell disclaims beneficial ownership of the shares of Class A common stock held by Ms. McDonnell personally and as trustee and custodian.

(5)           Excludes 40,000 shares held by the McDonnell Family Partnership, L.L.L.P., a limited liability limited partnership of which Mr. McDonnell is the general partner. Includes 940,000 shares which remain outstanding and exercisable while Mr. McDonnell provides continuous service under his three-year January 2004 Litigation Support Agreement with the Company. The number of shares of common stock beneficially owned by John F. McDonnell does not include 2,961,500 shares held by Ms. McDonnell, Mr. McDonnell’s wife, which includes 51,500 shares held as trustee and custodian by Ms. McDonnell in a custodial account for their son. Mr. McDonnell disclaims beneficial ownership of the shares of Class B common stock held by Ms. McDonnell personally and as trustee and custodian.

(6)           Includes 98,500 shares of restricted stock and 303,750 shares subject to stock options exercisable within 60 days after January 31, 2004.

(7)           Includes 24,000 shares of restricted stock and 37,500 shares subject to stock options exercisable within 60 days after January 31, 2004.

(8)           Includes 22,500 shares of restricted stock and 60,000 shares subject to stock options exercisable within 60 days after January 31, 2004.

(9)           Includes 27,500 shares of restricted stocks and 275,000 shares subject to stock options exercisable within 60 days after January 31, 2004.

(10)         Includes 24,000 shares of restricted stock and 50,000 shares subject to stock options exercisable within 60 days after January 31, 2004.

(11)         Includes 23,625 shares of restricted stock and 35,250 shares subject to stock options exercisable within 60 days after January 31, 2004.

(12)         Includes 32,745 shares of restricted stock and 52,500 shares subject to stock options exercisable within 60 days after January 31, 2004.

(13)         Includes 41,500 shares of restricted stock and 80,000 shares exercisable within 60 days of January 31, 2004.

(14)         Includes 132,250 shares subject to stock option exercisable within 60 days of January 31, 2004.

(15)         Includes 12,500 shares subject to stock options exercisable within 60 days after January 31, 2004.

(16)         Includes 67,250 shares subject to stock options exercisable within 60 days after January 31, 2004 and 65,000 shares held by CCJ Trust.

(17)         Includes 15,000 shares subject to stock options exercisable within 60 days of January 31, 2004.

(18)         Includes 1 share of Class A common stock held by Katherine Walker, Mr. Walker’s wife.

* Less than 1%

On February 7, 2001, EMC distributed all the shares of our Class A common stock held by EMC to EMC stockholders on a pro rata basis in a transaction that was tax free to EMC. A total of 81,000,000 shares of our Class A common stock were distributed. EMC stockholders paid no consideration for the shares of Class A common stock distributed to them.

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all equity compensation plans not previously approved by stockholders as of January 31, 2004. The 2001 McDATA Equity Incentive Plan is our only equity compensation plan that was approved by stockholders.  The 2003 McDATA Acquisition Equity Incentive Plan was adopted in August 2003 to provide Class B restricted stock grants for newly hired employees as a result of acquisitions.  The 2003 McDATA Acquisition Equity Incentive Plan was not approved by stockholders in accordance with an exemption available under NASDAQ rules.

Equity Compensation Plan Information as of January 31, 2004

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding option, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	14,062,853	$11.04	6,473,692
Equity compensation plans not approved by security holders	818,945	$0.00	1,754,215
Total	14,881,798	$11.04	8,227,907

Other Matters

In October 2000, new SEC rules went into effect that establish affirmative defenses to insider trading claims under certain defined circumstances, irrespective of the possession of material non-public information, for transactions planned before coming into possession of such information. Generally, such persons may purchase or sell such securities pursuant to a binding pre-existing plan, contract or instruction, or collectively a Pre-Existing Plan, which sets forth either (a) the amount, price and date of such trade, (b) a formula, algorithm or computer program for determining amounts, prices and dates; or (c) such Pre-Existing Plan does not permit the person to exercise any subsequent influence over the trade. Several of our directors and officers have established Pre-Existing Plans for the purpose of selling a portion of their shares of Class B common stock to diversify their holdings. Other officers may enter into Pre-existing Plans to diversify their holdings.

ITEM 13. Certain Relationships and Related Transactions

There has not been nor is there currently proposed any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds $60,000 and in which any director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest other than (a) compensation agreements and other arrangements, which are described in “Item 11—Executive Compensation,” and (b) the transactions described below.

In January 2004, we entered into a three-year litigation support and consulting agreement with John F. McDonnell, our former Chairman, pursuant to which Mr. McDonnell will render litigation support and consulting services to McDATA. Under the agreement, we are assured on-demand access to Mr. McDonnell at a rate of $250 per hour and the reimbursement of out-of-pocket expenses. The agreement was reviewed and approved by a committee of independent directors of the Board of Directors.

In February 2004, we entered into a six-month standard lab services agreement with JRBM Incorporated (JRBM), a company partially owned by John F. McDonnell, our former Chairman. Under this arrangement, we lease approximately 155 square feet of unused lab space and equipment to JRBM at an arms-length market rate, and

JRBM may purchase McDATA products under our standard OpenReady™ equipment discount program. The arrangement was reviewed and approved by a committee of independent directors of the Board of Directors. JRBM has also made a business proposal to McDATA to review our SANavigator® software, over a nine month period, for the purpose of potentially reselling, licensing or utilizing certain features or modules of SANavigator® and potentially developing application program interfaces. The agreement evidencing such an arrangement was signed on February 25, 2004 (with a February 27, 2004 effective date) by both parties after review and approval by a committee of independent directors of the Board of Directors.

The Company has also entered into indemnification agreements with its directors and officers.  For a discussion regarding the indemnification agreements, please see Item II. Executive Compensation under the caption entitled “Limitation of Liability and Indemnification.”

ITEM 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for professional services rendered by PricewaterhouseCoopers LLP for the fiscal years ended December 31, 2002 and January 31, 2004.

	2002	2003
Audit fees:(1)	$423,328	$477,500
Audit related fees:(2)	12,155	273,459
Tax fees:(3)	73,086	88,407
All other fees:(4)	47,384	70,000

Total	$555,953	$909,366

(1) Audit fees consisted of audit work performed and billed through the date of this filing in the preparation of financial statements, as well as work generally only the independent auditor can reasonably be expected to provide, such as statutory audits, comfort letters, consents and assistance with and review of documents filed with the Securities and Exchange Commission.

(2) Audit-related fees consisted principally of the review in 2002 of certain revenue contracts and our RMA (return materials authorization) reconciliation project. In 2003, fees related to acquisition work in Nishan, Sanera and other projects and initial Sarbanes-Oxley Act discussions.

(3) Tax fees consisted principally of assistance with tax planning, compliance and reporting.

(4) All other fees consisted principally in 2002 of our convertible debt offering and in 2003 of our completion of the convertible debt offering.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor. The Audit Committee has approved of all permissible non-audit services consistent with SEC requirements.

Prior to engagement of the independent auditor for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit

Committee for approval.

1.               Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2.               Audit-Related services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3.               Tax services include all services performed by the independent auditor’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4.               Other Fees are those associated with services not captured in the other categories.

Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent auditor.   The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

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

(b)                                 Reports on Form 8-K:

We filed the following reports on Form 8-K during the fourth quarter of 2003 through the date of the filing of this Annual Report on Form 10-K:

(1) Form 8-K filed March 8, 2004 announcing the settlement of the Brocade lawsuit

(2) Form 8-K filed February 26, 2004 announcing fourth quarter financial results

(3) Form 8-K filed January 29, 2004 announcing cost improvement actions

(4) Form 8-K filed January 9, 2004 announcing retirement of Chairman and settlement of Raytheon lawsuit

(5) Form 8-K filed December 4, 2003 announcing election of board member

(6) Form 8-K filed December 2, 2004 announcing third quarter financial results

(7) Form 8-K/A filed November 26, 2003 providing financial statements for the Sanera acquisition

(8) Form 8-K filed November 25, 2003 announcing the departure of the company’s Executive Vice President of Worldwide Sales and Services

(9) Form 8-K/A filed November 13, 2003 providing financial statements for the Nishan acquisition

(10) Form 8-K filed November 6, 2003 announcing preliminary third quarter financial results

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

(10.4)	Services Agreement dated as of October 1, 1997 by and among EMC Corporation, McDATA Holdings Corporation and the Company

(10.5)	Letter Agreement dated April 19, 1999 by and between the Company and McDATA Holdings Corporation

(10.6)	Technology Rights Agreement dated as of October 1, 1997 by and among the Company, EMC Corporation and McDATA Holdings Corporation

(10.7)	Amended and Restated Tax Sharing Agreement dated as of May 31, 2000 by and among EMC Corporation, McDATA Holdings Corporation and the Company

(10.8)	Form of Master Transaction Agreement entered into by and among the Company and EMC Corporation dated May 31, 2000

(10.9)	Form of Indemnification and Insurance Matters Agreement entered into by and among the Company and EMC Corporation dated May 31, 2000

(10.10)	Master Confidential Disclosure and License Agreement dated as of May 31, 2000 by and among the Company and EMC Corporation

(10.11)+	Reseller Agreement dated as of February 22, 2000 by and between International Business Machines Corporation and the Company

(10.12)	Amendment Number One to the Resale Agreement dated September 30, 2000 by and between International Business Machines Corporation and the Company

(10.13)+	OEM Purchase and License Agreement dated as of May 19, 2000 by and between EMC Corporation and the Company

(10.13.1)+	Amendment to OEM Purchase and License Agreement dated as of September 21, 2001, by and between EMC Corporation and the Company

(10.14)+	Development Agreement dated as of May 19, 2000 by and between EMC Corporation and the Company

10.14.1+	Distribution Agreement dated as of December 15, 1999 by and between the Company and Hitachi Data Systems Corporation

(10.15)+	Manufacturing Agreement dated as of September 17, 1992 by and between SCI Systems, Inc. and the Company

(10.15.1)+	Manufacturing and Purchasing Agreement dated as of December 14, 2001 by and between SCI Systems, Inc. and the Company (Filed on Form 8-K dated February 25, 2002)

(10.15.2)+	Manufacturing and Purchase Agreement effective as of March 1, 2003 by and between Sanmina-SCI Corporation and the Company (filed on Form 10-K for the year ended December 31, 2002)

(10.16)+	OEM and License Agreement dated as of April 27, 1999 by and between Brocade Communication Systems, Inc. and the Company

(10.17)	Lease dated September 12, 1997 by and between the Company and WHLNF Real Estate Limited Partnership

(10.18)	Lease dated November 2, 1999 by and between the Company and the Mills Family LLC

(10.19)	Lease dated May 28, 1997 by and between the Company and 1211486 Ontario Limited

(10.19.1)	Lease dated October 6, 2000, by and between the Company and Amber Drive I, LLC (Filed on Form 10-Q for the fiscal quarter ended September 30, 2000)

(10.19.2)	Lease dated February 9, 2001 by and between the Company and Deutsche Bank (Filed on Form 10-K for the fiscal year ended 2000)

(10.19.3)	Participation Agreement dated February 9, 2001 by and between the Company and Deutsche Bank (Filed on Form 10-K for the fiscal year ended 2000)

(10.19.4)	Second Amendment to Participation Agreement dated November 9, 2001 by and between the Company and Deutsche Bank (Filed on Form 10-Q for the fiscal quarter ended September 30, 2001)

(10.19.5)	Third Amendment to Participation Agreement dated January 24, 2002 by and between the Company and Deutsche Bank (Filed on Form 8-K dated February 25, 2002)

(10.20)*	Form of Change of Control Severance Agreement

(10.20.1)*	CEO Severance Agreement dated December 2003 (filed on Form 10-Q for the fiscal quarter ended October 31, 2003)

(10.21)*	1997 Stock Option Plan

(10.21.1)*	2001 McDATA Equity Incentive Plan (Filed on Schedule 14A dated July 3, 2003)

(10.21.2)*	Employee Stock Purchase Plan (Filed on Schedule 14A Proxy Statement filed June 10, 2002)

(10.22)*	Form of Stock Option Agreement for 1997 Stock Option Plan

(10.23)*	Description of the Company’s Management Bonus Program

(10.24)

Asset Purchase Agreement dated August 3, 2001 by and among the Company, SANavigator, Inc., Western Digital Corporation and Connex Inc. (Filed on Form 10-Q for the fiscal quarter ended September 30, 2001)

(10.25)*	Performance Incentive Bonus Plan (filed on Form 10-K for the year ended December 31, 2002)

(10.25.1)	Agreement and Plan of Merger dated August 25, 2003 by and among the Company, Nice Acquisition, Inc. and Nishan Systems Inc. (filed on Form 8-K dated August 25, 2003 as Exhibit 99.4)

(10.25.2)	Agreement and Plan of Merger dated August 25, 2003 by and among the Company, Whitney Acquisition, Inc. and Sanera Systems, Inc. (filed on Form 8-K dated August 25, 2003 as Exhibit 99.5)

(10.26)*	Executive Performance Incentive Bonus Plan (filed on Form 10-K for the year ended December 31, 2002)

(10.27)*	Chairman of the Board of Directors Performance Incentive Bonus Plan (filed on Form 10-K for the year ended December 31, 2002)

21	Subsidiaries of Company

23.1	Consent of PricewaterhouseCoopers LLP

23.2**	Consent of KPMG LLP

24	Power of Attorney

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

99**	Audited Financial Statements of Aarohi Communications, Inc.

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

**           To be filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Broomfield, State of Colorado, on April 2, 2004.

McDATA Corporation

By:	/s/ ERNEST J. SAMPIAS
Ernest J. Sampias
Senior Vice President of Finance and Chief
Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Executive Officer

/s/ JOHN A. KELLEY, JR.	April 2, 2004
John A. Kelley, Jr.
President and Chief Executive Officer

Principal Financial Officer

/s/ ERNEST J. SAMPIAS	April 2, 2004
Ernest J. Sampias
Senior Vice President of Finance and
Chief Financial Officer

Principal Accounting Officer

/s/ ERNEST J. SAMPIAS	April 2, 2004
Ernest J. Sampias
Senior Vice President of Finance and
Chief Financial Officer

Directors:

/s/ JOHN A. KELLEY, JR.	April 2, 2004
John A. Kelley, Jr.
Chairman and CEO

/s/ JOHN W. GERDELMAN	April 2, 2004
John W. Gerdelman

/s/ CHARLES C. JOHNSTON	April 2, 2004
Charles C. Johnston

/s/ D. VAN SKILLING	April 2, 2004
D. Van Skilling

/s/ THOMAS M. UHLMAN	April 2, 2004
Thomas M. Uhlman

/s/ LAURENCE G. WALKER	April 2, 2004
Laurence G. Walker

/s/ BETSY S. ATKINS	April 2, 2004
Betsy S. Atkins

/s/ MICHAEL J. SOPHIE	April 2, 2004
Michael J. Sophie

/s/ M. ALEX MENDEZ	April 2, 2004
M. Alex Mende

McDATA CORPORATION

Note: All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of McDATA Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of McDATA Corporation and its subsidiaries at January 31, 2004 and December 31, 2002, and the results of their operations and their cash flows for the year ended January 31, 2004, month ended January 31, 2003 and the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Denver, Colorado

April 14, 2004

McDATA CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	January 31, 2004	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$50,301	$72,411
Securities lending collateral	126,681	—
Short-term investments	157,740	157,260
Accounts receivable, net of allowances for doubtful accounts of $926 and $1,265,respectively	62,670	73,867
Inventories, net	11,364	8,097
Deferred tax asset	—	33,325
Prepaid expenses and other current assets	6,055	4,699
Total current assets	414,811	349,659

Property and equipment, net	99,225	99,927
Long-term investments	103,483	73,099
Restricted cash	5,130	—
Intangible assets, net of accumulated amortization of $14,470 and $5,037, respectively	111,313	7,887
Goodwill	78,787	11,780
Other assets, net	18,219	12,839
Total assets	$830,968	$555,191

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,532	$16,530
Accrued liabilities	51,547	37,779
Securities lending collateral payable	126,681	—
Current portion of deferred revenue	19,775	7,337
Income taxes payable	1,783	2,782
Current portion of obligations under notes payable	1,408	—
Current portion of obligations under capital leases	1,377	1,604
Total current liabilities	219,103	66,032
Obligations under notes payable, less current portion	201	—
Obligations under capital leases, less current portion	890	1,540
Deferred revenue, less current portion	20,632	13,114
Interest rate swap	349	—
Convertible subordinated debt	172,151	—
Total liabilities	413,326	80,686
Commitments and contingencies (Note 13)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, Class A, $0.01 par value, 250,000,000 shares authorized, 81,000,000 shares issued	810	810
Common stock, Class B, $0.01 par value, 200,000,000 shares authorized, 36,051,473 and 32,962,212 shares issued, respectively	361	330
Additional paid-in-capital	476,993	474,609
Treasury stock, at cost, 975,730 shares at January 31, 2004	(8,752)	—
Deferred compensation	(10,375)	(6,812)
Accumulated other comprehensive income	403	773
Retained earnings (deficit)	(41,798)	4,795
Total stockholders’ equity	417,642	474,505
Total liabilities and stockholders’ equity	$830,968	$555,191

The accompanying notes are an integral part of these consolidated financial statements.

McDATA CORPORATION
CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share data)

	Year Ended January 31,	Years Ended December 31,		Month Ended January 31,
	2004	2002	2001	2003

Revenue	$418,860	$328,279	$344,406	$17,045
Cost of revenue	177,329	178,114	215,751	8,475
Gross profit	241,531	150,165	128,655	8,570
Operating expenses:
Research and development	88,826	59,324	49,166	5,068
Selling and marketing	95,820	75,213	70,489	5,837
General and administrative	39,057	29,495	20,337	2,424
Acquired in-process research and development and other acquisition-related costs	11,410	—	9,327	—
Amortization of deferred compensation (excludes amortization of deferred compensation included in cost of revenue of $739, $601, $1,437 and $50, respectively)	11,969	8,280	7,259	575
Restructuring charges	2,258	—	—	—
Operating expenses	249,340	172,312	156,578	13,904
Loss from operations	(7,809)	(22,147)	(27,923)	(5,334)
Interest and other income	6,832	6,924	14,532	28
Interest expense	(2,760)	(293)	(349)	(17)
Loss before income taxes	(3,737)	(15,516)	(13,740)	(5,323)
Income tax expense (benefit)	38,412	(5,529)	(5,084)	(1,863)
Loss before equity in net loss of affiliated company	(42,149)	(9,987)	(8,656)	(3,460)
Equity in net loss of affiliated company	(984)	—	—	—
Net loss	$(43,133)	$(9,987)	$(8,656)	$(3,460)

Basic net loss per share	$(0.38)	$(0.09)	$(0.08)	$(0.03)
Shares used in computing basic net loss per share	114,682	113,185	111,475	114,000

Diluted net loss per share	$(0.38)	$(0.09)	$(0.08)	$(0.03)
Shares used in computing diluted net loss per share	114,682	113,185	111,475	114,000

The accompanying notes are an integral part of these consolidated financial statements.

McDATA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

							Accumulated
	Common Stock				Additional		Other		Retained	Total
	Class A		Class B		Paid-In	Deferred	Comprehensive	Treasury	Earnings	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Stock	(Deficit)	Equity

Balances at December 31, 2000	81,000	$810	28,908	$289	$454,009	$(24,850)	$117	$—	$23,438	$453,813
Shares issued	—	—	2,654	27	6,797	(1,896)	—	—	—	4,928
Forfeitures of deferred compensation	—	—	—	—	(3,280)	3,280	—	—	—	—
Compensation expense	—	—	—	—	—	8,696	—	—	—	8,696
Tax benefit of stock options	—	—	—	—	10,607	—	—	—	—	10,607
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	(8,656)	(8,656)
Unrealized gain on investments, net of tax of $234	—	—	—	—	—	—	403	—	—	403
Total comprehensive loss	—	—	—	—	—	—	—	—		(8,253)
Balances at December 31, 2001	81,000	810	31,562	316	468,133	(14,770)	520	—	14,782	469,791
Shares issued	—	—	1,407	14	4,274	(1,867)	—	—	—	2,421
Forfeitures of deferred compensation	—	—	(7)	—	(944)	944	—	—	—	—
Compensation expense	—	—	—	—	—	8,881	—	—	—	8,881
Tax benefit of stock options	—	—	—	—	3,146	—	—	—	—	3,146
Comprehensive income (loss):	—
Net loss	—	—	—	—	—	—	—	—	(9,987)	(9,987)
Unrealized gain on investments, net of tax of $188	—	—	—	—	—	—	253	—	—	253
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(9,734)
Balances at December 31, 2002	81,000	810	32,962	330	474,609	(6,812)	773	—	4,795	474,505
Shares issued	—	—	321	3	1,327	(747)	—	—	—	583
Compensation expense	—	—	—	—	—	625	—	—	—	625
Tax benefit of stock options	—	—	—	—	39	—	—	—	—	39
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	(3,460)	(3,460)
Unrealized loss on investments,net of tax of $40	—	—	—	—	—	—	(62)	—	—	(62)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(3,522)
Balances at January 31, 2003	81,000	810	33,283	333	475,975	(6,934)	711	—	1,335	472,230
Shares issued	—	—	2,880	29	23,155	(17,357)	—	—	—	5,827
Forfeitures of deferred compensation	—	—	(112)	(1)	(1,207)	1,208	—	—	—	—
Purchase of call options, net	—	—	—	—	(20,510)	—	—	—	—	(20,510)
Compensation expense	—	—	—	—	—	12,708	—	—	—	12,708
Tax benefit (expense) of stock options	—	—	—	—	(420)	—	—	—	—	(420)
Acquisition of treasury stock	—	—	—	—	—	—	—	(8,752)	—	(8,752)
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	(43,133)	(43,133)
Unrealized loss on investments,net of tax of $453	—	—	—	—	—	—	(308)	—	—	(308)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(43,441)
Balances at January 31, 2004	81,000	$810	36,051	$361	$476,993	$(10,375)	$403	$(8,752)	$(41,798)	$417,642

The accompanying notes are an integral part of these consolidated financial statements.

McDATA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended January 31	Years Ended December 31,		Month Ended January 31,
	2004	2002	2001	2003

Cash flows from operating activities:
Net loss	$(43,133)	$(9,987)	$(8,656)	$(3,460)
Adjustments to reconcile net loss to cash flows from operating activities
Depreciation and amortization	44,589	25,524	16,383	2,527
Bad debt provision	(474)	525	707	25
Loss from write-off of collateralized lease costs	—	1,256	—	—
Equity in net loss of affiliate	984	—	—	—
Net realized and unrealized (gain)/loss on investments	48	723	(262)	17
Net loss on retirement of assets	400	1,196	102	77
Acquired in-process research and development	11,410	—	7,200	—
Inventory and inventory commitment provisions	2,608	15,199	26,788	384
Non-cash compensation expense	12,708	8,881	8,696	625
Deferred tax asset	38,815	(11,560)	(14,715)	(1,902)
Tax benefit (expense) from stock options exercised	(420)	3,146	10,607	39
Changes in net assets and liabilities, net of acquired amounts:
Accounts receivable	(26,105)	(30,587)	14,452	38,740
Inventories	(6,150)	2,870	(33,244)	418
Prepaid expenses and other current assets	29	400	(1,632)	(488)
Other assets, net	(7,682)	(10,929)	(970)	(1,092)
Accounts payable	7,091	4,986	(8,714)	(9,548)
Accrued liabilities	9,621	8,338	6,717	(1,083)
Deferred revenue	17,782	12,997	(324)	92
Accrued income taxes	(1,061)	7,478	(14,799)	—
Net cash provided by operating activities	61,060	30,456	8,336	25,371
Cash flows from investing activities:
Acquisitions, net of cash acquired	(171,421)	—	(29,750)	—
Purchase of equity investment in Aarohi	(6,000)	—	—	—
Purchases of property and equipment	(17,999)	(71,937)	(21,473)	(371)
Payment of collateralized lease costs	—	(1,256)	—	—
Restricted cash related to interest rate swap	(5,130)	—	—	—
Purchases of investments	(654,238)	(481,078)	(614,064)	(11,600)
Maturities of investments	509,444	403,123	446,929	21,970
Sales of investments	101,085	124,109	102,670	—
Net cash provided (used) in investing activities	(244,259)	(27,039)	(115,688)	9,999
Cash flows from financing activities:
Proceeds from issuance of convertible subordinated debt	172,500	—	—	—
Costs of debt issuance	(5,567)	—	—	—
Purchase of call options	(53,455)	—	—	—
Sale of call options	32,945	—	—	—
Purchase of treasury stock	(8,752)	—	—	—
Payment of notes payable	(15,469)	—	—	—
Payment of obligations under capital leases	(2,697)	(2,712)	(2,921)	(196)
Proceeds from the issuance of stock	5,827	2,421	4,928	583
Net cash provided by (used in) financing activities	125,332	(291)	2,007	387

Net increase (decrease) in cash and cash equivalents	(57,867)	3,126	(105,345)	35,757
Cash and cash equivalents, beginning of period	108,168	69,285	174,630	72,411
Cash and cash equivalents, end of period	$50,301	$72,411	$69,285	$108,168
Supplemental Disclosure of Non-cash Investing and Financing Activities
Interest paid	$2,325	$293	$350	$—
Income taxes paid (received)	1,095	(3,285)	13,505	(59)
Capital lease obligations incurred, net of trade-ins	1,783	4,634	1,574	186
Transfer of inventory to fixed assets	1,859	5,679	4,549	614
Fixed assets exchanged for capital leases	(1,364)	(1,501)	—	—
Restricted stock grant	17,357	1,867	1,896	747
Unrealized gain (loss) on investments	(761)	441	637	(102)

The accompanying notes are an integral part of these consolidated financial statements.

McDATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

NOTE 1 OVERVIEW AND BASIS OF PRESENTATION

McDATA Corporation (McDATA or the Company) provides Multi-Capable Storage Network Solutions™ (integrating multiple platforms, networks, protocols and locations) that enables end-customers around the world to better utilize their storage infrastructure, easily manage the storage network and implement best-in-class business continuance solutions allowing them to be more efficient and effective. McDATA solutions are an integral part of data services infrastructures sold by most major storage and system vendors, including Dell Products L.P (Dell), EMC Corporation (EMC), Hewlett-Packard (HP), Hitachi Data Systems (HDS), International Business Machines Corporation (IBM), StorageTechnology Corporation (STK) and Sun Microsystems, Inc. (Sun).

Prior to February 7, 2001, McDATA was a majority-owned subsidiary of EMC. On February 7, 2001, EMC distributed all of the shares it held of McDATA Class A common stock to EMC’s shareholders of record as of January 24, 2001 (the Distribution). EMC has received a ruling from the Internal Revenue Service that the Distribution to EMC stockholders was tax free for U.S. federal income tax purposes. The Company continues to believe that the distribution of its Class A common stock by EMC was tax-free. As a result of the Distribution, EMC no longer has any ownership in or voting power over McDATA and, therefore, is no longer considered a related party.

On January 15, 2003, the Company changed its fiscal year end to January 31, from December 31. The Company believes that the twelve months ended December 31, 2002 and 2001 provide a meaningful comparison to the twelve months ended January 31, 2004. There are no factors, of which the Company is aware, seasonal or otherwise, that would impact the comparability of information or trends, if results for the twelve months ended January 31, 2003 and 2002 were presented in lieu of results for the twelve months ended December 31, 2002 and 2001. References in these footnotes to 2003 represent the twelve months ended January 31, 2004. References to 2002 and 2001 represent the twelve months ended December 31, 2002 and 2001.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the assets, liabilities, results of operations, cash flows and changes in stockholders’ equity of the Company and its wholly-owned subsidiaries. The equity method of accounting is used for investments in affiliates in which we have significant influence.  All material intercompany transactions and balances have been eliminated.

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

Inventories

Inventories, which include material, labor, factory overhead and purchased finished goods, are stated using standard costs which approximate the lower of cost (first-in, first-out method) or market. The Company evaluates the need for reserves associated with obsolete, slow-moving and non-salable inventory by reviewing net realizable values on a quarterly basis. The Company’s inventories do not include materials purchased and held by the Company’s component subcontractors, as the Company does not own this inventory.

Investments

The Company’s short- and long-term investments consist primarily of marketable debt and equity securities, all of which are classified as available-for-sale and recorded at fair value. Fair values are determined using quoted market prices. Unrealized holding gains and losses are recorded, net of any tax effect, as a separate component of accumulated other comprehensive income. Securities with stated maturities of one year or less at time of purchase are classified as short-term investments. Securities with remaining maturities longer than one year are classified as long-term investments.

Included in investment balances are certain derivatives used as fair-value hedges against positions held in certain marketable equity securities.  Any ineffectiveness in these hedged instruments or the loss of hedge-accounting treatment could result in significant fluctuations to earnings.

Fair Value of Financial Instruments

The carrying value of financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short maturities. Based upon borrowing rates currently available to the Company, with similar terms, the carrying values of the capital lease obligations approximate their fair values. The fair values of the Company’s investments and convertible debt are determined using quoted market prices for those securities.  The Company recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value.

Interest Rate Swaps

The Company has entered into an interest rate swap to address interest rate market risk exposure. The interest rate swap is designated and qualifies as a fair value hedge under Statement of Financial Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” For derivative instruments that are designated and qualify as a fair value hedge, the gains and losses on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of change in fair values. If the change in the value of the hedging instrument offsets the change in the value of the hedged item, the hedge is considered perfectly effective. The accounting for hedge effectiveness is measured at least quarterly based on the relative change in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, the amount by which the change in the value of the hedge does not exactly offset the change in the value of the hedged item, is recognized immediately in earnings. The Company’s interest rate swap qualifies as a perfectly effective fair value hedge. As such, there is no ineffective portion to the hedge recognized in earnings. Adjustments to the fair value of the interest rate swap agreement are recorded as either an other asset or long-term liability. The differential to be paid or received under these agreements is accrued consistently with the terms of the agreements and is recognized in interest expense over the term of the related debt. The related amounts payable to or receivable from counterparties are included in accounts receivable or accrued liabilities.

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

Depreciation expense was approximately $26,933,000, $18,648,000, $14,297,000 and $1,979,000 in 2003, 2002, 2001 and for the month ended January 31, 2003, respectively. Equipment and furniture at January 31, 2004 and December 31, 2002 includes assets under capitalized leases of $8,361,000 and $10,679,000, respectively, with related accumulated amortization of approximately $4,627,000 and $6,436,000, respectively.

In accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” certain costs incurred in connection with the application development state of internal-use software projects are capitalized and amortized over the estimated useful life of the asset.  Amortization expense related to these costs are included in depreciation expense.

Long-Lived Assets, Including Goodwill and Other Acquired Intangible Assets

The Company periodically evaluates the carrying value of long-lived assets, excluding goodwill, for impairment when events and circumstances indicate the carrying amount of an asset may not be recoverable. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset (or asset group) are separately identifiable and less than the asset’s (or asset group’s) carrying value. In that event, a loss is recognized to the extent that the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.  For the three years ended 2003, 2002, 2001 and the month ended January 31, 2003, the Company has made no material adjustments to its long-lived assets.

The Company has adopted SFAS No. 142, “Goodwill and Other Intangible Assets” for the year ended December 31, 2002. As the Company’s goodwill at that time resulted from acquisitions subsequent to July 1, 2001, no significant amortization was incurred in 2001.  See Note 5 – Acquisitions and Intangible Assets.  Under SFAS No. 142, goodwill and other indefinite lived intangible assets are not subject to amortization, but are subject to an impairment test upon adoption and at least annually thereafter. The Company completed its annual impairment analysis of goodwill in the first quarter of 2003 and found no impairment.  SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets to Be Disposed Of.”  The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from one to six years.

Revenue Recognition

The Company recognizes revenue when (a) persuasive evidence of an arrangement exists (b) products are delivered or services rendered (c) the sales price is fixed or determinable and (d) collectibility is assured. Revenue from product sales to our resellers and end-user customers is recognized when title and risk of loss transfer to the customer, generally at the time the product is delivered. Revenue from product sales to our OEMs and distributors is recognized when title and risk of loss transfer to the customer in accordance with the master agreement, generally upon sell-through to the end-user. Revenue is reduced for estimated customer returns, price protection, rebates, and other offerings that occur under sales programs established with the Company’s OEMs, distributors and resellers. The Company accrues for warranty costs and sales returns at the time of shipment based on its experience. Revenue from support or maintenance contracts is recognized ratably over the contractual period. Amounts invoiced to customers in excess of revenue recognized on these contracts are recorded as deferred revenue until all revenue recognition criteria are met. Revenue from software is comprised of software licensing and post-contract customer support. Software revenue is allocated to the license and support elements using vendor specific objective evidence of fair value (VSOE). Revenue allocated to software licenses is recognized when the four basic criteria above have been met. Revenue allocated to post-contract support is recognized ratably over the term of the support contract, assuming the four basic criteria are met.

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

Software Development Costs

The Company capitalizes eligible computer software development costs upon the establishment of technological feasibility, which it has defined as completion of designing, coding and testing activities or the completion of a working model as defined by our software and hardware engineering development processes. Costs incurred prior to the establishment of technological feasibility are expensed to research and development. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Upon the general release of the software product to customers, capitalization ceases and such costs are amortized (using the straight-line method) on a product-by-product basis over the estimated life, which is generally one to three years. Capitalized software costs and accumulated amortization included in other assets at January 31, 2004, were approximately $15,079,000 and $7,312,000, respectively. Capitalized software costs and accumulated amortization included in other assets at December 31, 2002, were approximately $9,220,000 and $1,546,000, respectively. Capitalized software amortization expense for 2003, 2002 and 2001 were approximately $5,506,000, $1,520,000 and $27,000, respectively.  Capitalized software amortization expense for the month ended January 31, 2003 was approximately $260,000.

Advertising

The Company expenses advertising costs as incurred. Advertising expenses for 2003, 2002, and 2001 were approximately $3,225,000, $6,222,000, and $6,941,000, respectively.  Advertising expenses for the month ended January 31, 2003 were approximately $556,000.

Restructuring Charges

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred as opposed to when management commits to an exit plan. This statement was effective for exit or disposal activities initiated after December 31, 2002.  The provisions of SFAS No. 146 were required to be applied prospectively after the adoption date to newly initiated exit activities.  See Note 4 for discussion of 2003 restructuring activities.

Earnings Per Share

Basic net income (loss) per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share is based on the weighted-average number of shares outstanding during each period and the assumed exercise of dilutive stock options less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company’s common stock for each of the periods presented. No dilutive effect has been included for the convertible subordinated debt issued February 7, 2003 (see Note 8) because the Company currently has the ability and intent to settle the conversion in cash. Additionally, no dilutive effect has been included for the share options sold in relation to the convertible subordinated debt because the exercise price was higher than the average stock price for the period.

Following is a reconciliation between basic and diluted earnings per share:

	Year Ended January 31,	Years Ended December 31,		Month Ended January 31,
	2004	2002	2001	2003

Net loss	$(43,133)	$(9,987)	$(8,656)	$(3,460)
Weighted average shares of common stock outstanding used in computing basic net loss per share	114,682	113,185	111,475	114,000
Net effect of dilutive stock options	—	—	—	—
Weighted average shares of common stock used in computing diluted net loss per share	114,682	113,185	111,475	114,000

Basic net loss per share	$(0.38)	$(0.09)	$(0.08)	$(0.03)
Diluted net loss per share	$(0.38)	$(0.09)	$(0.08)	$(0.03)

Options not included in diluted share base because of the exercise prices	8,459	4,840	1,344	6,092
Options and restricted stock not included in diluted share because of net loss	6,422	6,984	9,520	6,401

Stock-Based Compensation

At January 31, 2004, the Company has stock-based employee compensation and employee purchase plans, which are described more fully in Note 9. The Company accounts for these plans according to Accounting Principles Board Opinion No. 25, Accounting for Stock Issues to Employees (APB 25), and related interpretations and has adopted the disclosure-only alternative of SFAS No. 123, “Accounting for Stock-Based Compensation”(SFAS No. 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123” (SFAS No. 148). Any deferred stock compensation calculated pursuant to APB 25 is amortized ratably over the vesting period of the individual options, generally two to four years. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Year Ended January 31,	Years Ended December 31,		Month Ended January 31,
	2004	2002	2001	2003

Net loss, as reported	$(43,133)	$(9,987)	$(8,656)	$(3,460)
Add: Total stock-based employee compensation expense included in net income as determined under the intrinsic value method, net of related tax effects	12,708	5,542	5,426	406
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(34,050)	(16,879)	(15,894)	(1,481)
Pro forma net loss	$(64,475)	$(21,324)	$(19,124)	$(4,535)

Loss per share:
Basic-as reported	$(0.38)	$(0.09)	$(0.08)	$(0.03)
Basic-pro forma	$(0.56)	$(0.19)	$(0.17)	$(0.04)

Diluted-as reported	$(0.38)	$(0.09)	$(0.08)	$(0.03)
Diluted-pro forma	$(0.56)	$(0.19)	$(0.17)	$(0.04)

The fair value of each option granted during 2003, 2002, 2001, and the month ended January 31, 2003 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended January 31,	Years Ended December 31,		Month Ended January 31,
	2004	2002	2001	2003

Dividend yield	—%	—%	—%	—%
Expected volatility	90%	90%	125%	90%
Risk-free interest rate	2.1%-3.5%	2.5%-4.9%	3.7%-5.0%	3.0%-3.1%
Expected life, in years	2.0 – 4.0	2.0 - 4.0	4.0	2.0 - 4.0

Comprehensive Income (Loss)

Comprehensive income (loss) includes net earnings as well as additional other comprehensive income. McDATA’s other comprehensive income consists of unrealized gains and losses on available-for-sale securities, recorded net of any related tax, that are recorded as changes in equity and not an element of the Company’s income statement.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2003 presentation.

Recent Accounting Pronouncements

The FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” in January 2003, and a revised interpretation of FIN 46 (FIN 46-R) in December 2003. FIN 46 provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, and results of operations of a VIE need to be included in a company’s consolidated financial statements. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders in a VIE. FIN46-R applies at different dates to different types of enterprises and entities, and special provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of FIN 46-R.  Generally, application of FIN 46-R is required in financial statements of public entities that have interest in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003.  Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004.  The adoption of FIN 46 and FIN 46-R did not have a material impact on the Company’s results of operations or financial condition.

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

In October 2003, the Emerging Issues Task Force (EITF) reached a consensus on its tentative conclusions for EITF 03-05, “Applicability of SOP 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than Incidental Software” (EITF 03-05). EITF 03-05 discusses that software deliverables are within the scope of SOP 97-2 as are non-software deliverables. The Company is required to adopt this consensus for fiscal periods beginning after August 2003. The Company believes the adoption of EITF 03-05 will not have an impact on the Company’s consolidated financial statements.

In December 2003, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” which supercedes SAB No. 101, “Revenue Recognition in Financial Statements.”  SAB No. 104’s primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements and to rescind the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” (FAQ) issued with SAB No. 101.  Selected portions of the FAQ have been incorporated into SAB No. 104.  The adoption of SAB No. 104 did not have a material impact on the Company’s revenue recognition policies.

NOTE 3 COMPONENTS OF SELECTED BALANCE SHEET ACCOUNTS

	Year Ended January 31,	Year Ended December 31,
	2004	2002
Inventories:
Raw materials	$7,037	$8,070
Work-in-progress	920	1,123
Finished goods	7,883	6,316
Total inventories at cost	15,840	15,509
Less reserves (1)	(4,476)	(7,412)
Total inventories, net	$11,364	$8,097

Property and equipment:
Land	$16,091	$16,091
Building	32,410	29,712
Equipment and furniture	85,680	74,608
Computer software for internal use	25,492	18,877
Leasehold improvements	3,271	4,805
Construction in progress	958	2,361
	163,902	146,454
Less accumulated depreciation and amortization	(64,677)	(46,527)
	$99,225	$99,927

Accrued liabilities:
Wages and employee benefits	$17,489	$16,643
Purchase commitments and other supply obligations (1)(2)	7,829	12,022
Warranty reserves (3)	4,522	3,461
Taxes, other than income tax	2,534	1,050
Interest payable	1,773	—
Customer obligations	4,729	349
ESCON agency funds	8,373	2,366
Other accrued liabilities	4,298	1,888
	$51,547	$37,779

(1)                                  During the year ended December 31, 2002, the Company recorded net inventory-related charges of $9.5 million, primarily for excess 1 gigabit (Gb) components used in the Company’s director-class products. The excess inventory resulted primarily from the Company’s introduction of 2 Gb products in the second quarter of 2002 and the unanticipated reduction in demand for the 1 Gb product orders prior to the new product release.  These charges were in excess of the routine excess and obsolete reserves recorded by the Company during the year.

(2)                                  During the fiscal 2003 year, the Company released recorded obligations of approximately $1.3 million relating to the expiration of certain customer sales obligations which were provided for in fiscal 2001.

(3)                                  Activity in the warranty reserves is as follows:

	Year Ended		One Month Ended
	January 31,	December 31,	January 31,
	2004	2002	2003
Balance at beginning of period	$3,485	$2,174	$3,461
Warranty expense	2,104	1,853	24
Warranty claims	(1,294)	(566)	—
Acquisition of warranty liability	227	—	—
Balance at end of period	$4,522	$3,461	$3,485

NOTE 4 RESTRUCTURING CHARGES

In January 2004, the Company announced that it was taking certain cost improvement actions, which included a workforce reduction and facility consolidation. As a result, in the fiscal fourth quarter of 2003, the Company recorded to accrued liabilities an approximate $2.3 million restructuring charge related to the reduction in workforce. The reduction in workforce represented approximately nine percent primarily in the engineering, sales and marketing organizations. In addition, the Company announced the anticipated first quarter 2004 closure of its Canadian leased engineering facility. All of these charges are to be paid in fiscal year 2004.  In addition, the Company expects to incur an approximate $2.2 million restructuring charge in its fiscal first quarter 2004, primarily related to the facilities closure, as well as additional severance costs.

NOTE 5 ACQUISITIONS AND INTANGIBLE ASSETS

Nishan Systems, Inc.

On September 19, 2003, the Company completed its acquisition of the stock of Nishan Systems, Inc. (Nishan), a provider of next generation native IP storage solutions that builds open storage networking products based on IP and

Ethernet, the international networking standards. The Nishan transaction is intended to accelerate McDATA’s delivery of inter-networking capabilities that scale data center storage networks and extend storage network benefits across the enterprise. Nishan’s comprehensive family of IP storage switching products allows customers to leverage their fibre channel storage network infrastructure and their IP networks to consolidate storage infrastructures across the campus, the enterprise and geographies. These solutions allow for integrated disaster recovery architectures, and cost effective integration of low-end servers and applications into the storage network. These factors contributed to a purchase price in excess of fair value of Nishan’s net tangible and intangible assets acquired. As a result, the Company has recorded goodwill in connection with this transaction. The consolidated financial statements include the operating results of Nishan from the date of the acquisition.

The total purchase price of approximately $69.3 million consisted of $65.0 million in cash consideration and direct transaction costs paid of approximately $4.3 million. Based on estimates and assumptions of management, the preliminary allocation of the purchase price to the assets acquired and liabilities assumed was as follows:

Cash	$668
Other tangible assets	4,905
Amortizable intangible assets:
Customer relationships	1,622
Developed technology	8,337
Customer backlog	454
Goodwill	67,007
Liabilities	(5,680)
Debt	(15,816)
In-process research and development	7,774
Total	$69,271

Amortizable intangible assets consist of customer-related intangible assets and developed technology.  Customer relationships represent existing contracts that relate primarily to customers such as Hitachi Data Systems, IBM, EMC, Tokyo Electron, Sun Microsystems, and Bell Microproducts. The Company is amortizing the fair value of these assets on a straight-line basis over an estimated useful life of approximately 3 years.  Developed technology, which consists of products that have reached technological feasibility, includes products which support various protocols (iSCSI, iFCP and E_Port for trunking) to connect IP backbones to legacy Fibre Channel fabrics. The technology has a non-blocking architecture that supports Ethernet Layer 2 switching, IP Layer 3 switching, and Fibre Channel switching over extended distances at full gigabit wire speed. These products also support standard IP routing protocols such as OSPF and DVMRP and can be fully integrated into existing IP networks. The Company is amortizing the developed technology and related patents on a straight-line basis over an estimated useful life of approximately 5 years.

A preliminary estimate of $67 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and will not be deductible for tax purposes. Goodwill will not be amortized and will be tested for impairment at least annually. The preliminary purchase price allocation for Nishan is subject to revision after a more detailed analysis is completed and additional information on the fair value of assets and liabilities becomes available. Any change in the fair value of the net assets of Nishan will change the amount of the purchase price allocable to goodwill.  In addition, as this was the purchase of stock, the tax basis of Nishan’s assets and liabilities carry over resulting in temporary differences and a net deferred tax asset of $35.1 million.  In light of the Company’s tax position (see Note 12) a full valuation allowance of $35.1 million was recorded against the net acquired deferred tax asset.  Pursuant to the provisions of SFAS No. 109, “Accounting for Income Taxes,” if this valuation allowance is released in subsequent periods, goodwill will be decreased by the amount released up to a maximum of $35.1 million.

Of the total purchase price, $7.8 million was allocated to IPR&D and expensed in fiscal 2003. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and for which no future alternative uses existed at the date of acquisition. Technological feasibility is defined as being equivalent to a final working prototype or detailed program design in which there is no remaining risk relating to the development. Three IPR&D projects were identified relating to Nishan’s multiple-protocol switches.  The value assigned to IPR&D was determined by evaluating the importance of each project to the overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, and then estimating the resulting future revenues and net cash flows from the projects when completed and discounting the net cash flows to their present value. The revenue estimates used to value the purchased IPR&D were based on estimates of the relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by the Company and its competitors.

Overall, the IPR&D projects were determined to be approximately 70% complete with estimated full completion in the first half of 2004, at which time the Company is expected to begin generating economic benefits. In total, costs to complete the IPR&D are expected to be approximately $5.2 million. The rates utilized to discount the net cash flows to their present values were based on an industry weighted average cost of capital adjusted to reflect the difficulties and uncertainties in completing each project and risks related to the impact of potential changes in future target markets. Based on these factors, discount rates that range from 21% - 23% were used to value the IPR&D. The estimates used in valuing IPR&D were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. As a result, actual results may differ from such estimates.

The nature of the efforts to develop the acquired technologies into commercially viable products consist principally of designing and testing activities, including qualification. Failure to bring these products to market in a timely manner could result in a loss of market share or a lost opportunity to capitalize on emerging markets and could have a material adverse impact on our business and operating results.

Sanera Systems, Inc.

On September 30, 2003, the Company completed its acquisition of the stock of Sanera Systems, Inc. (Sanera), a producer of next generation intelligent switching platform technologies. The company was formed in order to bring to market multi-protocol, high performance, highly scaleable switches delivering storage services over the network infrastructure. The acquisition of Sanera, when combined with McDATA technologies, extends the Company’s Multi-Capable Storage Network Solutions™ platform and believe it will accelerate its vision of delivering a real-time storage services infrastructure. The technology acquired from Sanera will help McDATA extend its reach at the core of the data center, and integrated with McDATA’s products and technology, will create a product that allows enterprises to securely consolidate their separate SAN networks and integrate intelligent storage utility services on one platform, significantly lowering storage networking costs and simplifying SAN management. These factors contributed to a purchase price in excess of the fair value of the Sanera net tangible and intangible assets acquired. The condensed consolidated financial statements include the operating results of Sanera from the date of the acquisition.

The total purchase price of approximately $113.2 million consisted of $110.2 million in cash consideration and direct transaction costs paid of approximately $3.0 million.

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

The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. The excess of purchase price over the fair value of net assets received was allocated to the acquired non-monetary assets.  The preliminary purchase price allocation for Sanera is subject to revision after a more detailed analysis is completed and additional information on the fair value of assets and liabilities becomes available. Any change in the fair value of the net assets of Sanera will change the amount of the purchase price allocable to intangible assets.  The following table summarizes the allocation of purchase price for the acquisition of Sanera:

	Fair Value of Assets and Liabilities	Allocation of Excess Purchase Price	Allocated Fair Value of Assets and Liabilities

Cash	$10,547	$—	$10,547
Other tangible assets	4,492	—	4,492
Amortizable intangible assets:
Developed technology	48,098	49,833	97,931
Customer Relationships	1,399	—	1,399
Patents pending	434	450	884
Assembled workforce	1,104	1,144	2,248
Liabilities assumed	(4,272)	—	(4,272)
Excess purchase price	51,427	(51,427)	—
Total purchase price	$113,229	$—	$113,229

Amortizable intangible assets consist of customer relationships, patents pending, an assembled workforce and developed technology.  Customer relationships represent an existing contract that relates primarily to an outstanding purchase order for future product, when and if available. The Company is amortizing the fair value of this asset on a straight-line basis over an estimated useful life of approximately three years.  Developed technology represents next-generation intelligent switching platform technologies and consists of products that have reached technological feasibility. The Company is amortizing the developed technology on a straight-line basis over an estimated useful life of approximately six years.  Patents pending and the assembled workforce intangible assets are being amortized over lives of six and two years, respectively.

Consolidation of Facilities

In conjunction with the acquisitions of Nishan and Sanera, management completed a facilities consolidation plan during the fourth quarter of 2003.  In accordance with the provisions of EITF95-3 “Recognition of Liabilities in Connection With a Purchase Business Combination,” a liability of $1.2 million has been recorded as part of purchase accounting to reflect the estimated obligation related to uncancellable leases for both Nishan and Sanera through the expected cease-use date. The Company estimates that the consolidation will be completed by the third quarter of 2004.

Purchase of SANavigator, Inc.

On September 21, 2001, the Company acquired the assets of SANavigator, Inc. (SANavigator) for a cash purchase price of $29.75 million. In addition, one-time costs associated with the acquisition were approximately $2.1 million. The results of SANavigator’s operations have been included in the consolidated financial statements since that date. SANavigator is a software company that designs and develops a scalable and stable SAN management tool that manages entry-level through complex SAN environments utilizing vendor- and platform-independent software. As a result of the acquisition, the Company is expected to be in a leading position in offering storage network management software that provides visibility and discovery in a multi-vendor fabric environment.

The estimated excess of the purchase price over the fair value of the tangible net assets acquired was valued at $29.2 million. Of this excess, $10.5 million was allocated to developed technology (5 year average useful life), $7.2 million was allocated to in-process research and development (IPR&D), and the remaining $11.5 million was allocated to goodwill. Of the total goodwill amount, $11.5 million is deductible for tax purposes.  In conjunction with the acquisition, the Company issued approximately 192,000 shares of Class B common stock, with a fair value of $1.9 million, for the completion of ongoing employment arrangements with certain SANavigator employees. The stock awards were contingent upon the continued employment of these employees. As such, these awards were recorded as deferred compensation and recognized ratably through the expiration date of the employee agreements. At January 31, 2004, all awards were fully vested.

The IPR&D was expensed at the time of purchase because technological feasibility had not been established and no future alternative use existed. The IPR&D arose from SANavigator’s on-going development of the next-generation of

SANavigator software. This software was intended to significantly enhance the features of the current version of SANavigator software. The status of the development at the acquisition date was dependent on several factors including the complexity of working with diverse servers and storage devices and integrating with other applications. Overall, SANavigator’s IPR&D project was estimated to be approximately 40% complete at the time of acquisition and it was expected that the remaining 60% would be completed during the Company’s 2002 fiscal year at a cost of approximately $2.1 million. The remaining efforts, which were completed during 2002, included completion of coding, finalizing user interface design and development, and testing. The amount allocated to in-process research and development was determined using the discounted cash flow method. This model employed cash flow projections for revenue based on the projected incremental increase in revenue that the Company expected to receive from the completed IPR&D. Estimated operating expenses, capital charges and applicable income taxes were deducted to arrive at an estimated after-tax cash flow. The Company discounted the after-tax cash flow projections using a risk-adjusted rate of return of 75%.

Pro Forma Information

The unaudited pro forma information presented below assumes that the acquisitions were completed at the beginning of the year acquired and the immediate preceding year and includes the effect of amortization of identified intangibles and costs from those dates. The impact of charges for IPR&D has been excluded. This is presented for informational purposes only and is not necessarily indicative of the results of future operations or results that would have been achieved had the acquisition taken place at the beginning of the periods presented.

	Year Ended January 31,	Years Ended December 31,
	2004	2002	2001
Revenue	$426,959	$344,106	$344,636
Net income (loss)	$(110,500)	$(93,183)	$(9,248)
Basic net income (loss) per share	$(0.96)	$(0.82)	$(0.08)
Diluted net income (loss) per share	$(0.96)	$(0.82)	$(0.08)

Goodwill and Other Intangible Assets

Changes in the carrying amounts of goodwill are as follows:

Goodwill as of December 31, 2001 and 2001 and January 31, 2003, net	$11,780
Acquisitions (Note 5)	67,007
Goodwill as of January 31, 2004, net	$78,787

The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from 1 to 6 years.  The following table summarizes the components of gross and net intangible asset balances:

	January 31, 2004			December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed technology	$116,769	$11,133	$105,636	$10,501	$2,666	$7,835
Customer relationships	3,021	340	2,681	—	—	—
Workforce	2,248	375	1,873	—	—	—
Other	3,745	2,622	1,123	2,423	2,371	52
Total intangible assets	$125,783	$14,470	$111,313	$12,924	$5,037	$7,887

Expected annual amortization expense related to acquired intangible assets is as follows:

Fiscal Years:
2004	$22,995
2005	22,068
2006	19,781
2007	17,757
2008	17,421
Thereafter	11,291
Total expected annual amortization expense	$111,313

Amortization expense related to acquired intangible assets was $9.4 million, $2.1 million, $565,000 and $175,000 for 2003, 2002, 2001 and the month ended January 31, 2003, respectively.

NOTE 6 EQUITY INVESTMENT

On August 22, 2003, the Company purchased 13.6 million shares of preferred stock of Aarohi Communications (Aarohi) for $6 million cash. At January 31, 2004, this represented approximately 17.3% of the total outstanding shares of Aarohi.  Aarohi is a privately owned provider of next-generation intelligent storage networking technology.  As of the investment date, the purchase price paid by McDATA exceeded the Company’s underlying proportionate equity in Aarohi’s net assets by $3.6 million. Aarohi is a development stage company with no recognized product revenue and a core ASIC technology that has not yet reached technical feasibility. Management of Aarohi currently believes that revenues related to this technology will commence during fiscal year 2004. The Company has concluded that the $3.6 million difference between the purchase price of the investment and the underlying share of equity in the net assets of Aarohi represents in-process research and development and, as such, has expensed this amount during fiscal year 2003.

In addition to the equity investment, the Company has entered into a non-exclusive supply arrangement with Aarohi to purchase their ASIC chip for inclusion in the Company’s new product launches when, and if, Aarohi’s product becomes generally available.

The Company has recorded its share of Aarohi’s net loss of approximately $984,000 from the date of purchase through January 31, 2004. The remaining net equity investment of approximately $1.4 million is recorded as an Other Asset at January 31, 2004.

Summarized financial information for Aarohi is as follows:

Year Ended December 31, 2003
Net sales	$126
Gross profit	$48
Operating loss	$(10,231)
Net loss	$(9,908)

As of December 31, 2003
Current assets	$14,524
Noncurrent assets	$1,581
Current liabilities	$1,253
Noncurrent liabilities	$2,020
Redeemable convertible preferred stock	$34,249
Stockholders’ deficit	$(21,417)

NOTE 7 INVESTMENTS

Short and long-term investments consisted of the following available-for-sale securities at January 31, 2004 and December 31, 2003 (in thousands):

	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Values

2003
U.S. Government obligations	$126,250	$418	$67	$126,601
State and local government obligations	48,459	18	—	48,477
Corporate obligations	44,788	145	4	44,929
U.S. Treasury options	66	—	34	32
Marketable equity securities	31,109	—	64	31,045
Fixed income mutual funds	10,246	—	107	10,139
	$260,918	$581	$276	$261,223
Reported as:
Short-term investments				$157,740
Long-term investments				103,483
				$261,223
2002
U.S. Government obligations	$87,570	$1,026	$—	$88,596
State and local government obligations	89,614	118	—	89,732
Mutual funds	18,954	127	—	19,081
Marketable equity securities	32,956	—	6	32,950
	$229,094	$1,271	$6	$230,359
Reported as:
Short-term investments				$157,260
Long-term investments				73,099
				$230,359

Amortized cost is determined based on specific identification.  As of January 31, 2004 and December 31, 2002, net unrealized holding gains of $403,000 and $1,265,000 million, respectively, were included in accumulated other comprehensive income in the accompanying condensed consolidated balance sheets. For the fiscal year ended January 31, 2004, approximately $98,000 of unrealized losses related to hedged securities were included in investment income. These unrealized losses represent the net ineffectiveness of a fair-value hedge comprised of certain marketable equity securities and put options on U.S. Treasury futures. At January 31, 2004, the Company held approximately $32,000 of purchase put options for U.S. Treasury futures. These investments were purchased to hedge the interest rate risk related to a portfolio of preferred equity securities, included in marketable equity securities above, with a market value of approximately $8.2 million at January 31, 2004.

Realized gains and losses on sales of securities were recorded as other income as follows:

	Year Ended January 31,	Years Ended December 31,		Month Ended January 31,
	2004	2002	2001	2003

Realized gains	$863	$3	$396	$—
Realized losses	(834)	(343)	(134)	(6)
Net realized gains (losses)	$29	$(340)	$262	$(6)

The amortized cost and estimated fair value of debt securities held at January 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of securities may have the right to repay obligations without prepayment penalties. Certain instruments, although possessing a contractual maturity greater than a year, are classified as short-term investments based on methods of trade and availability for current operations.

	Amortized Cost	Fair Values
Less than one year	$65,037	$65,412
Greater than one year through five years	96,211	96,345
Greater than five years through ten years	1,950	1,950
Greater than ten years	56,299	56,300
	$219,497	$220,007

In fiscal year 2003, the Company began a securities lending program whereby certain Company securities from the portfolio are loaned to other institutions for short periods of time. The market value of the loaned securities is monitored on a daily basis, with additional collateral obtained or refunded as the market value of the loaned securities changes. The Company’s policy is to require initial cash collateral equal to 102 percent of the fair value of the loaned securities. Securities lending collateral is recorded separately as a current asset and corresponding current liability. The Company maintains ownership of the securities loaned, and continues to earn income on them. The Company shares a portion of the interest earned on the collateral with Wells Fargo Bank Minnesota, N.A. (the Lending Agent). In addition, the Company has the ability to sell the securities while they are on loan. The Company has an indemnification agreement with the lending agents in the event a borrower becomes insolvent or fails to return securities.  At January 31, 2004, the amount of securities on loan equaled $124.5 million.

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

NOTE 8 CONVERTIBLE SUBORDINATED DEBT

On February 7, 2003, the Company sold $172.5 million of 2.25% convertible subordinated notes (the “Notes”) due February 15, 2010, raising net proceeds of approximately $167 million. The Notes are convertible into Class A common stock at a conversion rate of 93.3986 shares per $1,000 principal amount of notes (aggregate of approximately 16.1 million shares) at any time prior to February 15, 2010, subject to adjustments. In addition, holders of the Notes may require the Company to purchase all or a portion of the Notes upon a change in control of the Company. Upon a conversion, the Company may choose to deliver, in lieu of shares of Class A common stock, cash or a combination of cash and Class A common stock. The Notes do not contain any restrictive covenants.  The notes are not listed on any securities exchange or included in any automated quotation system; however, the notes are eligible for trading on the PortalSM Market. On January 31, 2004, the approximate bid price of our notes was $116.0 and the approximate ask price of our notes was $116.5, resulting in an aggregate fair value of between $200.1 million and $201.0 million. Our Class A common stock is quoted on the NASDAQ National Market under the symbol, “MCDTA.”

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

In July 2003, the Company entered into an interest-rate swap agreement with a notional amount of $155.3 million that has the economic effect of modifying that dollar portion of the fixed interest obligations associated with the Notes so that the interest payable effectively becomes variable based on the six month London Interbank Offered Rate (LIBOR) minus 152 basis points. The reset dates of the swap are February 15 and August 15 of each year until maturity on February 15, 2010. At January 31, 2004, the six-month LIBOR setting for the swap was 1.1283%, creating a rate of approximately minus 0.39%, which was effective until February 15, 2004.  On February 15, 2004, the six-month LIBOR setting was reset to 1.175%, resulting in a rate of approximately minus 0.345%, which is effective until August 15, 2004.  The swap was designated as a fair value hedge and, as such, the gain or loss on the swap, as well as the fully offsetting gain or loss on the Notes attributable to the hedged risk, were recognized in earnings. At January 31, 2004, the fair value of the interest rate swap had decreased from inception to $349,000 and is included in other long-term liabilities. Corresponding to this change, the carrying value of the Notes has decreased by $349,000. As part of the agreement, the Company is also required to post collateral based on changes in the fair value of the interest rate swap. This collateral, in the form of restricted cash, was $5.1 million at January 31, 2004.

NOTE 9 STOCKHOLDERS’ EQUITY

The Company has both Class A and Class B common stock. Holders of Class A and Class B common stock have voting rights equal to one vote and one-tenth vote, respectively, for each share held. Holders of Class A and Class B common stock share equal rights as to dividends. No dividends attributable to common stock were declared or paid during 2003, 2002, 2001 or the month ended January 31, 2003.

The Board of Directors is authorized to issue preferred stock with voting, conversion and other rights and preferences that may differ from the Class A and Class B common stock. At January 31, 2004, there is no outstanding preferred stock.

Stock Repurchase Plan

In May 2003, the Company’s Board of Directors authorized a plan for the Company to repurchase up to $50 million of its common stock (Class A, Class B or a combination thereof). This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. At January 31, 2004, approximately 976,000 shares have been repurchased under the plan with a total cost at $8.8 million.

Stockholders’ Rights Plan

Effective June 5, 2001, the Company’s Board of Directors approved a Stockholder Rights Plan in which preferred stock purchase rights were distributed as a dividend. Each Right, expiring June 5, 2011, represents a right to buy from the Company one ten-thousandth (1/10,000) of a share of Series A Junior Participating Preferred Stock, $0.01 par value, at a price of $200 per Right. This dividend distribution of the Rights was not taxable to the Company or its stockholders.

Separate certificates for Rights will not be distributed, nor will the Rights be exercisable, unless a person or group acquires 15 percent or more, or announces an offer that could result in acquiring 15 percent or more, of the aggregate number of votes entitled to be cast by all then outstanding shares of Common Stock (a Stock Acquisition). Following a Stock Acquisition, each Right holder, except the 15 percent or more stockholder, has the right to receive, upon exercise, common shares valued at twice the then applicable exercise price of the Right (or, under certain circumstances, cash, property or other Company securities), unless the 15 percent or more stockholder has offered to acquire all of the outstanding shares of the Company under terms that a majority of the independent directors of the Company have determined to be fair and in the best interest of the Company and its stockholders. Similarly, unless certain conditions are met, if the Company engages in a merger or other business combination following a Stock Acquisition where it does not survive or survives with a change or exchange of its common shares or if 50 percent or more of its assets, earning power, or cash flow is sold or transferred, the Rights will become exercisable for shares of the acquirer’s stock having a value of twice the exercise price (or under certain circumstances, cash or property). The Rights are not exercisable, however, until the Company’s right of redemption described below has expired. Generally, Rights may be redeemed for $0.01 each (in cash, common shares or other consideration the Company deems appropriate) until the earlier of (i) the tenth day following public announcement that a 15 percent or greater position has been acquired in the Company’s stock or (ii) the final expiration of the Rights. Until exercise, a Right holder, as such, has no rights as a stockholder of the Company.

Stock Options

The Company maintains a stock option and restricted stock plan known as the 2001 McDATA Equity Incentive Plan (the 2001 Plan) which provides for the grant of Class B stock options, restricted stock and other stock based awards to directors, officers, other employees, and consultants as determined by the compensation committee of the Board of Directors. A maximum of 30,000,000 shares of common stock were issuable under the terms of the 2001 Plan as of January 31, 2004, of which no more than 3,000,000 shares may be issued as restricted stock or other stock based awards. On August 27, 2003, the Company’s stockholders approved the addition of 6,000,000 shares to the 2001 Plan (included in the maximum amount noted above).

In August 2003 and in connection with the acquisitions of Nishan and Sanera, the Company adopted the 2003 McDATA Acquisition Equity Incentive Plan (the 2003 Plan). The 2003 Plan is a limited purpose plan that allows for the issuance of inducement grants of restricted and unrestricted Class B common stock to new employees in connection with a merger or acquisition of a company or business by McDATA. Stock awards may only be granted to new employees resulting from a merger or acquisition by the Company. A maximum of 3,000,000 shares of common stock are issuable under the terms of the 2003 Plan. Approximately 1,300,000 restricted stock shares were issued under this 2003 Plan in connection with the acquisitions discussed in Note 5.  As of January 31, 2004, there were approximately 8.3 million shares of common stock available for future grants under these plans.

All stock option grants under the plans since August 2000 have been granted at an exercise price equal to the fair market value of the Company’s stock. Prior to 2001, in connection with the grant of certain stock options to employees, the Company recorded deferred stock-based compensation, net of forfeitures, of $36,110,000, representing the difference between the exercise price and the deemed fair market value of the Company’s common stock on the dates these stock options were granted. Deferred compensation related to these grants is included as a reduction of stockholders’ equity and is being amortized on a straight-line basis over the vesting periods of the related options, which is generally four years. During 2003, 2002, 2001, and the month ended January 31, 2003, the Company recorded amortization expense related to these grants of approximately $4,279,000, $7,218,000, $8,195,000, and $572,000, respectively (of which $377,000, $584,000, $1,437,000, and $44,000 is included in the cost of revenue for 2003, 2002, 2001, and the month ended January 31, 2003, respectively).

The following summarizes stock option transactions for the period from January 1, 2001 to January 31, 2004:

	Year Ended January 31,		Years Ended December 31,				Month Ended January 31,
	2004		2002		2001		2003
Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	12,324	$11.43	10,672	$11.32	11,891	$7.41	11,654	$11.56
Granted	3,683	10.47	3,296	11.44	2,526	19.29	1,073	8.24
Exercised	(805)	2.75	(1,234)	1.97	(2,462)	2.00	(238)	2.45
Forfeited or expired	(1,554)	14.17	(1,080)	19.89	(1,283)	8.64	(165)	12.41
Outstanding end of period	13,648	$11.38	11,654	$11.56	10,672	$11.32	12,324	$11.43
			5,194	$8.17	4,377	$4.70	5,061	$8.95
Exercisable at end of period	6,602	$10.76
Weighted-average fair value of options granted with an exercise price equal to fair market value		$6.84		$7.52		$15.55		$5.39

The status of total stock options outstanding and exercisable at January 31, 2004 was as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$1.00—$9.99	6,831	6.9	$5.35	3,697	$2.74
$10.00—$19.99	5,281	8.0	12.44	1,906	13.15
$20.00—$29.99	1,177	7.1	26.41	748	26.71
$30.00—$39.99	79	7.3	34.99	41	34.98
$40.00—$49.99	47	6.9	45.60	35	45.60
$50.00—$59.99	13	7.0	54.43	7	54.21
$60.00—$69.99	44	6.9	63.51	33	63.51
$70.00—$79.99	168	6.8	76.01	129	76.04
$80.00—$93.36	8	6.6	93.36	6	93.36
	13,648	7.4	$11.38	6,602	$10.76

Restricted Stock

Restricted stock issued under the plans are recorded at fair market value on the date of the grant and generally vest over a one to four year period. Vesting for some grants may be accelerated if certain performance criteria are achieved. Compensation expense is recognized over the applicable vesting period. During the years ended January 31, 2004, and December 31, 2002, and 2001, and the month ended January 31, 2003 the Company issued approximately 1,532,000, 182,000, 192,000 and 107,000 of restricted shares, respectively, having an aggregate fair market value of $17,357,000, $1,867,000, $1,896,000 and $747,000, respectively. Compensation expense recognized for restricted shares in 2003, 2002 and 2001 and the month ended January 31, 2003 was $8,429,000, $1,663,000, $501,000, and $53,000, respectively.

Employee Stock Purchase Plan

On August 1, 2002, the Board of Directors approved the 2002 Employee Stock Purchase Plan (the Purchase Plan). The Purchase Plan allows eligible employees an opportunity to purchase an aggregate of 1,200,000 shares of the Company’s Class B common stock at a price per share equal to 85% of the lesser of the fair market value of the Company’s common stock at the beginning or the end of each six-month purchase period. Under the terms of the Purchase Plan, no participant may acquire more than more than $25,000 in aggregate fair market value of common stock during any one-year calendar period. As of December 31, 2002 and January 31, 2004, 0 and 521,000 shares had been issued under the plan.

NOTE 10 OTHER COMPREHENSIVE INCOME

Other comprehensive income consisted solely of unrealized gains (losses) on investments. The changes in the components of other comprehensive income, net of taxes were as follows:

	Year Ended January 31,	Years Ended December 31,		Month Ended January 31,
	2004	2002	2001	2003
Change in net unrealized gains (losses) on investments, net of related income tax expense (benefit) of $(401), $(94), $331,and $(42), respectively	$(227)	$(189)	$570	$(66)
Reclassification adjustment for net realized (gains) losses included in net income, net of related income tax (expense) benefit of $(52), $282, $(97), and $2, respectively	(81)	442	(167)	4
	$(308)	$253	$403	$(62)

NOTE 11 EMPLOYEE BENEFIT PLANS

Defined Contribution Plan

The Company has a defined contribution plan (the McDATA Retirement Savings Plan) that covers eligible employees. The Company matches 50% of an employee’s contribution up to 6% of annual eligible compensation, subject to restrictions of such plans. Such Company contributions are made in cash, and amounted to approximately $2,049,000, $1,803,000, and $1,359,000 in 2003, 2002 and 2001, respectively.  Contributions for the month ended January 31, 2003 totaled $313,000.

Profit Sharing and Bonus Plans

The Company has various employee bonus plans. A profit sharing plan provides for the contribution of a portion of each year’s profits to a profit sharing pool that is distributed to all employees not eligible for other performance-based incentive plans. The profit sharing amount is determined annually by the Board of Directors and is paid in cash. Other bonus plans award quarterly bonuses to the Company’s executives and other members of management based on the achievement of pre-defined performance measures and other specific performance criteria. Compensation charges related to these plans were approximately $3,046,000, $2,991,000, and $981,000 for 2003, 2002, and 2001, respectively.  Compensation charges for the month ended January 31, 2003 were immaterial.

NOTE 12 INCOME TAXES

Income (loss) before income taxes consisted of the following:

	Year Ended January 31,	Years Ended December 31,		Month Ended January 31,
	2004	2002	2001	2003

Domestic	$(5,526)	$(16,620)	$(14,270)	$(5,445)
Foreign	1,789	1,104	530	122
	$(3,737)	$(15,516)	$(13,740)	$(5,323)

Income tax expense (benefit) consisted of the following:

	Year Ended January 31,	Year Ended December 31,		Month Ended January 31,
	2004	2002	2001	2003

Current:
Federal	$(974)	$3,190	$8,894	$—
State	(39)	442	508	—
Foreign	610	185	—	—
	(403)	3,817	9,402	—
Deferred:
Federal	34,943	(8,328)	(13,423)	(1,716)
State	3,872	(1,018)	(1,063)	(147)
	38,815	(9,346)	(14,486)	(1,863)
Total expense (benefit)	$38,412	$(5,529)	$(5,084)	$(1,863)

The total income tax expense (benefit) differs from the amount computed using the federal income tax rate of 35% for the following reasons:

	Year Ended January 31,	Years Ended December 31,		Month Ended January 31,
	2004	2002	2001	2003

Federal income tax expense (benefit) at statutory rate	$(1,308)	$(5,430)	$(4,809)	$(1,863)
Research and development credit	(1,400)	(1,970)	—	(100)
State taxes, net of federal benefit	(131)	(373)	(346)	(147)
Foreign taxes	126	185	—	33
Convertible debt discount	(2,028)	—	—	—
Stock-based compensation	1,083	2,958	1,803	267
Write-off of acquired in-process R&D	1,273	—	—	—
Benefit from export sales	(158)	(247)	(305)	(13)
Municipal interest income	(140)	(872)	(1,625)	(53)
Increase in valuation allowance	41,332	—	—	—
Other	(237)	220	198	13
Income tax expense (benefit)	$38,412	$(5,529)	$(5,084)	$(1,863)

Deferred income taxes reflect the tax effect of temporary differences between the amount of assets and liabilities for financial reporting purposes and income tax purposes. The tax effects of each type of temporary difference that give rise to significant portions of the net deferred tax assets are as follows:

	Year Ended January 31 2004	Year Ended December 31, 2002

Current deferred tax assets (liabilities):
Inventory reserves and costs	$6,931	$10,726
Revenue recognition	8,743	10,368
Net operating loss carry forward	12,323	7,373
Warranty reserves	1,727	1,321
Reserves related to employee benefits	2,140	1,993
Stock-based compensation	1,253	1,544
Restructuring reserves	855	—
Other	(149)	—
	33,823	33,325
Non-current deferred tax assets (liabilities):
Capitalized research expenditures	40,999	—
Capitalized acquired intangible assets	(40,381)	—
Tax credit carry forward	16,796	3,537
Revenue recognition	8,005	—
Stock compensation	1,476	—
Difference between book and tax depreciation	4,994	2,485
Capitalized software, net of amortization	(2,966)	(2,930)
Foreign earnings	(1,374)	—
Net operating loss carry forward	15,769	—
Other	229	—
	43,547	3,092
	77,370	36,417
Valuation allowance	(77,370)	—
Total deferred tax asset, net	$—	$36,417

The $77.4 million valuation allowance was recorded against deferred tax assets as follows:

Opening balance of deferred tax asset at February 1, 2003	$38,815
Additional deferred tax asset arising during 2003	2,517
Acquired deferred tax assets	35,070
Deferred tax asset for stock-based compensation in 2003 (net of alternative minimum tax effect)	968
$77,370

Gross operating loss carry forwards and tax credit carry forwards will expire as follows:

Year of Expiration	Federal Net Operating Loss Carry Forward	Research & Development Tax Credit Carry Forward

2019	$99	$104
2020	—	1,074
2021	11,718	4,579
2022	22,686	3,540
2023	41,501	4,358
2024	—	1,400
	$76,004	$15,055

Approximately $51 million of the net operating loss carryforward and $10 million of the research and development tax credit carry forward are subject to annual limitations on the amount that can be utilized in the Company’s tax returns, pursuant to Internal Revenue Code Section 382, as these amounts were accumulated in the tax returns of Nishan Systems and Sanera Systems for tax periods prior to the date those companies were acquired by McDATA.

In fiscal 2003, the Company recorded an income tax provision of $38.4 million, which included a non-cash charge of $38.8 million related to recording of a valuation allowance against the deferred tax assets. In evaluating the ability to realize the benefits of the recorded deferred tax assets, management considers all available positive and negative evidence including past operating results, the existence of cumulative losses in the most recent fiscal years and forecasts of future taxable income. In determining future taxable income, management is responsible for assumptions utilized including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates used to manage the underlying businesses.

In performing the analysis of the realizability of the recorded deferred tax assets, the specific evidence considered by management included cumulative accounting losses over the past three years, tax net operating losses previously reported, net operating losses acquired, estimated future taxable income, ongoing prudent and feasible tax planning strategies, progress against the forecast of operating results, and continuing market uncertainties. Through this analysis, management assessed the likelihood that the net deferred tax assets will be recovered against future taxable income. After considering all of the evidence and applying the provisions of SFAS No. 109, “Accounting for Income Taxes” (SFAS

109), management concluded that it was not more likely than not that the deferred tax assets would be realized and that a valuation allowance for the entire deferred tax asset was required.

The Company is subject to audit by federal, state and foreign tax authorities.  These audits may result in additional tax liabilities.  The Company accounts for such contingent liabilities in accordance with SFAS No. 5, “Accounting for Contingencies”, and believes that it has appropriately provided for taxes for all years.  Several factors drive the calculation of the tax reserves including (i) the expiration of statutes of limitations, (ii) changes in tax law and regulations, and (iii) settlements with tax authorities.  Changes in any of these factors may result in adjustments to these reserves which could impact our reported financial results.

Prior to the initial public offering on August 9, 2000, the Company was included in a consolidated Federal income tax return with EMC.  As of the Distribution, the Company is no longer eligible to be included in EMC’s consolidated tax returns and has consequently filed separate income tax returns for the tax periods, which began immediately following the Distribution.  Under the terms of a tax sharing agreement between the Company and EMC, the Company is obligated to indemnify EMC for any taxes arising out of the failure of the Distribution to be tax free if that failure results from, among other things, (i) any act or omission by the Company that would cause such Distribution to fail to qualify as a tax free distribution under the Internal Revenue Code of 1986, as amended; (ii) any act or omission by the Company that is inconsistent with any representation made to the Internal Revenue Service in connection with the request for a private letter ruling regarding the tax-free nature of the Distribution; (iii) any acquisition by a third party of the Company’s stock or assets; or (iv) any issuance by the Company of stock or any change in ownership of the Company’s stock.  If the distribution of the Company’s Class A common stock fails to qualify as a tax-free distribution, EMC would incur tax liability as if the Company’s Class A common stock that was distributed by EMC had been sold by EMC for its fair market value in a taxable transaction.  In the event that the Company is required to indemnify EMC because the distribution of the Company’s Class A common stock fails to qualify as a tax-free distribution, the Company’s liability could exceed 35% of the value of the Company’s Class A common stock distributed by EMC as determined on the date of the distribution.

Although the Company is no longer a member of EMC’s consolidated tax group, the tax sharing agreement between the Company and EMC continues to affect the Company.  If a taxing authority effects a change to the EMC consolidated return, the Company is required to reimburse EMC for the tax of any Company-related unfavorable adjustment.  Conversely, the Company is entitled to any refund for any Company-related favorable adjustment.  Second, the Company is required to remit to EMC any tax savings generated by the tax deductions, if any, related to the issuance or sale of EMC stock upon the exercise of options held by Company employees.  Included in the Company’s 2001 federal tax return was a stock-based compensation deduction of $25 million related to the issuance or sale of EMC stock.  Subsequent to the receipt of its IRS refund of its 2001 net operating loss carry back into 2000, the Company remitted to EMC $9.5 million pursuant to the tax sharing agreement.

NOTE 13 COMMITMENTS AND CONTINGENCIES

Operating and Capital Leases

The Company had various operating and capital leases in effect at January 31, 2004 for certain buildings, office space and machinery and equipment. Future minimum lease payments under non-cancelable capital and operating leases with terms of one year or more are as follows at January 31, 2004:

	Capital Leases	Operating Leases
2004	$1,453	$8,097
2005	739	5,655
2006	184	2,554
2007	—	1,359
2008	—	1,250
Thereafter	—	1,380
Total minimum lease payments	2,376	$20,295
Less portion representing interest	109
	2,267
Less: current portion	1,377
	$890

Operating rent expense in 2003, 2002, 2001 and the month ended January 31, 2003 totaled approximately $10,414,000, $8,946,000, $7,671,000, and $771,000, respectively.

As part of the Company’s move to the new office and engineering building in 2002, the Company performed a review of its real estate facility requirements and identified excess leased facility space, which was offered for sublease. Based upon the results of this analysis, the Company recorded a charge of $83,000 and $941,000 included in selling and marketing expense related to facility lease losses for the years ended December 31, 2002 and 2001, respectively. In determining the anticipated lease losses, various assumptions were made, including, the time period over which the excess space will be under contract; expected sublease terms; and expected sublease rates and anticipated recoveries from sublease income. The new office and engineering building was completed in July 2002. Lease charges of $589,000, $341,000 and $57,000 were recorded against the loss accrual during the years ended January 31, 2004 and December 31, 2002 and the month ended January 31, 2003, respectively.  As of January 31, 2004, the balance of this accrual was $0.

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

Manufacturing and Purchase Commitments

The Company has contracted with Sanmina SCI Systems, Inc. (SSCI) and Solectron Corporation (Solectron) (collectively, Contract Manufacturers) for the manufacture of printed circuit boards and box build assembly and configuration for specific multi-protocol directors and switches. The agreements require the Company to submit purchasing forecasts and place orders sixty calendar days in advance of delivery.  At January 31, 2004, the Company’s commitment with the Contract Manufacturers for purchases over the next sixty days totaled $48.1 million. The Company may be liable for materials that the Contract Manufacturers purchase on McDATA’s behalf if the Company’s actual requirements do not meet or exceed its forecasts and those materials cannot be redirected to other uses. At January 31, 2004, the Company had recorded obligations of approximately $8 million (See Note 3) primarily related to materials purchased by the Contract Manufacturers for certain end-of-life and obsolete material. Management does not expect the remaining commitments under these agreements to have a material adverse effect on the Company’s business, results of operations, financial position or cash flows.

The Company has various other commitments for sales and purchases in the ordinary course of business. In the aggregate, such commitments do not differ significantly from current market prices or anticipated usage requirements.

Litigation

Class Action Laddering Lawsuits

The Company, Mr. John F. McDonnell, the former Chairman of the board of directors, Mrs. Dee J. Perry, a former officer and Mr. Thomas O. McGimpsey a current officer were named as defendants in purported securities class-action lawsuits filed in the United States District Court, Southern District of New York. The first of these lawsuits, filed on July 20, 2001, is captioned Gutner v. McDATA Corporation, Credit Suisse First Boston (CSFB), Merrill Lynch,

Pierce Fenner & Smith Incorporated, Bear, Stearns & Co., Inc., FleetBoston Robertson Stephens et al., No. 01 CIV. 6627. Three other similar suits were filed against the Company and the individuals. The complaints are substantially identical to numerous other complaints filed against other companies that went public in 1999 and 2000. These lawsuits generally allege, among other things, that the registration statements and prospectus filed with the SEC by such companies were materially false and misleading because they failed to disclose (a) that certain underwriters had allegedly solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of shares in connection with the initial public offerings, or IPOs, and (b) that certain of the underwriters had allegedly entered into agreements with customers whereby the underwriters agreed to allocate IPO shares in exchange for which the customers agreed to purchase additional company shares in the aftermarket at pre-determined prices. The complaints allege claims against the Company, the named individuals, and CSFB, the lead underwriter of the Company’s August 9, 2000 initial public offering, under Sections 11 and 15 of the Securities Act. The complaints also allege claims solely against CSFB and the other underwriter defendants under Section 12(a)(2) of the Securities Act, and claims against the individual defendants under Section 10(b) of the Securities Exchange Act. Although management believes that all of the lawsuits are without legal merit and they intend to defend against them vigorously, there is no assurance that the Company will prevail.

In September 2002, plaintiffs’ counsel in the above-mentioned lawsuits offered to individual defendants of many of the public companies being sued, including the Company, the opportunity to enter into a Reservation of Rights and Tolling Agreement that would dismiss without prejudice and without costs all claims against such persons if the company itself had entity coverage insurance. This agreement was signed by Mr. John F. McDonnell, the former Company Chairman, Mrs. Dee J. Perry, the former chief financial officer, and Mr. Thomas O. McGimpsey, the current Vice President and General Counsel and the plaintiffs’ executive committee. Under the Reservation of Rights and Tolling Agreement, the plaintiffs dismissed the claims against such individuals.

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

On March 5, 2004, the Company and Brocade entered into a confidential settlement agreement whereby both parties agreed to dismiss without prejudice their respective claims against each other in the pending infringement case in the United States District Court for the District of Colorado entitled McDATA Corp. v. Brocade Communications Systems, Inc., Civil Action No. 02-K-303 and the related arbitration proceedings before the

American Arbitration Association entitled McDATA Corp. v. Brocade Communications Systems, Inc., Case No. 74 133 00025 03 SAT. Under the confidential settlement agreement both parties preserved their respective rights, no licenses were granted and they agreed to a three-year standstill during which neither party may initiate litigation against the other party with respect to their respective patents

Raytheon Lawsuit

On May 5, 2003, the Company was added as the ninth defendant to a January 2003 patent infringement lawsuit that was filed by Raytheon Company (Raytheon) in the United States District Court for the Eastern District of Texas—Marshall Division (Civil Action No. 2:03CV13). The complaint alleged that the our products infringed and/or we actively induced the infringement of Raytheon’s United States Patent No. 5,412,791, entitled “Mass Data Storage Library.” On January 8, 2004, we settled this lawsuit with Raytheon and the parties agreed to dismiss with prejudice their respective claims and counterclaims against each other.

Nishan Acquisition Related Lawsuit

In connection with the Company’s acquisition of Nishan, the Company was named along with Nishan, various investors of Nishan, CSFB and former board members and officers of Nishan in a lawsuit brought by Aamer Latif, a former board member and ex-CEO of Nishan, in the Superior Court of California, County of Santa Clara on September 11, 2003 (as amended on October 10, 2003 and March 24, 2004) entitled Aamer Latif v. Nishan Systems, Inc. et al (103 CV 004 939). The Complaint makes various allegations against the other defendants such as fraud, directors’ breach of the duty of care, shareholders’ breach of fiduciary duty, unjust enrichment, and conspiracy to commit unjust enrichment. The allegations made against the Company are vote buying, unjust enrichment, and conspiracy to commit unjust enrichment. The allegation made against Nishan is breach of Section 1602 of the California Corporations Code (a provision dealing with books and records inspection). The complaint primarily seeks compensatory damages of approximately $11.5 million and other relief. The defendants have agreed that lawsuit expenses are covered by indemnification under the merger agreement from the selling shareholders of Nishan. The defendants filed a demurer to dismiss this action, which was denied by the Court in January 2004.  After significant review of the allegations made by the plaintiff, the Company strongly believes that the lawsuit is wholly without legal merit and the Company intends to vigorously defend against this action.

Indemnifications and Guarantees

During its normal course of business, the Company may enter into agreements with, among others, customers, resellers, OEMs, systems integrators and distributors.  These agreements typically require the Company to indemnify the other party against third party claims or product infringements on patents or copyrights.  The Company provides indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising for the use of our products.

The Company has also indemnified its former parent, EMC, for any income taxes arising out of the Distribution as discussed in Note 12.

In addition, the majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make.  The Company evaluates and estimates losses from such indemnification under SFAS 5, Accounting for Contingencies, as interpreted by FIN 45.  To date, the Company has not incurred any material costs as a result of such obligations and has not accrued any liabilities related to such indemnification and guarantees in our financial statements.

NOTE 14 RELATED PARTY TRANSACTIONS

In January 2004, the Company entered into a three-year litigation support and consulting agreement with John F. McDonnell, the Company’s former Chairman, pursuant to which Mr. McDonnell will render litigation support and consulting services to McDATA. Under the agreement, the Company is assured on-demand access to Mr. McDonnell at a rate of $250 per hour and the reimbursement of out-of-pocket expenses. The agreement was reviewed and approved by a committee of independent directors of the Board of Directors. As of January 31, 2004, there was no liability or related expense recorded from this agreement.

In February 2004, the Company entered into a six-month standard lab services agreement with JRBM Incorporated (JRBM), a company partially owned by John F. McDonnell, the Company’s former Chairman. Under this arrangement, the Company leases approximately 155 square feet of unused lab space and equipment to JRBM at an arms-length market rate, and JRBM may purchase McDATA products under our standard OpenReady™ equipment discount program. The arrangement was reviewed and approved by a committee of independent directors of the Board of Directors. JRBM also made a business proposal to McDATA to review the SANavigator® software, over a nine month period, for the purpose of potentially reselling, licensing or utilizing certain features or modules of SANavigator® and potentially developing application program interfaces. The agreement evidencing such an arrangement was signed on February 25, 2004 (with a February 27, 2004 effective date) by both parties after review and approval by a committee of independent directors of the Board of Directors.

NOTE 15 SEGMENT INFORMATION

The Company has one reporting segment relating to the design, development, manufacture and sales of open storage networking solutions that provide highly available, scalable and centrally managed storage area networks (SANs).  The Company’s Chief Operating Decision Makers, as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” allocate resources and assess the performance of the Company based on revenue and overall profitability.

For the year ended January 31, 2004, the Company had three customers who each contributed greater than 10% of the Company’s total revenues.  For the fiscal years ended December 31, 2002 and 2001, and the one-month ended January 31, 2003, the Company had two customers each who contributed greater than 10% of the Company’s total revenues as follows:

	Year Ended January 31,	Years Ended December 31,		Month Ended January 31,
	2004	2002	2001	2003

EMC	56%	54%	69%	54%
IBM	21%	25%	17%	21%
HDS	10%	<10%	<10%	<10%

At January 31, 2004 and December 31, 2002, 73% and 80% of accounts receivable were concentrated with our two largest customers, EMC and IBM. The Company performs ongoing evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.  The level of sales to any single customer may vary and the loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could have a material impact on the Company’s financial condition or results of operations

The Company’s operations are conducted in the United States with sales offices throughout the European Community and Asia Pacific, none of which are individually significant to the Company’s overall operations.  The Company has not incurred any foreign currency translation adjustments as all of its sales are settled in U.S. dollars.

Certain information related to the Company’s operations by geographic area is presented below.  The Company’s revenues are attributed to the geographic areas according to the location of the customers.  Long-lived assets include property and equipment and other non-current assets.

	Net Sales	Long-Lived Assets

2003
United States	$282,503	$115,450
Foreign countries	136,357	1,994
Total	$418,860	$117,444

2002
United States	$207,015	$111,479
Foreign countries	121,264	1,287
Total	$328,279	$112,766

2001
United States	$263,416
Foreign countries	80,990
Total	$344,406

Month Ended January 31, 2003
United States	$12,582	—
Foreign countries	4,463
Total	$17,045

NOTE 16 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following summarizes selected financial information for each of the two years in the period ended January 31, 2004:

	Q1	Q2	Q3(6)	Q4(6)	Total

2003(1)
Total revenue(2)	$103,179	$107,014	$94,659	$114,008	$418,860
Gross profit	58,591	63,307	54,647	64,986	241,531
Net income (loss)(3)	5,312	9,133	(50,048)	(7,530)	(43,133)
Basic net income (loss) per share	$0.05	$0.08	$(0.44)	$(0.07)	$(0.38)
Diluted net income (loss) per share	$0.05	$0.08	$(0.44)	$(0.07)	$(0.38)

2002
Total revenue	$64,543	$77,254	$80,941	$105,541	$328,279
Gross profit(4)	13,890	35,091	42,580	58,604	150,165
Net income (loss)(4)(5)	(17,071)	(3,858)	2,343	8,599	(9,987)
Basic net income (loss) per share	$(0.15)	$(0.03)	$0.02	$0.08	$(0.09)
Diluted net income (loss) per share	$(0.15)	$(0.03)	$0.02	$0.07	$(0.09)

(1)           On January 15, 2003, we changed our fiscal year end to January 31, rather than December 31.

(2)           Revenues for the quarter ended October 31, 2003, were significantly impacted by a decline in sales to our largest customer, EMC. This revenue decline was driven by an inability to reach an agreement in a timely manner, which reduced the shipment of products during the quarter.

(3)           Net income for the quarter ended October 31, 2003 includes the impacts of a $38.8 million valuation allowance recorded against the deferred tax asset and a $11.4 million charge for IPR&D related to the equity acquisitions of Nishan and Aarohi.

(4)           Gross profit and net loss for the quarter ended March 31, 2002 includes the impact of a $14.0 million charge to cost of revenues primarily as a result of identified excesses 1 Gb components user in the Director-class products.  During the quarters ended June 30, 2002, September 30, 2002 and December 31, 2002, approximately $1.1 million, $2.5 million and $0.9 million, respectively, of these reserves were reversed as the Company experienced higher-than-expected sales of discontinued 1 Gb products and, therefore, realized 100% margins for these product sales.

(5)           Net loss for the quarter ended March 31, 2002 includes the impact of a $1.25 million charge to general and administrated expenses associated with the termination of the collateralized lease with Deutsche Bank.

(6)           Total revenue, gross profit and net income for the third and fourth quarters of 2003 reflect our acquisitions of Nishan and Sanera on September 19, 2003 and September 30, 2003, respectively.

MCDATA CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(IN THOUSANDS)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Other		Balance at End of Period

Year ended December 31, 2001
Allowance for doubtful accounts	$284	$707	$(208)	(a)	$—		$783
Inventory reserves	4,315	29,919	(15,269)	(b)	—		18,965
Year ended December 31, 2002
Allowance for doubtful accounts	$783	$25	$43)	(a)	$—		$1,265
Inventory reserves	18,965	11,332	(22,885)	(b)	—		7,412
Month ended January 31, 2003
Allowance for doubtful accounts	$1,265	$25	$—	(a)	$—		$1,290
Inventory reserves	7,412	316	(613)	(b)	—		7,115
Year ended January 31, 2004
Allowance for doubtful accounts	$1,290	$(474)	$(64)	(a)	$174	(c)	$926
Inventory reserves	7,115	1,923	(5,870)	(b)	1,308	(c)	4,476

(a) Reflects uncollectible amounts written-off, net of recoveries.

(b) Reflects disposals of obsolete inventory and reductions to lower-of-cost or market reserves.

(c) Reflects the acquisition of Nishan in fiscal year 2003.

S-1