Form 10-K/A
period 2004-01-31
MCDATA CORP
filed 2004-04-30
CIK 731502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

McDATA Corporation

Form 10-K/A

Item	Description

PART IV

15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Signatures

As permitted by Rule 3-09(b) of Regulation S-X, we are filing this Form 10-K/A to amend Item 15, Exhibit, Financial Statements, and Reports on Form 8-K, to file the 2003 audited financial statements of Aarohi Communications, Inc., of which we own a 17.3% ownership interest. In addition, we are filing a consent from KPMG LLP relating to their audit reports contained in this filing. Except as expressly provided below, no information, including McDATA Corporation’s existing Annual Report on Form 10-K filed on April 15, 2004, is incorporated into or forms any part of this report.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(c) Exhibits:

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this submission.

Exhibits filed for the Company through the filing of this Form 10-K/A.

(3.1)	Amended and Restated Certificate of Incorporation of the Company

(3.2)	Amended and Restated By-laws of the Company

(4.1)	Form of Company’s Class B Common Stock Certificates

(4.1.1)	Form of Company’s Class A Common Stock Certificates

(4.2)	Investors’ Rights Agreement dated as of October 1, 1997 by and among the Company, EMC Corporation, McDATA Holdings Corporation and Certain Investors

(4.3)	Amendment No. 1 to the Investors’ Rights Agreement dated May 23, 2000 by and among the Company, McDATA Holdings Corporation and certain Investors

(4.4)	Rights Agreement dated as of May 18, 2001, by and between the Company and the Bank of New York, as rights agent (Filed on Form 8-K dated May 21, 2001).

(4.5)	Form of Indenture dated as of February 7, 2003 by and between the Company and Wells Fargo Bank Minnesota, National Association (Filed on Form 8-K dated February 14, 2003)

(4.6)	Form of Registration Rights Agreement dated as of February 7, 2003 by and among the Company and the parties thereto (Filed on Form 8-K dated February 14, 2003)

(10.1)	Asset Transfer Agreement dated as of October 1, 1997 by and among the Company, EMC Corporation, and McDATA Holdings Corporation

(10.2)	Investors’ Rights Agreement dated as of October 1, 1997 by and among the Company, EMC Corporation, McDATA Holdings Corporation and certain Investors (see Exhibit 4.2)

(10.3)	Amendment No. 1 to the Investors’ Rights Agreement dated May 23, 2000 by and among the Company, McDATA Holdings Corporation and certain Investors (see Exhibit 4.3)

(10.3.1)	Termination of Investors’ Rights Agreement, dated as of January 24, 2001, by and among the Company, McDATA Holdings Corporation and Certain Investors (Filed on Form 10-K for the fiscal year ended 2000)

(10.4)	Services Agreement dated as of October 1, 1997 by and among EMC Corporation, McDATA Holdings Corporation and the Company

(10.5)	Letter Agreement dated April 19, 1999 by and between the Company and McDATA Holdings Corporation

(10.6)	Technology Rights Agreement dated as of October 1, 1997 by and among the Company, EMC Corporation and McDATA Holdings Corporation

(10.7)	Amended and Restated Tax Sharing Agreement dated as of May 31, 2000 by and among EMC Corporation, McDATA Holdings Corporation and the Company

(10.8)	Form of Master Transaction Agreement entered into by and among the Company and EMC Corporation dated May 31, 2000

(10.9)	Form of Indemnification and Insurance Matters Agreement entered into by and among the Company and EMC Corporation dated May 31, 2000

(10.10)	Master Confidential Disclosure and License Agreement dated as of May 31, 2000 by and among the Company and EMC Corporation

(10.11)+	Reseller Agreement dated as of February 22, 2000 by and between International Business Machines Corporation and the Company

(10.12)	Amendment Number One to the Resale Agreement dated September 30, 2000 by and between International Business Machines Corporation and the Company

(10.13)+	OEM Purchase and License Agreement dated as of May 19, 2000 by and between EMC Corporation and the Company

1

(10.13.1)+	Amendment to OEM Purchase and License Agreement dated as of September 21, 2001, by and between EMC Corporation and the Company

(10.14)+	Development Agreement dated as of May 19, 2000 by and between EMC Corporation and the Company

(10.14.1)+	Distribution Agreement dated as of December 15, 1999 by and between the Company and Hitachi Data Systems Corporation (Filed on Form 10-K dated April 15, 2004)

(10.15)+	Manufacturing Agreement dated as of September 17, 1992 by and between SCI Systems, Inc. and the Company

(10.15.1)+	Manufacturing and Purchasing Agreement dated as of December 14, 2001 by and between SCI Systems, Inc. and the Company (Filed on Form 8-K dated February 25, 2002)

(10.15.2)+	Manufacturing and Purchase Agreement effective as of March 1, 2003 by and between Sanmina-SCI Corporation and the Company (filed on Form 10-K for the year ended December 31, 2002)

(10.16)+	OEM and License Agreement dated as of April 27, 1999 by and between Brocade Communication Systems, Inc. and the Company

(10.17)	Lease dated September 12, 1997 by and between the Company and WHLNF Real Estate Limited Partnership

(10.18)	Lease dated November 2, 1999 by and between the Company and the Mills Family LLC

(10.19)	Lease dated May 28, 1997 by and between the Company and 1211486 Ontario Limited

(10.19.1)	Lease dated October 6, 2000, by and between the Company and Amber Drive I, LLC (Filed on Form 10-Q for the fiscal quarter ended September 30, 2000)

(10.19.2)	Lease dated February 9, 2001 by and between the Company and Deutsche Bank (Filed on Form 10-K for the fiscal year ended 2000)

(10.19.3)	Participation Agreement dated February 9, 2001 by and between the Company and Deutsche Bank (Filed on Form 10-K for the fiscal year ended 2000)

(10.19.4)	Second Amendment to Participation Agreement dated November 9, 2001 by and between the Company and Deutsche Bank (Filed on Form 10-Q for the fiscal quarter ended September 30, 2001)

(10.19.5)	Third Amendment to Participation Agreement dated January 24, 2002 by and between the Company and Deutsche Bank (Filed on Form 8-K dated February 25, 2002)

(10.20)*	Form of Change of Control Severance Agreement

(10.20.1)*	CEO Severance Agreement dated December 2003 (filed on Form 10-Q for the fiscal quarter ended October 31, 2003)

(10.21)*	1997 Stock Option Plan

(10.21.1)*	2001 McDATA Equity Incentive Plan (Filed on Schedule 14A dated July 3, 2003)

(10.21.2)*	Employee Stock Purchase Plan (Filed on Schedule 14A Proxy Statement filed June 10, 2002)

(10.22)*	Form of Stock Option Agreement for 1997 Stock Option Plan

(10.23)*	Description of the Company’s Management Bonus Program

(10.24)	Asset Purchase Agreement dated August 3, 2001 by and among the Company, SANavigator, Inc., Western Digital Corporation and Connex Inc. (Filed on Form 10-Q for the fiscal quarter ended September 30, 2001)

(10.25)*	Performance Incentive Bonus Plan (filed on Form 10-K for the year ended December 31, 2002)

(10.25.1)	Agreement and Plan of Merger dated August 25, 2003 by and among the Company, Nice Acquisition, Inc. and Nishan Systems Inc. (filed on Form 8-K dated August 25, 2003 as Exhibit 99.4)

(10.25.2)	Agreement and Plan of Merger dated August 25, 2003 by and among the Company, Whitney Acquisition, Inc. and Sanera Systems, Inc. (filed on Form 8-K dated August 25, 2003 as Exhibit 99.5)

(10.26)*	Executive Performance Incentive Bonus Plan (filed on Form 10-K for the year ended December 31, 2002)

(10.27)*	Chairman of the Board of Directors Performance Incentive Bonus Plan (filed on Form 10-K for the year ended December 31, 2002)

(21)	Subsidiaries of Company (Filed on Form 10-K dated April 15, 2004)

(23.1)	Consent of PricewaterhouseCoopers LLP (Filed on Form 10-K dated April 15, 2004)

23.2	Consent of KPMG LLP

(24)	Power of Attorney (Filed on Form 10-K dated April 15, 2004)

31.1	Section 302 Certification of Principal Executive Officer

2

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

99	Audited Financial Statements of Aarohi Communications, Inc.

( )	Exhibits previously filed in the Company’s Registration Statement on Form S-1, SEC File No. 333-38106, declared effective on August 8, 2000 or filed in the Company’s periodic filings as specifically noted.
+	Portions of these Exhibits have been omitted and filed separately with the SEC pursuant to an order or a request for confidential treatment.
*	Executive compensation plans and arrangements.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Broomfield, State of Colorado, on April 30, 2004.

McDATA Corporation

By:	/s/ ERNEST J. SAMPIAS
Ernest J. Sampias
Senior Vice President of Finance and Chief Financial Officer

4