Form 10-Q
period 2004-04-30
MCDATA CORP
filed 2004-06-07
CIK 731502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2004

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

(720) 558-8000

(Registrant’s telephone number, including area code)

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

At June 1, 2004, 81,000,000 shares of the registrant’s Class A Common Stock were outstanding and 37,739,663 shares of the registrant’s Class B Common Stock were outstanding.

McDATA CORPORATION

FORM 10-Q

QUARTER ENDED APRIL 30, 2004

TABLE OF CONTENTS

Item

PART 1 – FINANCIAL INFORMATION

1.	Financial Statements

Condensed Consolidated Balance Sheets

Condensed Consolidated Income Statements

Condensed Consolidated Statements of Cash Flows

Notes to Condensed Consolidated Financial Statements

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

3.	Quantitative and Qualitative Disclosures About Market Risks

4.	Controls and Procedures

PART II – OTHER INFORMATION

1.	Legal Proceedings

5.	Other Information

6.	Exhibits and Reports on Form 8-K

Special Note Regarding Forward-Looking Statements

Some of the information presented in this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Although McDATA Corporation (“McDATA” or the “Company,” which may also be referred to as “we,” “us” or “our”) believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its businesses and operations; there can be no assurance that actual results will not differ materially from our expectations. Factors that could cause actual results to differ materially from expectations include:

•                  changes in our relationship with EMC Corporation, or EMC, International Business Machines Corporation, or IBM, and Hitachi Data Systems, or HDS, and the level of their orders;

•                  our ability to successfully increase sales of McDATA’s multi-protocol network switches and management software, including SANavigator®;

•                  competition in the multi-protocol (Fibre Channel and IP) network market, including competitive pricing pressures and product give-aways, by our competitors such as Brocade Communication Systems, Inc., or Brocade, QLogic Corp., or QLogic, Computer Network Technology Corporation, or CNT, Cisco Systems, Inc., or Cisco, and other IP and multi-protocol switch and software suppliers;

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

PART I – FINANCIAL INFORMATION

McDATA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	April 30, 2004	January 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$50,604	$50,301
Securities lending collateral	117,931	126,681
Short-term investments	160,581	157,740
Accounts receivable, net of allowance for bad debts of $839 and $926, respectively	58,224	62,670
Inventories, net	14,085	11,364
Prepaid expenses and other current assets	6,272	6,055
Total current assets	407,697	414,811

Property and equipment, net	97,229	99,225
Long-term investments	101,872	103,483
Restricted cash	5,168	5,130
Intangible assets, net	105,603	111,313
Goodwill	78,693	78,787
Other assets, net	18,520	18,219
Total assets	$814,782	$830,968

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,214	$16,532
Accrued liabilities	49,860	53,330
Securities lending collateral payable	117,931	126,681
Current portion of deferred revenue	20,469	19,775
Current portion of obligations under notes payable and capital leases	2,349	2,785
Total current liabilities	207,823	219,103

Obligations under notes payable and capital leases, less current portion	691	1,091
Deferred revenue, less current portion	21,630	20,632
Interest rate swap	3,889	349
Convertible subordinated debt	168,611	172,151
Total liabilities	402,644	413,326

Commitments and contingencies (Note 12)

Stockholders’ Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, Class A, $0.01 par value, 250,000,000 shares authorized, 81,000,000 shares issued and outstanding	810	810
Common stock, Class B, $0.01 par value, 200,000,000 shares authorized, 36,593,226 and 36,051,473 shares issued and outstanding at April 30, 2004 and January 31, 2004, respectively	366	361
Additional paid-in-capital	479,038	476,993
Treasury stock, at cost, 975,730 shares at April 30, 2004 and January 31, 2004	(8,752)	(8,752)
Deferred compensation	(7,441)	(10,375)
Accumulated other comprehensive income (loss)	(241)	403
Accumulated deficit	(51,642)	(41,798)
Total stockholders’ equity	412,138	417,642
Total liabilities and stockholders’ equity	$814,782	$830,968

The accompanying notes are an integral part of these condensed consolidated financial statements.

McDATA CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share data)

(unaudited)

	Three Months Ended April 30,
	2004	2003

Revenue	$97,229	$103,179
Cost of revenue	42,487	44,588
Gross profit	54,742	58,591

Operating expenses:
Research and development	25,097	18,819
Selling and marketing	23,485	23,427
General and administrative	6,607	6,959
Amortization of purchased intangible assets	5,812	525
Amortization of deferred compensation (excludes amortization of deferred compensation included in cost of revenue of $84 and $137, respectively)	2,258	1,411
Restructuring charges	1,345	—
Operating expenses	64,604	51,141
Income (loss) from operations	(9,862)	7,450

Interest and other income	1,383	2,055
Interest expense	(247)	(1,084)
Income (loss) before income taxes and equity in net loss of affiliated company	(8,726)	8,421
Income tax expense	541	3,109
Income (loss) before equity in net loss of affiliated company	(9,267)	5,312
Equity in net loss of affiliated company	(577)	—
Net income (loss)	$(9,844)	$5,312

Basic net income (loss) per share	$(0.09)	$0.05
Shares used in computing basic net income (loss) per share	114,955	114,319

Diluted net income (loss) per share	$(0.09)	$0.05
Shares used in computing diluted net income (loss) per share	114,955	117,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

McDATA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended April 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(9,844)	$5,312
Adjustments to reconcile net income (loss) to cash flows from operating activities;
Depreciation	7,553	6,094
Amortization	7,098	2,101
Equity in net loss of affiliate	577	—
(Gain) loss on trade-in/retirement of assets	38	(5)
Net realized loss (gain) on investments	159	(137)
Inventory and inventory commitment provisions	1,262	1,688
Bad debt provision	25	50
Deferred income taxes	—	2,129
Non-cash compensation expense	2,342	1,548
Unrealized gains on derivative transactions	45	—
Changes in net assets and liabilities	(3,745)	7,188
Net cash provided by operating activities	5,510	25,968

Cash flows from investing activities:
Purchases of property and equipment	(4,462)	(2,940)
Proceeds from the disposition of fixed assets	40	5
Purchases of investments	(97,504)	(314,323)
Proceeds from maturities and sales of investments	95,032	185,393
Net cash used by investing activities	(6,894)	(131,865)

Cash flows from financing activities:
Net proceeds for issuance of convertible subordinated debt	—	166,967
Net purchase of share option transactions	—	(20,510)
Payments on long-term notes payable and capital leases	(936)	(531)
Proceeds from the issuance of common stock	2,623	1,826
Net cash provided by financing activities	1,687	147,752

Net increase in cash and cash equivalents	303	41,855
Cash and cash equivalents, beginning of period	50,301	108,168
Cash and cash equivalents, end of period	$50,604	$150,023

Supplemental Disclosure of Non-cash Investing and Financing Activities
Deferred compensation forfeitures	$590	$162
Capital lease obligations incurred	$—	$132
Transfer of inventory to fixed assets	$957	$260

The accompanying notes are an integral part of these condensed consolidated financial statements.

McDATA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

(unaudited)

Note 1 – Overview and Basis of Presentation

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

The accompanying condensed consolidated financial statements of McDATA and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The condensed consolidated balance sheet as of January 31, 2004 has been derived from the audited financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles. For further information, please refer to and read these interim condensed consolidated financial statements in conjunction with the Company’s audited financial statements for the year ended January 31, 2004.

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

Note 2 – Restructuring Charges

During the quarter ended January 31, 2004, the Company announced that it was taking certain cost improvement actions, which included a workforce reduction and facility consolidation.  Total restructuring costs of $3.6 million as of April 30, 2004 consist of severance and benefit charges, facility closure expenses, and other charges. Severance and benefit charges of $2.4 million consist of severance and related employee termination costs, including outplacement services, associated with the reduction of the Company’s workforce by approximately 92 employees, or 9% of the Company’s workforce. Facility closure charges of $1.1 million relate to estimated losses for a leased engineering facility in Toronto, Canada, net of expected sublease income. These charges represented the fair value of the lease liability based on assumptions regarding the vacancy period, sublease terms, other anticipated subleasing expenses and the probability of subleasing this space. The assumptions that the Company used were based on market data, including the then current vacancy rates and lease activities for similar facilities within the area. Should there be changes in real estate market conditions or should it take longer than expected to find a suitable tenant to sublease the remaining vacant facilities, adjustments to the facilities lease losses reserve may be necessary in future periods based upon then current actual events and circumstances.

Remaining accrued liabilities related to the Company’s fiscal 2003 restructuring program are included in accrued liabilities on the accompanying Condensed Consolidated Balance Sheets. During the three months ended April 30, 2004, the Company recorded additional expenses of $0.2 million to restructuring costs, primarily due to higher than expected payments related to employee severance and related benefit costs. No other material changes in estimates were made to the fiscal 2003 fourth quarter restructuring accrual. The Company expects to pay or otherwise substantially settle the remaining accrued liabilities during fiscal year 2004.   The following table summarizes the Company’s utilization of restructuring accruals for the three months ended April 30, 2004:

	Employee Severance Benefits	Facility Closure	Other Costs	Totals

Remaining accrual at February 1, 2004	$2,238	$—	$—	$2,238
Expense provision	—	1,117	—	1,117
Cash payments	(2,307)	—	(46)	(2,353)
Changes in estimates	182	—	46	228
Accrual at April 30, 2004	$113	$1,117	$—	$1,230

Note 3 – Components of Selected Balance Sheet Accounts

	April 30, 2004	January 31, 2004
Inventories:
Raw materials	$9,068	$7,037
Work-in-progress	1,319	920
Finished goods	8,258	7,883
Total inventories at cost	18,645	15,840
Less reserves	(4,560)	(4,476)
Total inventories, net	$14,085	$11,364

Accrued liabilities:
Wages and employee benefits	$15,108	$17,489
Purchase commitments and other supply obligations	7,508	7,829
Warranty reserves (1)	4,380	4,522
Income taxes payable	1,954	1,783
Taxes, other than income tax	1,912	2,534
Interest payable	803	1,773
Customer obligations	4,385	4,729
ESCON agency funds	10,571	8,373
Other accrued liabilities	3,239	4,298
	$49,860	$53,330

(1)          Activity in the warranty reserves is as follows:

	Three Months Ended April 30,
	2004	2003
Balance at beginning of period	$4,522	$3,485
Warranty expense, net	77	100
Warranty claims	(219)	(128)
Balance at end of period	$4,380	$3,457

Note 4 – Equity Investment

On August 22, 2003, the Company purchased 13.6 million shares of preferred stock, or approximately 17.3% of the total outstanding shares of Aarohi Communications (Aarohi) for $6 million cash.  Aarohi is a privately owned provider of next-generation intelligent storage networking technology.  In addition to the equity investment, the Company has entered into a non-exclusive supply arrangement with Aarohi to purchase their ASIC chip for inclusion in the Company’s new product launches when, and if, Aarohi’s product becomes generally available.  The Company has recorded its share of Aarohi’s net loss of approximately $577,000 for the three months ended April 30, 2004. The remaining net equity investment of approximately $803,000 is recorded as an other asset as of April 30, 2004.

Summarized unaudited financial information for Aarohi is as follows:

Three Months Ended March 31, 2004
Net sales	$60
Gross profit	$60
Operating loss	$(3,349)
Net loss	$(3,357)

As of March 31, 2004
Current assets	$11,245
Noncurrent assets	$1,546
Current liabilities	$1,043
Noncurrent liabilities	$2,253
Redeemable convertible preferred stock	$34,457
Stockholders’ deficit	$(24,986)

Note 5 – Goodwill and Intangible assets

Changes in the carrying amounts of goodwill are as follows:

Goodwill as of January 31, 2004	$78,787
Purchase price adjustment	(94)
Goodwill as of April 30, 2004	$78,693

The Company completed its acquisitions of Nishan Systems, Inc. and Sanera Systems, Inc. in the third quarter of 2003.  Purchase price adjustments during the quarter ended April 30, 2004 included an adjustment to the acquired balances for notes payable and net accounts receivables.   No further material purchase adjustments are anticipated except for potential goodwill adjustments related to the deferred tax asset and related valuation allowances which may result in future goodwill adjustments that were recorded at the time of acquisitions.

The Company is currently amortizing its acquired intangible assets with finite lives over periods ranging from 1 to 6 years.  The following table summarizes the components of gross and net intangible asset balances:

	April 30, 2004			January 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed technology	$116,869	$16,248	$100,621	$116,769	$11,133	$105,636
Customer relationships	3,021	605	2,416	3,021	340	2,681
Other	5,996	3,430	2,566	5,993	2,997	2,996
Total intangible assets	$125,886	$20,283	$105,603	$125,783	$14,470	$111,313

Expected annual amortization expense related to acquired intangible assets is as follows:

Fiscal Years:
2004(1)	$17,233
2005	22,106
2006	19,805
2007	17,754
2008	17,418
Thereafter	11,287
Total expected annual amortization expense	$105,603

(1)          Reflects the remaining nine months of fiscal 2004.

Amortization expense related to acquired intangible assets was $5.8 million and $0.5 million for the quarters ending April 30, 2004 and 2003, respectively.

Note 6 – Interest and Other Income, Net

Interest and other income consists of:

	Three Months Ended April 30,
	2004	2003

Interest income	$1,587	$1,945
Net realized gains/(losses) on available-for-sale investments	(159)	110
Unrealized loss on hedged investments	(45)	—
Interest and other income, net	$1,383	$2,055

Note 7 – Income Tax

For the three months ended April 30, 2004 and April 30, 2003, we recorded an income tax provision of $541,000 and $3.1 million, respectively.  The tax provision for the three months ended April 30, 2004 reflects foreign tax which McDATA will owe on the profit of its foreign subsidiary activities which will not be eliminated by a net operating loss for applicable jurisdictions.  No federal or state tax benefit is recorded because the Company has established a valuation allowance against its net deferred tax asset.  The tax provision ended April 30, 2003 reflects federal, state and foreign tax expense prior to the establishment of a valuation allowance.

Note 8 – Net Income (Loss) Per Share

Basic net income (loss) per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share is based on the weighted-average number of shares outstanding during each period and the assumed exercise of dilutive stock options less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company’s common stock for each of the periods presented. No dilutive effect has been included for the convertible subordinated debt issued February 7, 2003 because the Company currently has the ability and intent to settle the conversion in cash. Additionally, no dilutive effect has been included for the share options sold in relation to the convertible subordinated debt because the exercise price was higher than the average stock price for the period.

Following is a reconciliation between basic and diluted earnings (loss) per share:

	Three Months Ended April 30 ,
	2004	2003

Net income (loss)	$(9,844)	$5,312
Weighted average shares of common stock outstanding used in computing basic net income (loss) per share	114,955	114,319
Net effect of dilutive stock options	—	3,373
Weighted average shares of common stock used in computing diluted net income (loss) per share	114,955	117,692

Basic net income (loss) per share	$(0.09)	$0.05
Diluted net income (loss) per share	$(0.09)	$0.05

Options not included in diluted share base because of the exercise prices	10,205	7,135
Options and restricted stock not included in diluted share because of net loss	5,259	—

Note 9 – Stock-Based Compensation

At April 30, 2004, the Company has stock-based employee compensation and employee purchase plans, which are described more fully in the Company’s Annual Report on Form 10-K for the year ended January 31, 2004.   As of April 30, 2004, there were approximately 7.4 million shares of common stock available for future grants under these plans.

The Company accounts for these plans according to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issues to Employees (APB 25)”, and related interpretations and has adopted the disclosure-only alternative of  Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”(SFAS No. 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123”. Any deferred stock compensation calculated pursuant to APB 25 is amortized ratably over the vesting period of the individual options, generally two to four years. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Three Months Ended April 30,
	2004	2003

Net income (loss), as reported	$(9,844)	$5,312
Add: Total stock-based employee compensation expense included in net income (loss) as determined under the intrinsic value method, net of related tax effects	2,342	974
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(4,670)	(3,863)
Pro forma net income (loss)	$(12,172)	$2,423

Earnings (loss) per share:
Basic-as reported	$(0.09)	$0.05
Basic-pro forma	$(0.11)	$0.02

Diluted-as reported	$(0.09)	$0.05
Diluted-pro forma	$(0.11)	$0.02

Note 10 – Comprehensive Income (Loss)

Comprehensive income (loss) consisted of the following:

	Three Months Ended April 30,
	2004	2003

Net income (loss)	$(9,844)	$5,312
Unrealized gain (loss) on investments, net of tax	(644)	12
Comprehensive income (loss)	$(10,488)	$5,324

Note 11 – Segment Information

The Company has one reporting segment relating to the design, development, manufacture and sales of open storage networking solutions that provide highly available, scalable and centrally managed storage area networks (SANs).  The Company’s Chief Operating Decision Makers, as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” allocate resources and assess the performance of the Company based on revenue and overall profitability.

A significant portion of revenue is concentrated with the largest storage OEMs. For the three months ended April 30, 2004, approximately 47% of total revenue came from EMC, compared to 61% for the three months ended April 30, 2003.  IBM contributed approximately 25% of revenue for the first quarter of 2004 compared to 17% for the first quarter of 2003.   In addition, HDS contributed approximately 12% and 11% of total revenue for the three months ended April 30, 2004 and 2003, respectively.  Other major storage and system vendors, including Dell, HP, STK and Sun, offer McDATA solutions. In addition to the Company’s storage and system vendors, the Company has relationships with many resellers, distributors and systems integrators. Sales to these other channels represented 16% and 11% of revenue, respectively for the three months ended April 30, 2004 and 2003.

Revenues are attributed to geographic areas based on the location of the customers to which products are shipped. International revenues primarily consist of sales to customers in Western Europe and the greater Asia Pacific region. Included in domestic revenues are sales to certain OEM customers who take possession of products domestically and then distribute these products to their international customers. In addition, included in revenues from Western Europe are sales to certain OEM customers who take possession of products in distribution centers designated for international-bound product and then distribute these products among various international regions. The mix of international and domestic revenue can, therefore, vary depending on the relative mix of sales to certain OEM customers.  Domestic and international revenue was approximately 62% and 38% of total revenue, respectively, for the three months ended April 30, 2004.  For the three months ended April 30, 2003, domestic and international revenue was approximately 72% and 28% of total revenue, respectively.

Note 12 – Commitment and Contingencies

From time to time, the Company is subject to claims arising in the ordinary course of business. In the opinion of management and except as set forth below, no such matter, individually or in the aggregate, exists which is expected to have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

Manufacturing and Purchase Commitments

The Company has contracted with Sanmina SCI Systems, Inc. (SSCI), Solectron Corporation (Solectron) and others (collectively, Contract Manufacturers) for the manufacture of printed circuit boards and box build assembly and configuration for specific multi-protocol directors and switches. The agreements require the Company to submit purchasing forecasts and place orders sixty calendar days in advance of delivery.  At April 30, 2004, the Company’s commitment with the Contract Manufacturers for purchases over the next sixty days totaled $45.5 million. The Company may be liable for materials that the Contract Manufacturers purchase on McDATA’s behalf if the Company’s actual requirements do not meet or exceed its forecasts and those materials cannot be redirected to other uses. At April 30, 2004, the Company had recorded obligations of approximately $7.5 million (See Note 3) primarily related to materials purchased by the Contract Manufacturers for certain end-of-life and obsolete material. Management does not expect the remaining commitments under these agreements to have a material adverse effect on the Company’s business, results of operations, financial position or cash flows.

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

Nishan Acquisition Related Lawsuit

In connection with the Company’s acquisition of Nishan, the Company was named along with Nishan, various investors of Nishan, CSFB and former board members and officers of Nishan in a lawsuit brought by Aamer Latif, a former board member and ex-CEO of Nishan, in the Superior Court of California, County of Santa Clara on September 11, 2003 (as amended on October 10, 2003 and March 24, 2004) entitled Aamer Latif v. Nishan Systems, Inc. et al (103 CV 004 939). The Complaint makes various allegations against the other defendants such as fraud, directors’ breach of the duty of care, shareholders’ breach of fiduciary duty, unjust enrichment, and conspiracy to commit unjust enrichment. The allegations made against the Company are vote buying, unjust enrichment, and conspiracy to commit unjust enrichment. The allegation made against Nishan is breach of Section 1602 of the California Corporations Code (a provision dealing with books and records inspection). The complaint primarily seeks compensatory damages of approximately $11.5 million and other relief. The defendants have agreed that lawsuit expenses are covered by indemnification under the merger agreement from the selling shareholders of Nishan. The defendants filed a demurer to dismiss this action, which was denied by the Court in January 2004.  In May 2004, the defendants filed another demurer to dismiss this action, which is currently before the Court.  After significant review of the allegations made by the plaintiff, the Company strongly believes that the lawsuit is wholly without legal merit and the Company intends to vigorously defend against this action.

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

In addition, the majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make.  The Company evaluates and estimates losses from such indemnification under SFAS No. 5, “Accounting for Contingencies”, as interpreted by FASB Interpretation No. 45.  To date, the Company has not incurred any material costs as a result of such obligations and has not accrued any liabilities related to such indemnification and guarantees in our financial statements.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report filed on Form 10-K with the Securities and Exchange Commission on April 15, 2004.

Overview

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

The market for our multi-protocol SAN switching hardware and software products is highly competitive, especially with the entrance of competitors from the IP based switch market. Our competitors are providing or plan to provide SAN switching hardware and software that is multi-protocol capable such as Fibre Channel over IP (FCIP), SCSI over Internet (iSCSI), Internet Fibre Channel (iFCP) and InfiniBand(IB). A number of our current and potential competitors have longer operating histories, greater name recognition, access to larger customer bases, more established distribution channels and substantially greater financial and managerial resources. Given the highly competitive market, we anticipate continued lengthened sales cycles and continued downward pricing pressures during fiscal year 2004.

To remain competitive, we will need to build on the new products and technologies developed and acquired through our 2003 acquisitions of Nishan and Sanera as well as our investment in Aarohi Communications.  In addition, we continue to expand our distribution channels for our new Eclipse switch product lines, which is a technology based upon the technology acquired from Nishan.   We also continue to execute on a broader base of sales channels, with non-EMC channels growing in the first quarter of 2004.

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of total revenues.

	Three Months Ended April 30,
	2004	2003

Revenue	100.0%	100.0%
Cost of revenue	43.7	43.2
Gross profit	56.3	56.8

Operating expenses:
Research and development	25.8	18.2
Selling and marketing	24.2	22.7
General and administrative	12.8	7.3
Amortization of deferred compensation	2.3	1.4
Restructuring charges	1.4	—
Total operating expenses	66.5	49.6

Income (loss) from operations	(10.2)	7.2
Interest and other income, net	1.2	1.0
Income (loss) before income taxes and equity in net loss of affiliated company	(9.0)	8.2
Income tax expense	0.6	3.0
Income (loss) before equity in net loss of affiliated company	(9.6)	5.2
Equity in net loss of affiliated company	(0.6)	—
Net income (loss)	(10.2)%	5.2%

Revenues

	Three Months Ended April 30,
	2004	2003
	(in thousands)

Product revenue	$79,284	$91,374
Software and service revenue	12,104	8,393
Other	5,841	3,412
Revenue	$97,229	$103,179

Our revenue for the three months ended April 30, 2004 was $97.2 million, which represented a 6% decrease over the three months ended April 30, 2003.  The decrease in revenue during the first quarter of 2004 was created by several factors including the delay of our new product distribution agreements, the slower-than-expected ramp-up for high-volume channels, and a continued lengthened sales cycle due, in part, by the competitive market and longer decision-making processes by end-users.  We have subsequently executed one new product distribution agreement for the new Eclipse-line of products.  However, the competitive marketplace will continue to cause the sales cycle for products to lengthen, especially in the high-end director market. This limits our visibility into product demand and timing of revenues. Overall pricing remained stable during the first quarter having realized only the typical pricing declines associated with our products.  We expect these price declines, which are typical for technology products, to continue.  In addition, we could experience further pricing declines if the competitive marketplace creates additional downward pricing pressures.

Product revenue of $79.3 million for the three months ended April 30, 2004 was a 13% decrease over the three months ended April 30, 2003.  Decreases in sales of both our director and switch products contributed to the decline in revenue.

Software and service revenue of $12.1 million for the three months ended April 30, 2004 was a 44% increase over the three months ended April 30, 2003.  This revenue growth is due to continued revenue growth from all of our software products, in particular our SANavigator® and SANtegrity® software. A significant portion of our software revenue is generated from sales of our Enterprise Fabric Connectivity Manager, or EFCM, software product.

Other revenues for the three months ended April 30, 2004, including service fees earned under an ESCON Service agreement with EMC, were $5.8 million.  This represents a 71% increase from the three months ended April 30, 2003. This increase reflects significant growth in maintenance and service fees.  These increased revenues are the result of higher sales of extended maintenance contracts that are sold in conjunction with sales of hardware and software products.  Service fees recorded under the ESCON service agreement are expected to decline as the ESCON products near their end of life.  However, in the near term we anticipate an increase in service revenues as certain deferred revenues related to this service contract with EMC are recognized in accordance with revenue recognition rules and on-going contract negotiations.

A significant portion of our revenue is concentrated with the largest storage OEMs. For the three months ended April 30, 2004, approximately 47% of our total revenue came from EMC, compared to 61% for the three months ended April 30, 2003.  IBM contributed approximately 25% of our revenue for the first quarter of 2004 compared to 17% for the first quarter of 2003.   In addition, HDS contributed approximately 12% and 11% of total revenue for the three months ended April 30, 2004 and 2003, respectively.  Other major storage and system vendors, including Dell, HP, STK and Sun, offer McDATA solutions. In addition to our storage and system vendors, we have relationships with many resellers, distributors and systems integrators. Sales to these other channels represented 16% and 11%, respectively for the three months ended April 30, 2004 and 2003.  The decline in the revenue from EMC as a percentage of our sales is the result of the entrance of new competitors into the storage market and the lengthened sales cycle in the high-end director market; as well as the overall growth in revenue dollars from our other OEMs as well and other channels.  Expanding our reseller, distributor and system integrator channels into Small Medium Enterprise (SME) and vertical markets will be a strategic focus for us as we continue to grow our business. However, the level of sales to any single customer may vary and the loss of any one significant customer, or a decrease in the level of sales to any significant or group of significant customers, could harm our financial condition and results of operations. Given the dependencies on our limited number of OEM resellers combined with an increasingly competitive environment, we may experience continued adverse price pressures at critical times near the end of the fiscal quarters.

Domestic and international revenue was approximately 62% and 38% of our total revenue, respectively, for the three months ended April 30, 2004.  For the three months ended April 30, 2003, domestic and international revenue was approximately 72% and 28% of our total revenue, respectively.  Revenues are attributed to geographic areas based on the location of the customers to which our products are shipped. International revenues primarily consist of sales to customers in Western Europe and the greater Asia Pacific region. Included in domestic revenues are sales to certain OEM customers who take possession of our products domestically and then distribute these products to their international customers. In addition, included in revenues from Western Europe are sales to certain OEM customers who take possession of our products in distribution centers designated for international-bound product and then distribute these products among various international regions. Our mix of international and domestic revenue can, therefore, vary depending on the relative mix of sales to certain OEM customers. The increase in international revenues as a percentage of revenue for the first quarter of fiscal year 2004 was the result of increased sales in both Western Europe and the Asia Pacific region.  For the three months ended April 30, 2003, we experienced a decrease in sales to customers in the Asia Pacific region, possibly due indirectly to the market effects of the SARS virus.

Gross Profit

Gross profit was 56% and 57% for the three months ended April 30, 2004 and 2003, respectively.   In anticipation of the natural decline in selling prices, we continue to drive cost advantages through our engineering and manufacturing processes.  In April 2004, we announced the availability of the lower cost versions of our second generation switch-on-a-chip and began shipping the lower cost versions of our director components.  Through these actions, we anticipate gross profit will remain in the mid-50 percent range.

Operating Expenses

Research and Development Expenses.  Research and development expenses increased to $25.1 million for the three months ended April 30, 2004, compared with $18.8 million for the three months ended April 30, 2003. Research and development expenses consist primarily of salaries and related expenses for personnel engaged in engineering and R&D activities; fees paid to consultants and outside service providers; nonrecurring engineering charges; prototyping expenses related to the design, development, testing and enhancement of our products; depreciation related to engineering and other test equipment; and IT and facilities expenses.  The approximate $6.3 million or 33% increase was primarily attributable to increased staffing levels related to our 2003 acquisitions and increased spending related to new product development.   Capitalized software costs were approximately $2.3 million and $648,000 for the three months ended April 30, 2004 and April 30, 2003, respectively. Capitalized software development costs vary in conjunction with stages of development of our application software, our new director and switch products and related firmware software.

Selling and Marketing Expenses.  Selling and marketing of $23.5 million for the three months ended April 30, 2004, were comparable to $23.4 million for the three months ended April 30, 2003. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing and sales; costs associated with promotional and travel expenses; and IT and facilities expenses. Modest increases in salaries and travel costs were offset by the decrease in customer acquisition costs from the first quarter of 2003 that were attributable to two new OEM contracts signed during that period.

General and Administrative Expenses.  General and administrative expenses increased by approximately 66% to $12.4 million for the three months ended April 30, 2004 from $7.5 million for the three months ended April 30, 2003. General and administrative expenses consist primarily of salaries and related expenses for corporate executives, finance, human resources and investor relations, as well as accounting and professional fees, corporate legal expenses, other corporate expenses, and IT and facilities expenses. Amortization expense for purchased intangible assets increased approximately $5.3 million as a result of our 2003 acquisitions.

Amortization of Deferred Compensation.  We have recorded deferred compensation in connection with Class B common stock options granted prior to our August 9, 2000 initial public offering (IPO) and restricted Class B stock grants granted through our equity incentive plans. In addition, we issued approximately 1.0 million shares of Class B restricted common stock with vesting periods ranging from 12 to 24 months in connection with our acquisitions during fiscal 2003. We are amortizing all deferred compensation on a straight-line basis over the vesting period of the applicable options and stock awards, resulting in amortization expense of $2.3 million for the three months ended April 30, 2004 and $1.5 million for the three months ended April 30, 2003 (of which approximately $84,000 and $137,000 was included in cost of revenue, respectively).   Additional grants of stock-based awards under existing equity plans, future plans or through acquisitions could increase the level of deferred compensation expense.

Restructuring Charges. In January 2004, we announced that we were taking certain cost improvement actions, which included a workforce reduction and facility consolidation. For the three months ended April 30, 2004, we completed our planned closure of our Toronto engineering facility.  As a result, the Company recorded an approximate $1.1 million restructuring charge related to the leased facility closure. In addition, we incurred an additional $182,000 restructuring charge in the first fiscal quarter for additional severance-related costs as we finalized the reduction in workforce that was initiated in the fourth quarter of 2003.

Interest and Other Income.  Interest and other income consisted primarily of interest earnings on our cash, cash equivalents and various investment holdings. Interest and other income decreased to $1.4 million for the quarter ended April 30, 2004 compared with approximately $2.1 million for the quarter ended April 30, 2003.  This decrease in income reflects the decline of our investment balances from the first quarter of 2003 as a result of our use of debt proceeds to fund our third quarter 2003 acquisitions.  Fluctuations in our investment balances as well as fluctuations in interest rates could cause our investment income to vary between periods.

Interest Expense.  Interest expense of $0.2 million for the three months ended April 30, 2004 decreased 77% compared with $1.1 million for the three months ended April 30, 2003.  The decrease is attributable to the interest rate swap which was entered into during the second quarter fiscal 2003.  This interest-rate swap agreement has the economic effect of modifying the fixed interest obligations associated with our convertible debt so that the interest payable on the majority of the debt effectively becomes variable based on the six month LIBOR minus 152 basis points. The reset dates of the swap are February 15 and August 15 of each year until maturity on February 15, 2010. At April 30, 2004, the six-month LIBOR setting was set at 1.175%, resulting in a rate of minus 0.345%, which is effective until August 15, 2004.  Significant increases in interest rates in future periods could significantly increase interest expense.

Provision for Income Taxes.  Generally, the effective tax rate is determined by the relationship between the estimated tax payable in all jurisdictions in which the Company is subject to income tax and pre-tax book income or loss.  In calculating the estimated tax payable, book income is adjusted for certain amounts that are reported differently between the financial statements and the tax return.

The Company has recorded tax expense for the period even though the pre-tax result on the books is a loss.  This is due primarily to taxes payable in foreign jurisdictions where the net taxable income will be positive.  No tax benefit is realized currently for the book loss or available tax credits as the Company has established a valuation allowance against all of its deferred tax assets.

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

Liquidity and Capital Resources

Our financial condition remains solid.  At April 30, 2004, cash, short- and long-term investments were $318 million compared to approximately $317 million as of January 31, 2004.  These balances both include approximately $5 million of restricted cash that we are required to maintain in relation to the interest rate swap we have executed in connection with our convertible debt.  We invest excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than three years with the intent to make such funds readily available for operating purposes, including expansion of operations and potential acquisitions or other transactions.

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

In summary, our cash flows were (in thousands):

	Three Months Ended April 30,
Source/(use) (in thousands)	2004	2003

Net cash provided by operating activities	$5,510	$25,968
Net cash used by investing activities	(6,894)	(131,865)
Net cash provided by financing activities	1,687	147,752

The decrease in cash provided by operating activities reflects the net loss for the quarter ended April 30, 2004 adjusted for non-cash charges including depreciation, amortization, deferred compensation and changes in working capital items.  Working capital items include accounts receivable, inventories, other current and non-current assets, accounts payable, accrued liabilities and deferred revenue.  Accounts receivable was the source of $4.5 million in the first quarter of fiscal year 2004 compared to a use of $3.0 million in the first quarter of 2003.  Days sales outstanding (DSO) was 54 days and 33 days for the first quarter ended April 30, 2004 and 2003, respectively.  The change between years is the result of the timing and collections compared to billings.  The use of $4.7 million in the first quarter of 2004 compared to the $2.3 million use in the first quarter of 2003 of cash from inventories is the result of a build of inventories surrounding the next generation of products that are currently in the pre-production phase.  The use of cash of $4.1 million from accounts payable and accrued liabilities in the first quarter of 2004 compared to the $11.7 source of cash in the first quarter of fiscal year 2003 results from the timing of payments of vendor invoices.  We anticipate the use of cash for accrued liabilities to increase significantly in the second quarter of fiscal 2004 as funds due under our ESCON service fee arrangement are settled.

The decrease in net cash used by investing activities reflects the use of cash proceeds for the issuance of convertible subordinated notes to purchase investments in the first quarter of 2003.

Net cash used by financing proceeds during the three months ended April 30, 2004 reflects proceeds from the issuance of common stock from stock option exercises and purchases under the Company’s employee stock purchase plan.  In the first quarter of 2003, we issued convertible subordinated notes of $172.5 million in principal amount, with proceeds of $167 million.  The 2.25% convertible subordinated notes mature in February 2010, unless converted into McDATA common stock at a conversion price of $10.71 per share, subject to certain conversion price adjustments.  Offsetting these net proceeds were the use of $20.5 million of those proceeds to enter into share option transactions.

Off-Balance Sheet Arrangements

Other than facility and equipment leasing arrangements, the Company does not engage in off-balance sheet financing activities.

During its normal course of business, we may enter into agreements with, among others, customers, resellers, OEMs, systems integrators and distributors.  These agreements typically require us to indemnify the other party against third party claims or product infringements on patents or copyrights.  We  provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising for the use of our products.  We have also indemnified our former parent, EMC, for any income taxes arising out of the distribution of our Class A common stock in February 2001.  In addition, the majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make.  We evaluate and estimate losses from such indemnification under SFAS No. 5, Accounting for Contingencies, as interpreted by FASB Interpretation No. 45.  To date, we have not incurred any material costs as a result of such obligations and have not accrued any liabilities related to such indemnification and guarantees in our financial statements.

Commitments

There have been no material changes in our contractual obligations and commercial commitments from those reported at January 31, 2004 in the Company’s Annual Report on Form 10-K.

Critical Accounting Policies

The Company’s critical accounting policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2003 Annual Report on Form 10-K.

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

We are highly dependent on our OEM re-sellers, especially EMC, and efforts by them to reduce the prices of their suppliers may decrease our revenue and gross margins.

We are highly dependent on our OEM partners, especially EMC, and efforts by them to reduce the prices of their suppliers may decrease our revenue and gross margins.  For example, given our concentration of sales with EMC, the revenue shortfall with EMC experienced this fiscal quarter and EMC’s public statements that they will further reduce their suppliers’ prices, we may experience unanticipated decreases in sales revenue and gross margins that may lead us to be unprofitable. The above-mentioned factors may also strain business relationships with our storage OEM partners and may adversely affect the qualification and certification of our products. Moreover, the introduction of such new products and any pending qualification and certification by our partners may stall sales of our existing products with end user customers.  Given the dependencies on our limited number of OEM resellers combined with an increasingly competitive environment, we may experience continued adverse price pressures at critical times near the end of the fiscal quarters.

New competitors have entered this market and we may not be able to successfully compete against existing or potential competitors.

The market for our multi-protocol SAN switching hardware and software products is highly competitive, especially with the entrance of competitors from the IP based switch market. Our competitors are providing or plan to provide SAN switching hardware and software that is multi-protocol capable (such as Fibre Channel over IP (FCIP), SCSI over Internet (iSCSI), Internet Fibre Channel (iFCP) and InfiniBand). Our competitors in the this market include Brocade, CNT, Cisco, QLogic Corp., Emulex Corporation (which acquired Vixel Corporation), Broadcom Corporation (which acquired the assets of Gadzoox Networks), Veritas Software Corporation, Fujitsu Softech and others, including storage hardware device providers. Given the market share gain by Cisco, other IP based switching companies such as Juniper, Extreme, Foundry and others may enter the market for multi-protocol SAN products. Many of our competitors and potential competitors have longer operating histories, greater name recognition, access to larger customer bases, more established distribution channels and substantially greater financial and managerial resources than McDATA. Given the highly competitive market, we anticipate continued lengthened sales cycles and continued downward pricing pressures.  To be competitive, we may have to substantially increase headcount in our direct-assist sales model and migrate to a direct end-user customers touch and possibly to direct sales, which we may not be able to do successfully and which, in any case, will increase expenses. Continued or increased competition could result in pricing pressures, reduced sales, reduced margins, reduced profits, reduced market share, further elongating of sales cycles, or the failure of our products to achieve or maintain market acceptance.

We incurred a substantial loss for the three months ended April 30, 2004 and for the fiscal years ended January 31, 2004, and December 31, 2002 and may not be profitable in the future.

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

In response to changes in product mix, competitive pricing pressures, increased sales discounts, introductions of new competitive products, product enhancements by our competitors, increases in manufacturing or labor costs or other operating expenses, we may experience declines in prices, gross margins and profitability. To maintain our gross margins we must maintain or increase current shipment volumes, develop and introduce new products and product enhancements and reduce the costs to produce our products. Moreover, most of our expenses are fixed in the short-term or incurred in advance of receipt of corresponding revenue. As a result, we may not be able to decrease our spending to offset any unexpected shortfall in revenues. If this occurs, we could incur losses, and our revenue, gross margins and operating results may be below our expectations and those of investors and stock market analysts.

We depend on two key distribution relationships for most of our revenue and the loss of either of them could significantly reduce our revenues.

We depend on EMC and IBM, for a significant portion of our total revenue. Sales to EMC and IBM represented approximately 47% and 25%, respectively, of our revenue for the three months ended April 30, 2004. We anticipate that our future operating results will continue to depend heavily on sales to EMC and IBM. EMC and IBM resell products offered by our competitors, and nothing restricts EMC and IBM from expanding those relationships in a manner that could be adverse to us. Therefore, the loss of either EMC or IBM as a customer, or a significant reduction in sales to either EMC or IBM could significantly reduce our revenue. While we are aware that Dell sources some of our switch product through EMC, it is unclear whether this mitigates our dependency on EMC. Our product sales agreements with sales partners do not provide for the purchase of a guaranteed minimum amount of product.

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

For the three months ended April 30, 2004, we derived a significant portion of our revenue from sales of our director-class IntrepidTM switch products. We expect that revenue from our director-class IntrepidTM switch products will continue to account for a substantial portion of our revenue for the foreseeable future. Factors such as performance, market positioning, the availability and price of competing products, the introduction of new technologies and the success of our OEM, reseller and systems integrator customers will affect the market acceptance of our products.  Therefore, continued market acceptance of these products and their successor products, along with our SphereonTM and Eclipse® switches, are critical to our future success.

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

We are currently developing products that contain untested devices and subassemblies. As with any development, there are inherent risks should such devices or subassemblies require redesign or rework. In particular, in conjunction with the transition of our products from fibre channel to multi-protocol, 2 Gb to 4Gb to 10 Gb transmission speed technology, higher port densities, and advanced management capabilities, we will be introducing products with new features and functionality, such as our next generation director-class switch product, the Intrepid™ 10000 Director. We face risks relating to this product transition, including risks relating to the qualification of such products by our storage and system OEMs, forecasting of demand, as well as possible product and software defects and a potentially different sales and support environment due to the complexity of these new systems. Finally, if we fail to introduce new products timely, or to add new features and functions to existing products to compete against new entrants in the market, or if there is no demand for these or our current products, our business could be seriously harmed.

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

We conduct significant sales and customer support operations in countries outside of the United States and also depend on non-U.S. operations of our contract manufacturers, and our distribution partners. Further, we utilize an India based firm to provide certain software engineering services, and our virtualization chip supplier, Aarohi Communications, is also reliant on offshore engineering. We derived approximately 38% of our revenue for the three months ended April 30, 2004, from customers located outside of the United States. We believe that our continued growth and profitability will require us to continue to expand marketing and selling efforts internationally. We have limited experience in marketing, distributing and supporting our products internationally and may not be able to maintain or increase international market demand for our products. In addition, our international operations are generally subject to inherent risks and challenges that could harm our operating results, including:

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

We rely on Sanmina SCI, Inc. (SSCI), Solectron Corporation, Pycon Incorporated, IBM and LSI Logic, together our contract manufacturers, to manufacture our products. Our contract manufacturers are not obligated to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order. In addition, our contract manufacturers do not guarantee that adequate capacity will be available to us within the time required to meet additional demand for our products. We generally place forecasts for products with our contract manufacturers approximately four to five months prior to the anticipated delivery date, with order volumes based on forecasts of demand for our products. We generally place purchase orders sixty calendar days in advance of delivery. If we fail to forecast demand for our products accurately, we may be unable to obtain adequate manufacturing capacity from our contract manufacturers to meet our customers’ delivery requirements or unexpected increases in customer purchase orders. As a result, we may not be able to benefit from any incremental demand and could lose customers. If we over-estimate demand for our product, we may accumulate excess inventories and obligations to our contract manufacturers under binding purchase orders in excess of our needs. At April 30, 2004, our commitment with our contract manufacturers for purchases and anticipated transformation costs over the next sixty days totaled approximately $45.5 million.

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

Unfavorable general economic conditions over the last 3 plus years have had a pronounced negative impact on information technology, or IT, spending. Demand for SAN products in the enterprise-class sector may continue to be adversely impacted as a result of a weakened economy and because larger businesses have begun to focus on more efficiently using their existing IT infrastructure rather than making new equipment purchases. If there are further reductions in either domestic or international IT expenditure, or if IT expenditure does not increase as anticipated from current levels, our revenues, operating results and financial condition may be materially adversely affected.

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

As more fully set forth in Note 12 to our Condensed Consolidated Financial Statements, we are a defendant in a consolidated securities class action know as In Re Initial Public Offering Securities Litigation (SDNY). We may become subject to additional class action litigation following a period of volatility in the market price of our common stock.  Securities class action litigation results in substantial costs and diverts the attention of management and our resources and seriously harms our business, financial condition and results of operations.

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

In October 1997, and in connection with the reorganization of our business, we entered into certain agreements with EMC relating to our business relationship with EMC. In addition, we have entered into agreements with EMC relating to our relationship with EMC after the completion of our initial public offering in August 2000 and the distribution by EMC of our Class A common stock in February 2001. We have also entered into an OEM Purchase and License Agreement with EMC that governs EMC’s purchases of our products and grants EMC rights to use, support and distribute software for use in connection with these products. The agreement does not provide for the purchase of a guaranteed minimum amount of product. These agreements were negotiated and made in the context of our prior parent-subsidiary relationship. As a result, some of these agreements may have terms and conditions, including the terms of pricing, that are less beneficial to us than agreements negotiated with unaffiliated third parties. Sales and services revenue pursuant to these agreements with EMC represented approximately 47% of our revenue for the three months ended April 30, 2004. In addition, in some instances, our ability to terminate these agreements is limited, which may prevent us from being able to negotiate more favorable terms with EMC or from entering into similar agreements with third parties.

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

Our convertible subordinated debt is subject to a fixed interest rate and the notes are based on a fixed conversion ratio into Class A common stock.  In July 2003, the Company entered into an interest-rate swap agreement with a notional amount of $155.3 million that has the economic effect of modifying the fixed interest obligations associated with the notes so that the interest payable on the majority of the notes effectively becomes variable based on the six month London Interbank Offered Rate (LIBOR) minus 152 basis points.  If interest rates on this variable rate debt were to increase or decrease, our annual interest expense would increase or decrease accordingly.  This increase or decreased interest expense would be partially offset by the effects of these interest rate changes on our cash and investment portfolio.  The notes are not listed on any securities exchange or included in any automated quotation system; however, the notes are eligible for trading on the PortalSM Market.  On May 26, 2004, the approximate bid price per $100 of our notes was $87.00 and the approximate ask price of our Notes was $88.00, resulting in an aggregate fair value of between $150 million and $152 million.  Our Class A common stock is quoted on the Nasdaq National Market under the symbol, “MCDTA.”  On June 3, 2004, the last reported sale price of our Class A common stock on the Nasdaq National Market was $4.99 per share.

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

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  There were no changes in our internal control over financial reporting during the quarter ended April 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, we become involved in various lawsuits and legal proceedings that arise in the normal course of business. Litigation is subject to inherent uncertainties and an adverse result in a matter that may arise from time to time may harm our business, financial condition or results of operations. In the opinion of management and except as otherwise noted, the ultimate disposition of any of the claims described will not have a material adverse effect on our consolidated results of operations, financial position or cash flow.  Please see Note 12 of the Condensed Consolidated Financial Statements for a description of litigation matters.

ITEMS 2, 3, and 4 are not applicable and have been omitted.

ITEM 5. Other Information

In November 2003 and May 2004, the Company’s Board of Directors authorized single trigger severance agreements for the CEO and the key executive officers, respectively.  John A. Kelley, Jr., the Company’s Chairman, Chief Executive Officer and President, and the Company entered into such a single trigger severance agreement in December 2003.  The single trigger severance agreement provides that should Mr. Kelley be terminated without cause or voluntarily leaves for good reason, Mr. Kelley would be eligible for one year of salary and target bonus, medical benefits under COBRA for up to one year, an extension of option exercisablity from ninety days to one year for subsequently issued options and continued vesting of restricted stock for one year after termination.  In return, the Company received an extension to 24 months of Mr. Kelley’s current 12 month non-compete and non-solicitation restriction and a release of all claims, if any, against the Company before payment of any benefits there under.  The Company plans to enter into similar single trigger severance agreements with its key executive officers selected by Mr. Kelley.  The benefits under those agreements may range from 6 months, 9 months to 12 months depending upon the years of service and favorable reviews.  Benefits under the single trigger severance agreements would not be payable if the current change of control severance agreements are triggered.

In May 2004, the Board of Directors approved the Company’s 2004 Inducement Equity Grant Plan (the “2004 Plan”).  The 2004 Plan provides for the issuance of non-qualified options, stock bonus awards, stock purchase awards, stock appreciation rights, stock unit awards and other stock awards for new hire employees of the Company.  The 2004 Plan is a limited purpose plan in accordance with NASD Marketplace Rule 4350 and does not require shareholder approval.  The 2004 Plan has a share capacity of no more than 3 million shares of Company Class B common stock.

ITEM 6. Exhibits and Reports on Form 8-K

(a)            Exhibits filed for the Company through the filing of this Form 10-Q.

10.20.2	Form Executive Single Trigger Severance Agreement

10.21.4	2004 McDATA Inducement Equity Grant Plan

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32	Section 906 Certifications of Principal Executive Officer and Principal Financial Officer

(b)       Reports on Form 8-K

The Company filed the following reports on Form 8-K through the filing of this Form 10-Q. Information regarding the items reported on is as follows:

Date	Item Reported On

April 15, 2004	Items 4 and 7. We filed a press release announcing our revised financial outlook for the First Quarter 2004.

April 29, 2004	Items 4 and 7. We disclosed our dismissal of PricewaterhouseCoopers LLP as our independent accountants.

May 5, 2004	Items 4 and 7. We filed an amendment to our April 29, 2004 Form 8-K filing pursuant to comments received from the SEC on May 3, 2004.

May 17, 2004	Item 5. We disclosed the announcement that Mike Gustafson, Senior Vice President of Marketing, resigned effective May 17, 2004, to pursue other opportunities.

May 20, 2004	Items 7 and 9. We filed a press release announcing our First Quarter 2004 results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McDATA CORPORATION

	By:	/s/ ERNEST J. SAMPIAS
Ernest J. Sampias
Senior Vice President of Finance and Chief Financial Officer
June 7, 2004