Form 10-Q/A
period 2003-10-31
MCDATA CORP
filed 2004-08-23
CIK 731502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No. 2 to the Registrant’s Form 10-Q (the “Originally Filed 10-Q”) and Form 10-Q/A (the “Amendment No. 1”) filed with the Securities and Exchange Commission (“SEC”) on December 12, 2003 and March 8, 2004, respectively, reflects revised disclosures in response to comments received from the SEC. This Amendment No. 2 provides revised disclosures under the following captions:

Part I, Item 4. Controls and Procedures

Part II, Item 6. Exhibits and Reports on Form 8-K – changes to the certifications.

Except for these items, no other information in the Originally Filed 10-Q or Amendment No. 1 is amended hereby. The revised disclosures do not affect the reported financial results.

McDATA CORPORATION

FORM 10-Q/A

QUARTER ENDED OCTOBER 31, 2003

Item
	PART 1 – FINANCIAL INFORMATION

4.	Controls and Procedures	3
	PART II – OTHER INFORMATION

6.	Exhibits and Reports on Form 8-K	4

PART I – FINANCIAL INFORMATION

ITEM 4.	Controls and Procedures

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

In accordance with generally accepted accounting principles, the balance sheet in our amended Form 10-Q for the quarter ended October 31, 2003, shows the addition of a line item entitled “Securities lending collateral” as a current asset and the addition of a line item entitled “Securities lending collateral payable” as a current liability, both for the approximate amount of $109.5 million. These two balance sheet adjustments net to zero, and neither the income statement nor the statement of cash flows is affected. See Note 6 to the Notes to the Consolidated Financial Statements for further discussion of this program and the balances as of October 31, 2003.

As part of the Company’s year-end review and financial statement reporting process, in February 2004, the Company’s internal accountants identified, and immediately notified the Chief Financial Officer of, the applicability of SFAS 140 to a material transaction in the third quarter of 2003 involving the Company’s securities lending program, which led to the reclassification discussed above. In its review, the Company investigated the cause of the reclassification and concluded that while the transaction was communicated prior to the filing, the Company did not appropriately apply SFAS 140 to the securities lending program in preparing its financial statements for the quarter ending October 31, 2003. In response to the reclassification in late February 2004, the Company’s independent auditor indicated to the Company that it believed that a material weakness under AU 325, Communication of Internal Control Related Matters Noted In An Audit, existed with regard to the evaluation of the appropriate accounting treatment for the securities lending program. This material weakness existed as of the end of the period covered by this Form 10-Q, on October 31, 2003. As a result, the Company immediately began implementing enhanced policies and procedures, including additional cross-functional meetings involving various vice presidents and the finance department, improvements in existing formal investment policies and the establishment of an issues log. These changes to the Company’s internal controls were completed in early March 2004. In April 2004 the Company added an additional CPA with SEC experience dedicated to transaction analysis. The Company believes that it has implemented these changes within its internal controls to improve the timely accounting evaluation and treatment of such transactions, and that the implementation of these changes has remediated the material weakness.

Disclosure controls and procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness as of the end of the period covered by this Form 10-Q of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). We maintain disclosure controls and procedures to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as a whole were not effective as of the end of such period. This conclusion was based solely on our determination that our disclosure controls did not result in a timely evaluation of the appropriate accounting treatment for our securities lending program, as is discussed under the heading Third Quarter Balance Sheet Reclassification/Restatement above. Also as described under that heading, in March and April 2004 we implemented enhanced policies and procedures to improve the timely accounting evaluation of transactions. We believe these changes resulted in improvements in the ability of our finance and accounting personnel to process and analyze such transactions, thereby enhancing the ability of our Chief Executive Officer and Chief Financial Officer to make timely disclosure decisions. Our Chief Executive Officer and Chief Financial Officer noted no other conditions that would have caused them to conclude our disclosure controls and procedures were not effective as of the end of the period covered by this Form 10-Q.

Our disclosure controls and procedures, are designed to provide reasonable assurance of achieving their objectives, although they did not operate effectively at a reasonable assurance level as of the end of the period covered by this Form 10-Q. There can be no assurance that disclosure controls and procedures will operate effectively under all circumstances.

3

Changes in internal control over financial reporting

As discussed above under the heading Third Quarter Balance Sheet Reclassification/Restatement, during the first quarter of fiscal 2004, we implemented certain changes in our internal controls over financial reporting. Based on these changes, which were implemented after the end of our third fiscal quarter, we believe a material weakness in our internal controls over financial reporting no longer existed at the end of the first quarter of fiscal 2004. There were no changes in our internal controls over financial reporting that occurred during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits filed for the Company through the filing of this Form 10-Q/A.

31.1	CEO Certification required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	CFO Certification required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer

4

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McDATA CORPORATION

By:	/s/ ERNEST J. SAMPIAS
Ernest J. Sampias
Senior Vice President of Finance and Chief Financial Officer

August 23, 2004

5