Form 10-K/A
period 2004-01-31
MCDATA CORP
filed 2004-08-23
CIK 731502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

EXPLANATORY NOTE

This Amendment No. 2 to the Registrant’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 15, 2004 and subsequently amended on April 30, 2004 reflects revised and additional disclosures in response to comments received from the SEC on June 23, 2004. This Amendment No. 2 provides revised and additional disclosures under the following captions:

•	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Overview”, “Revenues”, “Gross Profit” and “Operating Expenses”,

•	Part II, Item 8. Consolidated Financial Statements and Supplementary Data,

•	Part II, Item 9A. Controls and Procedures

•	Part IV, Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K – parenthetical disclosure to the Consolidated Income Statements and changes to the certifications

The revised and additional disclosures do not affect the reported financial results.

McDATA Corporation

Form 10-K/A

PART II

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

Revenue Growth and Competitive Industry

Our revenue for the fiscal year ended January 31, 2004 represented a 28% increase over fiscal year 2002 and a 22% increase from fiscal year 2001. This year over year revenue growth was driven by strong demand for our new Intrepid™, Sphereon™ and Eclipse® director and switch products, as well as increased sales of our software and services products. In addition, we broadened our channel mix with the addition of HDS as a greater than 10% customer and initial sales to two new OEMs, Sun and STK. This revenue growth has occurred while the market for our SAN products and solutions has grown more competitive with (a) the entrance of new competitors into our market, (b) pricing pressures resulting from an increase in competitive products and solutions, (c) challenges to our direct-assist sales model, and (d) anticipated competition from our own storage OEM partners through their recent acquisitions of, or alliances with, competitive software management products and/or application providers that would utilize the intelligence in the network. These market conditions present unique risks and uncertainties in a number of respects. Management believes the trend of revenue growth and the related competitive environment define the overall performance of the Company and provide a specific context to further analyze the revenues, operating expenses and liquidity. In particular, we anticipate continued lengthened sales cycles and downward pricing pressures that could negatively impact our revenue growth rate. Moreover, revenue growth in 2004 is dependent on the introduction of our new products. We are currently proceeding with the development of new products, which incorporate the new technologies from our acquisitions of Nishan and Sanera. In addition, we are taking action to continue sales of existing products acquired in connection with our acquisition of Nishan. As with any product introduction, we face risks in the design, testing, qualification and market acceptance our new products. Some of the products we are developing may be more complex and feature-rich than our current products, and some of the development on those products was undertaken externally prior to the Nishan and Sanera acquisitions. If we fail to timely introduce new products, or if there is no demand for these or our current products, we may experience a decline in revenue.

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

Acquisitions

On September 19, 2003, we completed our acquisition of all of the outstanding stock of Nishan, a provider of multi-protocol native IP storage switching solutions that builds open storage networking products based on IP and Ethernet, both international networking standards. On September 30, 2003, we completed our acquisition of all of the outstanding stock of Sanera, a developer of intelligent director class switching platform technologies. The results of operations discussed below reflect the operating results of Nishan and Sanera from the dates of acquisition. The purpose behind our acquisition of these two leading technology companies was to accelerate our time to market of leading-edge technology products including IP storage. We will integrate the operations of these entities into our existing engineering and sales divisions to take advantage of identified cost efficiencies, including consolidation of engineering facilities and support resources and elimination of any redundancies. Although historically these two companies incurred significant operating expenses during their development phases, we don’t believe the historical financial results of the two companies are indicative of future operating expenses for the Company. In the near term, we anticipate these acquisitions will increase overall operating expenses by approximately 13% to 16% on an annualized basis. We also believe that in the longer term these operating expenses will be offset by increased revenues as the technologies and products are integrated into our existing and next-generation products.

On August 22, 2003, the Company purchased 13.6 million shares of preferred stock of Aarohi Communications (Aarohi). At January 31, 2004, this represented approximately 17.3% of the total outstanding shares of Aarohi. The shares were acquired at a total cost of $6 million. Approximately $3.6 million of this purchase price was determined to represent in-process research and development and, as such, management of the Company has expensed this amount during fiscal year 2003. In addition to the equity investment, we have entered into a non-exclusive supply arrangement with Aarohi to purchase their ASIC chip for inclusion in the Company’s new product launches when, and if, Aarohi’s product becomes generally available. We have recorded our share of Aarohi’s net loss of approximately $984,000 from the date of purchase through January 31, 2004. The remaining net equity investment at January 31, 2004 was approximately $1.4 million. We anticipate this remaining balance will be fully expensed in fiscal 2004 based upon Aarohi’s forecasted operating results. We have no future obligation to fund Aarohi beyond this initial investment.

Restructuring Activities

In January 2004, we announced that we were taking certain cost improvement actions, which included a workforce reduction and facility consolidation. As a result, in the fiscal fourth quarter of 2003, the Company recorded an approximate $2.3 million restructuring charge related to the reduction in workforce. In addition, we expect to incur an approximate $1.3 million restructuring charge, (previously reported as $2.2 million), in our fiscal first quarter of 2004, primarily related to a facilities closure, as well as additional severance costs. We believe these actions, including the consolidation of our engineering facilities and personnel, will optimize our recent acquisitions to focus on future technology, increase operating efficiencies and better align our business model. In addition, we anticipate the reduction in personnel and facility expenses related to these actions will allow management to react to potential unexpected declines in our revenue as discussed above by controlling the amount of operating expenses.

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of total revenues.

	Year Ended January 31, 2004	Years Ended December 31,
		2002	2001
Revenue	100.0%	100.0%	100.0%
Cost of revenue	42.3	54.2	62.6

Gross profit	57.7	45.8	37.4
Operating Expenses:
Research and development	21.2	18.1	14.3
Selling and marketing	22.9	22.9	20.5
General and administrative	9.3	9.0	5.9
Acquired in-process research & development and other acquisition related costs	2.7	—	2.7
Amortization of deferred compensation	2.9	2.5	2.1
Restructuring charges	0.6	—	—

Operating expenses	59.6	52.5	45.5
Loss from operations	(1.9)	(6.7)	(8.1)
Interest and other income, net	1.0	2.0	4.1

Loss before income taxes	(0.9)	(4.7)	(4.0)
Income tax expense (benefit)	9.2	(1.7)	(1.5)

Loss before equity in net loss of affiliated company	(10.1)	(3.0)	(2.5)
Equity in net loss of affiliated company	(0.2)	—	—

Net loss	(10.3)%	(3.0)%	(2.5)%

Revenues

	Year Ended January 31,	Years Ended December 31,
	2004	2002	2001
	(in millions)
Product revenue	$360.1	$284.1	$300.3
Software and service revenue	41.7	29.8	27.5
Other	17.1	14.4	16.6

	$418.9	$328.3	$344.4

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

Product revenue of $360.1 million for fiscal year 2003 was a 27% increase over fiscal year 2002 and a 20% increase from fiscal year 2001. This revenue increase was generated from the increased demand in our storage products as reflected in the 67% growth in estimated ports sold during the year over fiscal year 2002. In particular, the growth was realized through the strong sales of our 140-port Intrepid™ 6000 Series Director and FlexPort Sphereon™ 4500 Fabric Switch that were introduced in the last half of 2002. The increase in ports sold translated into an estimated decline in average sales prices of 24% as this growth was largely driven by our new low cost switch products as well as the entrance of new competition which drove down prices. We anticipate overall estimated average sales price declines based upon the historical trend of decreasing sales prices for our older generation products. However, as discussed above, competition or unforeseen changes in technology could negatively impact our revenue growth rate. Our fiscal year 2002 revenue was negatively impacted by the unfavorable economic conditions and suppressed IT storage and infrastructure spending, in particular in the high-end director market and our transition from 1 Gb to 2 Gb products in the first half of 2002. This environment had a particularly negative effect on our product revenue, which declined, from fiscal year 2001 levels. Our new product introductions in the last half of 2002, however, were widely received with higher than expected demand and revenue

Software and service revenue of $41.7 million for fiscal year 2003 was a 40% increase over fiscal year 2002 and a 52% increase from fiscal year 2001. This revenue growth is due to continued revenue growth from all of our software products, in particular our SANavigator® and SANtegrity® software. A significant portion of our software revenue is generated from sales of our Enterprise Fabric Connectivity Manager, or EFCM, software product.

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

Gross Profit

Gross profit margin for the fiscal year 2003 was 58% compared to 46% and 37% in fiscal years 2002 and 2001, respectively. The significant increase in our gross margin was the result of strong revenue growth from our higher margin switching and software products as well as an improved mix of sales to our channel partners. Additionally, during fiscal year 2002 and 2001, we incurred significant inventory-related charges of $9.4 million and $21 million respectively. These charges were generated primarily from our transition to multiple product lines and quality problems on component parts. We have significantly reduced inventory costs during fiscal year 2003 with the implementation of our outsource-focused-manufacturing model, which was completed during fiscal year 2003. This model allowed us to move a number of manufacturing tasks to our contract manufacturers and will continue to keep our inventory costs below the 2002 and 2001 fiscal years’ levels. We anticipate gross profit margins will remain in the mid-50 percent range during fiscal year 2004.

Operating Expenses

Research and Development Expenses. Research and development expenses increased to $88.8 million for fiscal year 2003, compared with $59.3 million for fiscal year 2002 and $49.2 million for fiscal year 2001. The approximate $29.5 million, or 50%, increase from fiscal 2002 was primarily attributable to incremental spending associated with our acquisitions, which included research and development costs and depreciation expense, and to a lesser extent, retention bonuses. Capitalized software costs were approximately $5.1 million, $8.7 million and $481,000 for the 2003, 2002 and 2001 fiscal years, respectively. Capitalized software development costs have decreased in conjunction with the varying stages of development of our application software, our new director and switch products and the related firmware software. We anticipate the level of spending for the design, testing and qualification of our products to increase over prior years’ levels as we continue to broaden our product offerings and integrate the personnel and technology of Nishan and Sanera.

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

Liquidity and Capital Resources

In summary, our cash flows were (in thousands):

	Year Ended January 31, 2004	Years Ended December 31,
		2002	2001
Net cash provided by operating activities	$61,060	$30,456	$8,336
Net cash used in investing activities	(244,259)	(27,039)	(115,688)
Net cash provided by (used in) financing activities	125,332	(291)	2,007

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

The following table summarizes our contractual obligations (including interest expense) and commitments as of January 31, 2004 (in thousands):

	Total	Less Than 1 Year	1-3 Years	More than 5 years
Convertible subordinated debt	$172,500	$—	$—	$172,500
Non-cancelable operating leases	20,295	8,097	9,568	2,630
Non-cancelable purchase agreements	48,063	48,063	—	—
Capital leases, including interest	2,376	1,453	923	—

Total contractual obligations	$243,234	$57,613	$10,491	$175,130

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

ITEM 9A. Controls and Procedures

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

As part of the Company’s year-end review and financial statement reporting process, in February 2004, the Company’s internal accountants identified, and immediately notified the Chief Financial Officer of, the applicability of SFAS 140 to a material transaction in the third quarter of 2003 involving the Company’s securities lending program, which led to the reclassification discussed above. In its review, the Company investigated the cause of the reclassification and concluded that while the transaction was communicated prior to the filing, the Company did not appropriately apply SFAS 140 to the securities lending program in preparing its financial statements for the quarter ending October 31, 2003. In response to the reclassification in late February 2004, the Company’s independent auditor indicated to the Company that it believed that a material weakness under AU 325, Communication of Internal Control Related Matters Noted In An Audit, existed with regard to the evaluation of the appropriate accounting treatment for the securities lending program. This material weakness existed as of the end of the period covered by this Form 10-K, on January 31, 2004. As a result, the Company immediately began implementing enhanced policies and procedures, including additional cross-functional meetings involving various vice presidents and the finance department, improvements in existing formal investment policies and the establishment of an issues log. These changes to the Company’s internal controls were completed in early March 2004. In April 2004 the Company added an additional CPA with SEC experience dedicated to transaction analysis. The Company believes that it has implemented these changes within its internal controls to improve the timely accounting evaluation and treatment of such transactions, and that the implementation of these changes has remediated the material weakness.

Disclosure controls and procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness as of the end of the period covered by this Form 10-K of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). We maintain disclosure controls and procedures to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as a whole were not effective as of the end of such period. This conclusion was based solely on our determination that our disclosure controls did not result in a timely evaluation of the appropriate accounting treatment for our securities lending program, as is discussed under the heading Third Quarter Balance Sheet Reclassification/Restatement above. Also as described under that heading, in March and April 2004 we implemented enhanced policies and procedures to improve the timely accounting evaluation of transactions. We believe these changes resulted in improvements in the ability of our finance and accounting personnel to process and analyze such transactions, thereby enhancing the ability of our Chief Executive Officer and Chief Financial Officer to make timely disclosure decisions. Our Chief Executive Officer and Chief Financial Officer noted no other conditions that would have caused them to conclude our disclosure controls and procedures were not effective as of the end of the period covered by this Form 10-K.

Our disclosure controls and procedures, are designed to provide reasonable assurance of achieving their objectives, although they did not operate effectively at a reasonable assurance level as of the end of the period covered by this Form 10-K. There can be no assurance that disclosure controls and procedures will operate effectively under all circumstances.

Changes in internal control over financial reporting

As discussed above under the heading Third Quarter Balance Sheet Reclassification/Restatement, during the first quarter of fiscal 2004, we implemented certain changes in our internal controls over financial reporting. Based on these changes, which were implemented after our fiscal year end but prior to the filing of our Form 10-K, we believe a material weakness in our internal controls over financial reporting no longer existed at the end of the first quarter of fiscal 2004. There were no changes in our internal controls over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Documents filed as part of this report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Broomfield, State of Colorado, on August 23, 2004.

McDATA Corporation

By:	/s/ ERNEST J. SAMPIAS
Ernest J. Sampias
Senior Vice President of Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

PRINCIPAL EXECUTIVE OFFICER

/s/ JOHN A. KELLEY, JR. John A. Kelley, Jr. President and Chief Executive Officer	August 23, 2004

Principal Financial Officer

/s/ ERNEST J. SAMPIAS Ernest J. Sampias Senior Vice President of Finance and Chief Financial Officer	August 23, 2004

Principal Accounting Officer

/s/ ERNEST J. SAMPIAS Ernest J. Sampias Senior Vice President of Finance and Chief Financial Officer	August 23, 2004

Directors:

/s/ JOHN A. KELLEY, JR. * John A. Kelley, Jr. Chairman and CEO	August 23, 2004

/s/ JOHN W. GERDELMAN * John W. Gerdelman	August 23, 2004

/s/ CHARLES C. JOHNSTON * Charles C. Johnston	August 23, 2004

/s/ D. VAN SKILLING * D. Van Skilling	August 23, 2004

/s/ THOMAS M. UHLMAN * Thomas M. Uhlman	August 23, 2004

/s/ LAURENCE G. WALKER * Laurence G. Walker	August 23, 2004

/s/ BETSY S. ATKINS * Betsy S. Atkins	August 23, 2004

/s/ MICHAEL J. SOPHIE * Michael J. Sophie	August 23, 2004

/s/ M. ALEX MENDEZ * M. Alex Mendez	August 23, 2004

*	By Ernest J. Sampias as attorney in fact.

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

PricewaterhouseCoopers LLP

Denver, Colorado

April 14, 2004

McDATA CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	January 31, 2004	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$50,301	$72,411
Securities lending collateral	126,681	—
Short-term investments	157,740	157,260
Accounts receivable, net of allowances for doubtful accounts of $926 and $1,265, respectively	62,670	73,867
Inventories, net	11,364	8,097
Deferred tax asset	—	33,325
Prepaid expenses and other current assets	6,055	4,699

Total current assets	414,811	349,659
Property and equipment, net	99,225	99,927
Long-term investments	103,483	73,099
Restricted cash	5,130	—
Intangible assets, net of accumulated amortization of $14,470 and $5,037, respectively	111,313	7,887
Goodwill	78,787	11,780
Other assets, net	18,219	12,839

Total assets	$830,968	$555,191

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,532	$16,530
Accrued liabilities	51,547	37,779
Securities lending collateral payable	126,681	—
Current portion of deferred revenue	19,775	7,337
Income taxes payable	1,783	2,782
Current portion of obligations under notes payable	1,408	—
Current portion of obligations under capital leases	1,377	1,604

Total current liabilities	219,103	66,032
Obligations under notes payable, less current portion	201	—
Obligations under capital leases, less current portion	890	1,540
Deferred revenue, less current portion	20,632	13,114
Interest rate swap	349	—
Convertible subordinated debt	172,151	—

Total liabilities	413,326	80,686

Commitments and contingencies (Note 13)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, Class A, $0.01 par value, 250,000,000 shares authorized, 81,000,000 shares issued	810	810
Common stock, Class B, $0.01 par value, 200,000,000 shares authorized, 36,051,473 and 32,962,212 shares issued, respectively	361	330
Additional paid-in-capital	476,993	474,609
Treasury stock, at cost, 975,730 shares at January 31, 2004	(8,752)	—
Deferred compensation	(10,375)	(6,812)
Accumulated other comprehensive income	403	773
Retained earnings (deficit)	(41,798)	4,795

Total stockholders’ equity	417,642	474,505

Total liabilities and stockholders’ equity	$830,968	$555,191

The accompanying notes are an integral part of these consolidated financial statements.

McDATA CORPORATION

CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share data)

	Year Ended January 31, 2004	Years Ended December 31,		Month Ended January 31, 2003
		2002	2001
Revenue	$418,860	$328,279	$344,406	$17,045
Cost of revenue	177,329	178,114	215,751	8,475

Gross profit	241,531	150,165	128,655	8,570
Operating expenses:
Research and development (excludes amortization of deferred compensation included in Amortization of deferred compensation of $6,142, $3,459, $2,826 and $191, respectively)	88,826	59,324	49,166	5,068
Selling and marketing (excludes amortization of deferred compensation included in Amortization of deferred compensation of $1,948, $931, $751 and $73, respectively)	95,820	75,213	70,489	5,837
General and administrative (excludes amortization of deferred compensation included in Amortization of deferred compensation of $3,879, $3,890, $3,682 and $311, respectively)	39,057	29,495	20,337	2,424
Acquired in-process research and development and other acquisition-related costs	11,410	—	9,327	—
Amortization of deferred compensation (excludes amortization of deferred compensation included in cost of revenue of $739, $601, $1,437 and $50, respectively)	11,969	8,280	7,259	575
Restructuring charges	2,258	—	—	—

Operating expenses	249,340	172,312	156,578	13,904

Loss from operations	(7,809)	(22,147)	(27,923)	(5,334)
Interest and other income	6,832	6,924	14,532	28
Interest expense	(2,760)	(293)	(349)	(17)

Loss before income taxes	(3,737)	(15,516)	(13,740)	(5,323)
Income tax expense (benefit)	38,412	(5,529)	(5,084)	(1,863)

Loss before equity in net loss of affiliated company	(42,149)	(9,987)	(8,656)	(3,460)
Equity in net loss of affiliated company	(984)	—	—	—

Net loss	$(43,133)	$(9,987)	$(8,656)	$(3,460)

Basic net loss per share	$(0.38)	$(0.09)	$(0.08)	$(0.03)

Shares used in computing basic net loss per share	114,682	113,185	111,475	114,000

Diluted net loss per share	$(0.38)	$(0.09)	$(0.08)	$(0.03)

Shares used in computing diluted net loss per share	114,682	113,185	111,475	114,000

The accompanying notes are an integral part of these consolidated financial statements.

McDATA CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock				Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances at December 31, 2000	81,000	$810	28,908	$289	$454,009	$(24,850)	$117	$—	$23,438	$453,813
Shares issued	—	—	2,654	27	6,797	(1,896)	—	—	—	4,928
Forfeitures of deferred compensation	—	—	—	—	(3,280)	3,280	—	—	—	—
Compensation expense	—	—	—	—	—	8,696	—	—	—	8,696
Tax benefit of stock options	—	—	—	—	10,607	—	—	—	—	10,607
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	(8,656)	(8,656)
Unrealized gain on investments, net of tax of $234	—	—	—	—	—	—	403	—	—	403

Total comprehensive loss	—	—	—	—	—	—	—	—		(8,253)

Balances at December 31, 2001	81,000	810	31,562	316	468,133	(14,770)	520	—	14,782	469,791
Shares issued	—	—	1,407	14	4,274	(1,867)	—	—	—	2,421
Forfeitures of deferred compensation	—	—	(7)	—	(944)	944	—	—	—	—
Compensation expense	—	—	—	—	—	8,881	—	—	—	8,881
Tax benefit of stock options	—	—	—	—	3,146	—	—	—	—	3,146
Comprehensive income (loss):	—
Net loss	—	—	—	—	—	—	—	—	(9,987)	(9,987)
Unrealized gain on investments, net of tax of $188	—	—	—	—	—	—	253	—	—	253

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(9,734)

Balances at December 31, 2002	81,000	810	32,962	330	474,609	(6,812)	773	—	4,795	474,505
Shares issued	—	—	321	3	1,327	(747)	—	—	—	583
Compensation expense	—	—	—	—	—	625	—	—	—	625
Tax benefit of stock options	—	—	—	—	39	—	—	—	—	39
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	(3,460)	(3,460)
Unrealized loss on investments, net of tax of $40	—	—	—	—	—	—	(62)	—	—	(62)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(3,522)

Balances at January 31, 2003	81,000	810	33,283	333	475,975	(6,934)	711	—	1,335	472,230
Shares issued	—	—	2,880	29	23,155	(17,357)	—	—	—	5,827
Forfeitures of deferred compensation	—	—	(112)	(1)	(1,207)	1,208	—	—	—	—
Purchase of call options, net	—	—	—	—	(20,510)	—	—	—	—	(20,510)
Compensation expense	—	—	—	—	—	12,708	—	—	—	12,708
Tax benefit (expense) of stock options	—	—	—	—	(420)	—	—	—	—	(420)
Acquisition of treasury stock	—	—	—	—	—	—	—	(8,752)	—	(8,752)
Comprehensive income (loss)
Net loss	—	—	—	—	—	—	—	—	(43,133)	(43,133)
Unrealized loss on investments, net of tax of $453	—	—	—	—	—	—	(308)	—	—	(308)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(43,441)

Balances at January 31, 2004	81,000	$810	36,051	$361	$476,993	$(10,375)	$403	$(8,752)	$(41,798)	$417,642

The accompanying notes are an integral part of these consolidated financial statements.

McDATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended January 31 2004	Years Ended December 31,		Month Ended January 31, 2003
		2002	2001
Cash flows from operating activities:
Net loss	$(43,133)	$(9,987)	$(8,656)	$(3,460)
Adjustments to reconcile net loss to cash flows from operating activities
Depreciation and amortization	44,589	25,524	16,383	2,527
Bad debt provision	(474)	525	707	25
Loss from write-off of collateralized lease costs	—	1,256	—	—
Equity in net loss of affiliate	984	—	—	—
Net realized and unrealized (gain)/loss on investments	48	723	(262)	17
Net loss on retirement of assets	400	1,196	102	77
Acquired in-process research and development	11,410	—	7,200	—
Inventory and inventory commitment provisions	2,608	15,199	26,788	384
Non-cash compensation expense	12,708	8,881	8,696	625
Deferred tax asset	38,815	(11,560)	(14,715)	(1,902)
Tax benefit (expense) from stock options exercised	(420)	3,146	10,607	39
Changes in net assets and liabilities, net of acquired amounts:
Accounts receivable	(26,105)	(30,587)	14,452	38,740
Inventories	(6,150)	2,870	(33,244)	418
Prepaid expenses and other current assets	29	400	(1,632)	(488)
Other assets, net	(7,682)	(10,929)	(970)	(1,092)
Accounts payable	7,091	4,986	(8,714)	(9,548)
Accrued liabilities	9,621	8,338	6,717	(1,083)
Deferred revenue	17,782	12,997	(324)	92
Accrued income taxes	(1,061)	7,478	(14,799)	—

Net cash provided by operating activities	61,060	30,456	8,336	25,371
Cash flows from investing activities:
Acquisitions, net of cash acquired	(171,421)	—	(29,750)	—
Purchase of equity investment in Aarohi	(6,000)	—	—	—
Purchases of property and equipment	(17,999)	(71,937)	(21,473)	(371)
Payment of collateralized lease costs	—	(1,256)	—	—
Restricted cash related to interest rate swap	(5,130)	—	—	—
Purchases of investments	(654,238)	(481,078)	(614,064)	(11,600)
Maturities of investments	509,444	403,123	446,929	21,970
Sales of investments	101,085	124,109	102,670	—

Net cash provided (used) in investing activities	(244,259)	(27,039)	(115,688)	9,999
Cash flows from financing activities:
Proceeds from issuance of convertible subordinated debt	172,500	—	—	—
Costs of debt issuance	(5,567)	—	—	—
Purchase of call options	(53,455)	—	—	—
Sale of call options	32,945	—	—	—
Purchase of treasury stock	(8,752)	—	—	—
Payment of notes payable	(15,469)	—	—	—
Payment of obligations under capital leases	(2,697)	(2,712)	(2,921)	(196)
Proceeds from the issuance of stock	5,827	2,421	4,928	583

Net cash provided by (used in) financing activities	125,332	(291)	2,007	387

Net increase (decrease) in cash and cash equivalents	(57,867)	3,126	(105,345)	35,757
Cash and cash equivalents, beginning of period	108,168	69,285	174,630	72,411

Cash and cash equivalents, end of period	$50,301	$72,411	$69,285	$108,168

Supplemental Disclosure of Non-cash Investing and Financing Activities
Interest paid	$2,325	$293	$350	$—
Income taxes paid (received)	1,095	(3,285)	13,505	(59)
Capital lease obligations incurred, net of trade-ins	1,783	4,634	1,574	186
Transfer of inventory to fixed assets	1,859	5,679	4,549	614
Fixed assets exchanged for capital leases	(1,364)	(1,501)	—	—
Restricted stock grant	17,357	1,867	1,896	747
Unrealized gain (loss) on investments	(761)	441	637	(102)

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

Following is a reconciliation between basic and diluted earnings per share:

	Year Ended January 31, 2004	Years Ended December 31,		Month Ended January 31, 2003
		2002	2001
Net loss	$(43,133)	$(9,987)	$(8,656)	$(3,460)
Weighted average shares of common stock outstanding used in computing basic net loss per share	114,682	113,185	111,475	114,000
Net effect of dilutive stock options	—	—	—	—

Weighted average shares of common stock used in computing diluted net loss per share	114,682	113,185	111,475	114,000

Basic net loss per share	$(0.38)	$(0.09)	$(0.08)	$(0.03)

Diluted net loss per share	$(0.38)	$(0.09)	$(0.08)	$(0.03)

Options not included in diluted share base because of the exercise prices	8,459	4,840	1,344	6,092

Options and restricted stock not included in diluted share because of net loss	6,422	6,984	9,520	6,401

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

	Year Ended January 31, 2004	Years Ended December 31,		Month Ended January 31, 2003
		2002	2001
Net loss, as reported	$(43,133)	$(9,987)	$(8,656)	$(3,460)
Add: Total stock-based employee compensation expense included in net income as determined under the intrinsic value method, net of related tax effects	12,708	5,542	5,426	406
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(34,050)	(16,879)	(15,894)	(1,481)

Pro forma net loss	$(64,475)	$(21,324)	$(19,124)	$(4,535)

Loss per share:
Basic-as reported	$(0.38)	$(0.09)	$(0.08)	$(0.03)

Basic-pro forma	$(0.56)	$(0.19)	$(0.17)	$(0.04)

Diluted-as reported	$(0.38)	$(0.09)	$(0.08)	$(0.03)

Diluted-pro forma	$(0.56)	$(0.19)	$(0.17)	$(0.04)

The fair value of each option granted during 2003, 2002, 2001, and the month ended January 31, 2003 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended January 31, 2004	Years Ended December 31,		Month Ended January 31, 2003
		2002	2001
Dividend yield	—%	—%	—%	—%
Expected volatility	90%	90%	125%	90%
Risk-free interest rate	2.1%-3.5%	2.5%-4.9%	3.7%-5.0%	3.0%-3.1%
Expected life, in years	2.0 – 4.0	2.0 - 4.0	4.0	2.0 - 4.0

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

NOTE 3 COMPONENTS OF SELECTED BALANCE SHEET ACCOUNTS

	Year Ended January 31, 2004	Year Ended December 31, 2002

Inventories:
Raw materials	$7,037	$8,070
Work-in-progress	920	1,123
Finished goods	7,883	6,316

Total inventories at cost	15,840	15,509
Less reserves (1)	(4,476)	(7,412)

Total inventories, net	$11,364	$8,097

Property and equipment:
Land	$16,091	$16,091
Building	32,410	29,712
Equipment and furniture	85,680	74,608
Computer software for internal use	25,492	18,877
Leasehold improvements	3,271	4,805
Construction in progress	958	2,361

	163,902	146,454
Less accumulated depreciation and amortization	(64,677)	(46,527)

	$99,225	$99,927

Accrued liabilities:
Wages and employee benefits	$17,489	$16,643
Purchase commitments and other supply obligations (1)(2)	7,829	12,022
Warranty reserves (3)	4,522	3,461
Taxes, other than income tax	2,534	1,050
Interest payable	1,773	—
Customer obligations	4,729	349
ESCON agency funds	8,373	2,366
Other accrued liabilities	4,298	1,888

	$51,547	$37,779

(1)	During the year ended December 31, 2002, the Company recorded net inventory-related charges of $9.5 million, primarily for excess 1 gigabit (Gb) components used in the Company’s director-class products. The excess inventory resulted primarily from the Company’s introduction of 2 Gb products in the second quarter of 2002 and the unanticipated reduction in demand for the 1 Gb product orders prior to the new product release. These charges were in excess of the routine excess and obsolete reserves recorded by the Company during the year.

(2)	During the fiscal 2003 year, the Company released recorded obligations of approximately $1.3 million relating to the expiration of certain customer sales obligations which were provided for in fiscal 2001.
(3)	Activity in the warranty reserves is as follows:

	Year Ended		One Month Ended January 31, 2003
	January 31, 2004	December 31, 2002

Balance at beginning of period	$3,485	$2,174	$3,461
Warranty expense	2,104	1,853	24
Warranty claims	(1,294)	(566)	—
Acquisition of warranty liability	227	—	—

Balance at end of period	$4,522	$3,461	$3,485

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

Overall, the IPR&D projects were determined to be approximately 70% complete with estimated full completion in the first half of 2004, at which time the Company is expected to begin generating economic benefits. In total, costs to complete the IPR&D are expected to be approximately $5.2 million. The rates utilized to discount the net cash flows to their present values were based on an industry weighted average cost of capital adjusted to reflect the difficulties and uncertainties in completing each project and risks related to the impact of potential changes in future target markets. Based on these factors, discount rates that range from 21%—23% were used to value the IPR&D. The estimates used in valuing IPR&D were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. As a result, actual results may differ from such estimates.

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

	Year Ended January 31, 2004	Years Ended December 31,
		2002	2001
Revenue	$426,959	$344,106	$344,636
Net income (loss)	$(110,500)	$(93,183)	$(9,248)
Basic net income (loss) per share	$(0.96)	$(0.82)	$(0.08)
Diluted net income (loss) per share	$(0.96)	$(0.82)	$(0.08)

Goodwill and Other Intangible Assets

Changes in the carrying amounts of goodwill are as follows:

Goodwill as of December 31, 2001 and 2001 and January 31, 2003, net	$11,780
Acquisitions (Note 5)	67,007

Goodwill as of January 31, 2004, net	$78,787

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

Realized gains and losses on sales of securities were recorded as other income as follows:

	Year Ended January 31, 2004	Years Ended December 31,		Month Ended January 31, 2003
		2002	2001
Realized gains	$863	$3	$396	$—
Realized losses	(834)	(343)	(134)	(6)

Net realized gains (losses)	$29	$(340)	$262	$(6)

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

NOTE 13 COMMITMENTS AND CONTINGENCIES

Operating and Capital Leases

The Company had various operating and capital leases in effect at January 31, 2004 for certain buildings, office space and machinery and equipment. Future minimum lease payments under non- cancelable capital and operating leases with terms of one year or more are as follows at January 31, 2004:

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