Form 10-Q/A
period 2004-04-30
MCDATA CORP
filed 2004-08-23
CIK 731502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission (“SEC”) on June 7, 2004 reflects revised and additional disclosures in response to comments received from the SEC on June 23, 2004. This Amendment No. 1 provides revised and additional disclosures under the following captions:

Part I, Item 1. Parenthetical disclosure to the Condensed Consolidated Income Statements

Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Overview”, “Revenues” and “Gross Profit”

Part I, Item 4. Controls and Procedures.

Part II, Item 6. Exhibits and Reports on Form 8-K – changes to the certifications.

The revised and additional disclosures do not affect the reported financial results.

McDATA CORPORATION

FORM 10-Q/A

QUARTER ENDED APRIL 30, 2004

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

McDATA CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share data)

(unaudited)

	Three Months Ended April 30,
	2004	2003
Revenue	$97,229	$103,179
Cost of revenue	42,487	44,588

Gross profit	54,742	58,591

Operating expenses:
Research and development (excludes amortization of deferred compensation included in Amortization of deferred compensation of $1,490 and $368, respectively)	25,097	18,819
Selling and marketing (excludes amortization of deferred compensation included in Amortization of deferred compensation of $308 and $212, respectively)	23,485	23,427
General and administrative (excludes amortization of deferred compensation included in Amortization of deferred compensation of $460 and $831, respectively)	6,607	6,959
Amortization of purchased intangible assets	5,812	525
Amortization of deferred compensation (excludes amortization of deferred compensation included in cost of revenue of $84 and $137, respectively)	2,258	1,411
Restructuring charges	1,345	—

Operating expenses	64,604	51,141

Income (loss) from operations	(9,862)	7,450

Interest and other income	1,383	2,055
Interest expense	(247)	(1,084)

Income (loss) before income taxes and equity in net loss of affiliated company	(8,726)	8,421
Income tax expense	541	3,109

Income (loss) before equity in net loss of affiliated company	(9,267)	5,312
Equity in net loss of affiliated company	(577)	—

Net income (loss)	$(9,844)	$5,312

Basic net income (loss) per share	$(0.09)	$0.05

Shares used in computing basic net income (loss) per share	114,955	114,319

Diluted net income (loss) per share	$(0.09)	$0.05

Shares used in computing diluted net income (loss) per share	114,955	117,692

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

Product revenue of $79.3 million for the three months ended April 30, 2004 was a 13% decrease over the three months ended April 30, 2003. Decreases in revenue for both our director and switch products resulted from an estimated 16% decline in average sales prices. We anticipate continued overall declines of average sales price based upon the historical trend of decreasing sales prices for our older generation products. However, competition or unforeseen changes in technology could have further negative impacts to our revenue growth rate.

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

Gross Profit

Gross profit margin was 56% and 57% for the three months ended April 30, 2004 and 2003, respectively. In anticipation of the natural decline in selling prices, we continue to drive cost advantages through our engineering and manufacturing processes. In April 2004, we announced the availability of the lower cost versions of our second generation switch-on-a-chip and began shipping the lower cost versions of our director components. Through these actions, we anticipate gross profit margins will remain in the mid-50 percent range.

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

The decrease in cash provided by operating activities reflects the net loss for the quarter ended April 30, 2004 adjusted for non-

cash charges including depreciation, amortization, deferred compensation and changes in working capital items. Working capital items include accounts receivable, inventories, other current and non-current assets, accounts payable, accrued liabilities and deferred revenue. Accounts receivable was the source of $4.5 million in the first quarter of fiscal year 2004 compared to a use of $3.0 million in the first quarter of 2003. Days sales outstanding (DSO) was 54 days and 33 days for the first quarter ended April 30, 2004 and 2003, respectively. The change between years is the result of the timing and collections compared to billings. The use of $4.7 million in the first quarter of 2004 compared to the $2.3 million use in the first quarter of 2003 of cash from inventories is the result of a build of inventories surrounding the next generation of products that are currently in the pre-production phase. The use of cash of $4.1 million from accounts payable and accrued liabilities in the first quarter of 2004 compared to the $11.7 source of cash in the first quarter of fiscal year 2003 results from the timing of payments of vendor invoices. We anticipate the use of cash for accrued liabilities to increase significantly in the second quarter of fiscal 2004 as funds due under our ESCON service fee arrangement are settled.

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

As previously disclosed in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2004, in connection with the Company’s year-end review and financial statement reporting process, in February 2004, the Company’s internal accountants identified the applicability of SFAS 140 to a material transaction in the third quarter of fiscal 2003 involving the Company’s securities lending program. As a result, on February 26, 2004, the Company announced that it would amend its Form 10-Q for the quarter ending October 31, 2003 to reflect a balance sheet reclassification related to the securities lending program. In its review, the Company investigated the cause of the reclassification and concluded that while the transaction was communicated prior to the filing, the Company did not appropriately apply SFAS 140 to the securities lending program in preparing its financial statements for the quarter ending October 31, 2003. In response to the reclassification, the Company’s independent auditors indicated in late February to the Company that it believed that a material weakness under AU 325, Communication of Internal Control Related Matters Noted In An Audit, existed with regard to the evaluation of the appropriate accounting treatment for the securities lending program. As a result, the Company immediately began implementing enhanced policies and procedures, including additional cross-functional meetings involving various vice presidents and the finance department, made improvements in existing formal investment policies and established an issues log. These changes to the Company’s internal controls were completed in early March 2004. In April 2004 the Company added an additional CPA with SEC experience dedicated to transaction analysis. The Company believes that it has implemented these changes within its internal controls to improve the timely accounting evaluation and treatment of such transactions, and that the implementation of these changes during the Company’s first fiscal quarter has remediated the material weakness identified by its auditors. There were no other changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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