Form 10-Q
period 2004-07-31
MCDATA CORP
filed 2004-09-08
CIK 731502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2004

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

At September 3, 2004, 81,000,000 shares of the registrant’s Class A Common Stock were outstanding and 37,092,058 shares of the registrant’s Class B Common Stock were outstanding.

McDATA CORPORATION

FORM 10-Q

QUARTER ENDED JULY 31, 2004

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

PART I – FINANCIAL INFORMATION

McDATA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	July 31, 2004	January 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,451	$50,301
Securities lending collateral	123,916	126,681
Short-term investments	177,332	157,740
Accounts receivable, net of allowance for bad debts of $758 and $926, respectively	53,541	62,670
Inventories, net	12,648	11,364
Prepaid expenses and other current assets	5,236	6,055

Total current assets	412,124	414,811

Property and equipment, net	98,002	99,225
Long-term investments	99,245	103,483
Restricted cash	5,008	5,130
Intangible assets, net	98,793	111,313
Goodwill	78,693	78,787
Other assets, net	21,897	18,219

Total assets	$813,762	$830,968

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,217	$16,532
Accrued liabilities	45,991	53,330
Securities lending collateral payable	123,916	126,681
Current portion of deferred revenue	19,135	19,775
Current portion of obligations under notes payable and capital leases	1,504	2,785

Total current liabilities	209,763	219,103

Obligations under notes payable and capital leases, less current portion	445	1,091
Deferred revenue, less current portion	23,029	20,632
Interest rate swap	3,848	349
Convertible subordinated debt	168,652	172,151

Total liabilities	405,737	413,326

Commitments and contingencies (Note 14)

Stockholders’ Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, Class A, $0.01 par value, 250,000,000 shares authorized, 81,000,000 shares issued and outstanding	810	810
Common stock, Class B, $0.01 par value, 200,000,000 shares authorized, 36,710,082 and 36,051,473 shares issued and outstanding at July 31, 2004 and January 31, 2004, respectively	367	361
Additional paid-in-capital	478,678	476,993
Treasury stock, at cost, 975,730 shares	(8,752)	(8,752)
Deferred compensation	(5,250)	(10,375)
Accumulated other comprehensive income (loss)	(761)	403
Accumulated deficit	(57,067)	(41,798)

Total stockholders’ equity	408,025	417,642

Total liabilities and stockholders’ equity	$813,762	$830,968

The accompanying notes are an integral part of these condensed consolidated financial statements.

McDATA CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share data)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July, 31
	2004	2003	2004	2003
Revenue	$98,221	$107,014	$195,450	$210,193
Cost of revenue	43,377	43,707	85,864	88,295

Gross profit	54,844	63,307	109,586	121,898
Operating expenses (recoveries):
Research and development (excludes amortization of deferred compensation included in Amortization of deferred compensation of $996, $501, $2,486 and $868, respectively)	22,107	18,156	47,204	36,975
Selling and marketing (excludes amortization of deferred compensation included in Amortization of deferred compensation of $142, $178, $450 and $390, respectively)	24,237	23,495	47,722	46,921
General and administrative (excludes amortization of deferred compensation included in Amortization of deferred compensation of $351, $811, $811 and $1,643, respectively)	7,104	6,660	13,711	13,620
Amortization of purchased intangible assets	5,761	525	11,573	1,050
Amortization of deferred compensation (excludes amortization of deferred compensation included in cost of revenue of $52, $133, $136 and $270, respectively)	1,489	1,490	3,747	2,901
Restructuring charges (recoveries)	(27)	—	1,318	—

Total operating expenses (recoveries)	60,671	50,326	125,275	101,467

Income (loss) from operations	(5,827)	12,981	(15,689)	20,431

Interest and other income	1,280	1,592	2,663	3,648
Interest expense	(220)	(1,191)	(467)	(2,276)

Income (loss) before income taxes and equity in net loss of affiliated company	(4,767)	13,382	(13,493)	21,803
Income tax expense	117	4,249	658	7,358

Income (loss) before equity in net loss of affiliated company	(4,884)	9,133	(14,151)	14,445
Equity in net loss of affiliated company	(541)	—	(1,118)	—

Net income (loss)	$(5,425)	$9,133	$(15,269)	$14,445

Basic net income (loss) per share	$(0.05)	$0.08	$(0.13)	$0.13

Shares used in computing basic net income (loss) per share	115,551	114,606	115,253	114,462

Diluted net income (loss) per share	$(0.05)	$0.08	$(0.13)	$0.12

Shares used in computing diluted net income (loss) per share	115,551	118,500	115,253	118,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

McDATA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended July 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(15,269)	$14,445
Adjustments to reconcile net income (loss) to cash flows from operating activities;
Depreciation	14,204	12,483
Amortization	14,098	4,405
Equity in net loss of affiliate	1,118	—
Loss on trade-in/retirement of assets	112	414
Net realized loss (gain) on investments	483	(160)
Inventory and inventory commitment provisions	4,075	2,080
Impairment loss	50	—
Bad debt provision	25	81
Deferred income taxes	—	6,507
Non-cash compensation expense	3,883	3,171
Tax benefit from stock options exercised	—	588
Unrealized gains on derivative transactions	38	—
Changes in net assets and liabilities	(7,187)	(3,339)

Net cash provided by operating activities	15,630	40,675

Cash flows from investing activities:
Purchases of property and equipment	(9,815)	(6,811)
Purchases of investments	(274,732)	(492,591)
Proceeds from maturities and sales of investments	256,989	336,403

Net cash used by investing activities	(27,558)	(162,999)

Cash flows from financing activities:
Net proceeds for issuance of convertible subordinated debt	—	166,947
Net purchase of share option transactions	—	(20,510)
Restricted cash related to interest rate swap	—	(5,000)
Payments on long-term notes payable and capital leases	(1,796)	(1,812)
Proceeds from the issuance of common stock	2,874	3,285

Net cash provided by financing activities	1,078	142,910

Net increase (decrease) in cash and cash equivalents	(10,850)	20,586
Cash and cash equivalents, beginning of period	50,301	108,168

Cash and cash equivalents, end of period	$39,451	$128,754

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Deferred compensation forfeitures	$1,240	$—

Capital lease obligations incurred	$—	$1,658

Fixed assets exchanged for capital leases	$—	(1,364)

Transfer of inventory to fixed assets	$—	$835

The accompanying notes are an integral part of these condensed consolidated financial statements.

McDATA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

(unaudited)

Note 1 – Overview and Basis of Presentation

McDATA Corporation (McDATA or the Company) provides Multi-Capable Storage Network Solutions™ (integrating multiple platforms, networks, protocols and locations) that enables end-customers around the world to better utilize their storage infrastructure, easily manage the storage network and implement best-in-class business continuance solutions allowing them to be more efficient and effective. McDATA solutions are an integral part of data services infrastructures sold by most major storage and system vendors, including Dell Products L.P. (Dell), EMC Corporation (EMC), Hewlett-Packard (HP), Hitachi Data Systems (HDS), International Business Machines Corporation (IBM), StorageTechnology Corporation (STK) and Sun Microsystems, Inc. (Sun).

The accompanying condensed consolidated financial statements of McDATA and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The condensed consolidated balance sheet as of January 31, 2004 has been derived from the audited consolidated financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles. For further information, please refer to and read these interim condensed consolidated financial statements in conjunction with the Company’s audited consolidated financial statements for the year ended January 31, 2004.

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

Recent Accounting Pronouncements

In January 2004, the Financial Accounting Standards Board issued Emerging Issues Task Force (“EITF”) Issue No. 03-1, The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 provides guidance on the disclosure requirements for other-than-temporary impairments of debt and marketable equity investments that are accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). The adoption of EITF 03-1 would require the Company to include certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. This guidance is effective for financial periods beginning after June 15, 2004. The Company does not anticipate that the adoption of this issue would have a material impact on the Company’s financial position or results of operations.

Note 2 – ESCON Agreement Amendment

In 1997, the Company entered into a services agreement with McDATA Holdings Corporation, a wholly-owned subsidiary of EMC, to provide manufacturing and distribution management services for proprietary mainframe protocol, or ESCONTM, switching solutions manufactured for and sold to IBM. Under the terms of this agreement, McDATA agreed to manage the ESCON product manufacture, design, order and product shipment in exchange for a service fee calculated as a fixed percentage of EMC’s ESCON revenues. In the second quarter ended July 31, 2004, the Company amended the service agreement to effectively assume the ESCON business operations. This comprises the acceptance of the rights, risks and costs of inventory ownership and distribution; accounts receivable billing and collections; and sales and marketing activities.

Effective July 1, 2004, the Company began to fully consolidate the operations of the ESCON product line. Under this new arrangement, McDATA recorded $1.6 million of ESCON product revenue related to sales made in July 2004. In addition, the Company recorded the initial ESCON product inventory of $340,000 on the balance sheet and has included outstanding purchase commitments in the overall contract manufacturer commitments at July 31, 2004.

In addition to the assumption of the ESCON business, the Company renegotiated the prior service agreement with EMC to include an increased service fee percentage through June 30, 2004. As a result, McDATA has recognized $1.6 million of previously deferred revenue related to past service fees which were in dispute. Additionally, the Company remitted to EMC approximately $11 million of ESCON-related collections, which were retained by the Company during the negotiations and classified in accrued liabilities in prior periods.

Note 3 – Restructuring Charges

During the quarter ended January 31, 2004, the Company announced that it was taking certain cost improvement actions, which included a workforce reduction and facility consolidation. Total planned restructuring costs of $3.6 million as of July 31, 2004 consist of severance and benefit charges, facility closure expenses, and other charges. Severance and benefit charges of $2.4 million consist of severance and related employee termination costs, including outplacement services, associated with the reduction of the Company’s workforce by approximately 92 employees, or 9% of the Company’s workforce. Facility closure charges of $1.1 million relate to estimated losses for a leased engineering facility in Toronto, Canada, net of expected sublease income. These charges represented the fair value of the lease liability based on assumptions regarding the vacancy period, sublease terms, other anticipated subleasing expenses and the probability of subleasing this space. The assumptions that the Company used were based on market data, including the then current vacancy rates and lease activities for similar facilities within the area. Should there be changes in real estate market conditions or should it take longer than expected to find a suitable tenant to sublease the remaining vacant facilities, adjustments to the facilities lease losses reserve may be necessary in future periods based upon then current actual events and circumstances.

Remaining accrued liabilities related to the Company’s fiscal 2003 restructuring program are included in accrued liabilities on the accompanying condensed consolidated balance sheets. No material changes in estimates were made to the restructuring accrual during the second quarter ended July 31, 2004. The Company expects to pay or otherwise substantially settle the remaining accrued liabilities during fiscal year 2004. The following table summarizes the Company’s utilization of restructuring accruals for the six months ended July 31, 2004:

Six Months Ended July 31, 2004	Employee Severance Benefits	Facility Closure	Other Costs	Totals
Remaining accrual at beginning of period	$2,238	$—	$—	$2,238
Expense provision	—	1,117	—	1,117
Cash payments and other	(2,299)	(134)	(123)	(2,556)
Changes in estimates	116	(38)	123	201

Accrual at end of period	$55	$945	$—	$1,000

Note 4 – Components of Selected Balance Sheet Accounts

	July 31, 2004	January 31, 2004
Inventories:
Raw materials	$9,775	$7,037
Work-in-progress	591	920
Finished goods	7,680	7,883

Total inventories at cost	18,046	15,840
Less reserves	(5,398)	(4,476)

Total inventories, net	$12,648	$11,364

Accrued liabilities:
Wages and employee benefits	$20,411	$17,489
Purchase commitments and other supply obligations	6,794	7,829
Warranty reserves (1)	4,396	4,522
Income taxes payable	1,888	1,783
Taxes, other than income tax	2,140	2,534
Interest payable	1,773	1,773
Customer obligations	5,331	4,729
ESCON agency funds	—	8,373
Other accrued liabilities	3,258	4,298

	$45,991	$53,330

(1)	Activity in the warranty reserves is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Balance at beginning of period	$4,380	$3,457	$4,522	$3,485
Warranty expense , net	417	563	494	663
Warranty claims	(401)	(123)	(620)	(251)

Balance at end of period	$4,396	$3,897	$4,396	$3,897

Note 5 – Equity Investment

On August 22, 2003, the Company purchased 13.6 million shares of preferred stock, or approximately 17.3% of the total outstanding shares of Aarohi Communications (Aarohi) for $6 million cash. Aarohi is a privately owned provider of next-generation intelligent storage networking technology. In addition to the equity investment, the Company has entered into a non-exclusive supply arrangement with Aarohi to purchase their ASIC chip for inclusion in the Company’s new product launches when, and if, Aarohi’s product becomes generally available. The Company has recorded its share of Aarohi’s net loss of approximately $541,000 and $1.1 million for the three months and six months ended July 31, 2004, respectively. The remaining net equity investment of approximately $262,000 is recorded as an other asset as of July 31, 2004. During the six months ended July 31, 2004, the Company received software development services from Aarohi at a cost of $52,000. These expenses have been classified as research and development expenditures.

Summarized unaudited financial information for Aarohi is as follows:

Six Months Ended June 30, 2004
Net sales	$61
Gross profit	$61
Operating loss	$(6,388)
Net loss	$(6,409)

As of June 30, 2004
Current assets	$8,129
Noncurrent assets	$1,453
Current liabilities	$823
Noncurrent liabilities	$2,307
Redeemable convertible preferred stock	$34,471
Retained deficit	$(28,028)

Note 6 – Goodwill and Intangible assets

Changes in the carrying amounts of goodwill are as follows:

Goodwill as of January 31, 2004	$78,787
Purchase price adjustment	(94)

Goodwill as of July 31, 2004	$78,693

The Company completed its acquisitions of Nishan Systems, Inc. and Sanera Systems, Inc. in the third quarter of 2003. No further material purchase adjustments are anticipated except for potential goodwill adjustments as a result of the potential future release of valuation allowance on the deferred tax assets of the acquired companies that was recorded at the time of the acquisitions.

The Company is currently amortizing its acquired intangible assets with finite lives over periods ranging from 1 to 6 years. During the quarter ended July 31, 2004, the Company identified the impairment of a customer relationship asset (the termination of Sanera’s prior Original Equipment Manufacturer’s Agreement with Computer Network Technology Corporation) with a net carrying value of $1.0 million. This impairment was mostly offset by the indemnification by former owners of Sanera. A net impairment charge of $50,000 has been recorded in general and administrative expenses. The following table summarizes the components of gross and net intangible asset balances:

	July 31, 2004			January 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$116,868	$21,363	$95,505	$116,769	$11,133	$105,636
Customer relationships	1,622	469	1,153	3,021	340	2,681
Other	3,813	1,678	2,135	5,993	2,997	2,996

Total intangible assets	$122,303	$23,510	$98,793	$125,783	$14,470	$111,313

Expected annual amortization expense related to acquired intangible assets is as follows:

Fiscal Years:
2004(1)	$11,200
2005	21,639
2006	19,494
2007	17,754
2008	17,418
Thereafter	11,288

Total expected amortization expense	$98,793

(1)	Reflects the remaining six months of fiscal 2004.

Amortization expense related to acquired intangible assets was $5.8 million and $0.5 million for the quarters ended July 31, 2004 and 2003, respectively. For the six months ended July 31, 2004 and 2003, amortization of purchased intangibles was $11.6 million and $1.1 million, respectively.

Note 7 – Interest and Other Income, Net

Interest and other income consists of:

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Interest income	$1,597	$1,561	$3,184	$3,506
Net realized gains/(losses) on available-for-sale investments	(324)	11	(483)	121
Unrealized loss on hedged investments	7	21	(38)	21

Interest and other income, net	$1,280	$1,592	$2,663	$3,648

Note 8 – Income Tax

For the three months ended July 31, 2004 and July 31, 2003 we recorded an income tax provision of $117,000 and $4.2 million, respectively. Income tax provisions of $658,000 and $7.4 million were recorded for the six months ended July 31, 2004 and 2003, respectively. The tax provision for fiscal 2004 reflects foreign tax that McDATA will owe on the profit of its foreign subsidiary activities as well as state taxes where there are insufficient tax operating losses to offset allocable taxable income. No federal tax benefit is recorded because the Company has established a valuation allowance against its entire net deferred tax asset. The tax provision for the three and six months ended July 31, 2003 reflects federal, state and foreign tax expense prior to the establishment of a valuation allowance.

Note 9 – Net Income (Loss) Per Share

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

Following is a reconciliation between basic and diluted earnings (loss) per share:

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Net income (loss)	$(5,425)	$9,133	$(15,269)	$14,445

Weighted average shares of common stock outstanding used in computing basic net income (loss) per share	115,551	114,606	115,253	114,462
Effect of dilutive stock options	—	3,894	—	3,634

Weighted average shares of common stock used in computing diluted net income (loss) per share	115,551	118,500	115,253	118,096

Basic net income (loss) per share	$(0.05)	$0.08	$(0.13)	$0.13

Diluted net income (loss) per share	$(0.05)	$0.08	$(0.13)	$0.12

Options not included in diluted share base because of the exercise prices	12,493	3,577	10,907	5,395

Options and restricted stock not included in diluted share base because of the net loss	7,549	—	9,135	—

Note 10 – Stock-Based Compensation

The Company has stock-based employee compensation and employee purchase plans, which are described more fully in the Company’s Annual Report on Form 10-K for the year ended January 31, 2004. In addition, the Board of Directors approved the Company’s 2004 Inducement Equity Grant Plan (the 2004 Plan) in May 2004. The 2004 Plan provides for the issuance of non-qualified options, stock bonus awards, stock purchase awards, stock appreciation rights, stock unit awards and other stock awards for newly hired employees of the Company. A maximum of 3 million shares are issuable under the 2004 Plan. As of July 31, 2004, there were approximately 5.6 million shares of common stock available for future grants under these plans.

The Company accounts for these plans according to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issues to Employees” (APB 25), and related interpretations and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123”. Any deferred stock compensation calculated pursuant to APB 25 is amortized ratably over the vesting period of the individual options, generally two to four years. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Net income (loss), as reported	$(5,425)	$9,133	$(15,269)	$14,445
Add: Total stock-based employee compensation expense included in net income (loss) as determined under the intrinsic value method, net of related tax effects	1,541	1,107	3,883	2,102
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(5,290)	(5,450)	(9,961)	(9,208)

Pro forma net income (loss)	$(9,174)	$4,790	$(21,347)	$7,339

Earnings (loss) per share:
Basic-as reported	$(0.05)	$0.08	$(0.13)	$0.13

Basic-pro forma	$(0.08)	$0.04	$(0.19)	$0.06

Diluted-as reported	$(0.05)	$0.08	$(0.13)	$0.12

Diluted-pro forma	$(0.08)	$0.04	$(0.19)	$0.06

Note 11 – Comprehensive Income (Loss)

Comprehensive income (loss) consisted of the following:

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Net income (loss)	$(5,425)	$9,133	$(15,269)	$14,445
Unrealized loss on investments, net of tax	(520)	(454)	(1,164)	(442)

Comprehensive income (loss)	$(5,945)	$8,679	$(16,433)	$14,003

Note 12 – Segment Information

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

A significant portion of revenue is concentrated with the largest storage OEMs. For the three months ended July 31, 2004, approximately 47% of our total revenue came from EMC as compared to 62% for the three months ended July 31, 2003; IBM contributed approximately 26% of our revenue compared to 18% for the three months ended July 31, 2003; and HDS contributed approximately 10% for the three months ended July 31 2004, and contributed less than 10% for the three months ended July 31, 2003. For the six months ended July 31, 2004, approximately 46% of our total revenue came from EMC as compared to 61% for the six months ended July 31, 2003; IBM contributed approximately 25% of total revenue compared to 17% for the six months ended July 31, 2003; and HDS contributed approximately 11% of total revenue for the six months ended July 31, 2004 as compared to 10% for the six months ended July 31, 2003. Other major storage and system vendors, including Dell, HP, STK and Sun, offer McDATA solutions. In addition to our storage and system vendors, we have relationships with many resellers, distributors and systems integrators. Sales to these other channels represented 17% and 12%, respectively for the three months ended July 31, 2004 and 2003 and 18% and 12%, respectively for the six months ended July 31, 2004 and 2003.

Revenues are attributed to geographic areas based on the location of the customers to which our products are shipped. International revenues primarily consist of sales to customers in Western Europe and the greater Asia

Pacific region. Included in domestic revenues are sales to certain OEM customers who take possession of our products domestically and then distribute these products to their international customers. In addition, included in revenues from Western Europe are sales to certain OEM customers who take possession of our products in distribution centers designated for international-bound product and then distribute these products among various international regions. Our mix of international and domestic revenue can, therefore, vary depending on the relative mix of sales to certain OEM customers. The increase in international revenues as a percentage of revenue is the result of increased sales in both Western Europe and the Asia Pacific region. Domestic and international revenue was approximately 64% and 36% of total revenue, respectively, for the three months ended July 31, 2004. For the three months ended July 31, 2003, domestic and international revenue was approximately 72% and 28% of total revenue, respectively. For the six months ended July 31, 2004, domestic and international revenue was 63% and 37% of total revenue as compared to 71% and 29%, respectively for the six months ended July 31, 2003.

Note 13 – Related Party Transaction

On June 10, 2004, the Company entered into a Software OEM Agreement (OEM Agreement) with Crosswalk, Inc. (Crosswalk). John F. McDonnell, a Class B shareholder of the Company and its former Chairman is the founder and sole director of Crosswalk. Pursuant to the OEM Agreement, the Company granted Crosswalk a license to develop and integrate the Company’s SANavigator® software into Crosswalk’s software platform, create certain enhancements for use with such integrated software product, and re-brand such integrated software product with Crosswalk’s trademarks. The Company also granted Crosswalk a limited license to distribute the integrated software product furnished by the Company. The Company has deferred a $250,000 license fee and is recognizing license fee revenue over the license period of twelve months. For the quarter ended July 31, 2004, approximately $42,000 of revenue had been recorded. Upon release and distribution of the Crosswalk proprietary software, software royalties will be recognized in accordance with the terms of the OEM Agreement and the Company’s revenue recognition policies.

Note 14 – Commitment and Contingencies

From time to time, the Company is subject to claims arising in the ordinary course of business. In the opinion of management and except as set forth below, no such matter, individually or in the aggregate, exists which is expected to have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

Manufacturing and Purchase Commitments

The Company has contracted with Sanmina SCI Systems, Inc. (SSCI), Solectron Corporation (Solectron) and others (collectively, Contract Manufacturers) for the manufacture of printed circuit boards and box build assembly and configuration for specific multi-protocol directors and switches. The agreements require the Company to submit purchasing forecasts and place orders sixty calendar days in advance of delivery. At July 31, 2004, the Company’s commitment with the Contract Manufacturers for purchases over the next sixty days totaled $48.2 million. The Company may be liable for materials that the Contract Manufacturers purchase on McDATA’s behalf if the Company’s actual requirements do not meet or exceed its forecasts and those materials cannot be redirected to other uses. At July 31, 2004, the Company had recorded obligations of approximately $6.8 million (See Note 4) primarily related to materials purchased by the Contract Manufacturers for certain end-of-life and obsolete material. Management does not expect the remaining commitments under these agreements to have a material adverse effect on the Company’s business, results of operations, financial position or cash flows.

The Company has various other commitments for sales and purchases in the ordinary course of business. In the aggregate, such commitments do not differ significantly from current market prices or anticipated usage requirements.

Litigation

Class Action Laddering Lawsuits

The Company, John F. McDonnell, the former Chairman of the board of directors, Dee J. Perry, a former officer and Thomas O. McGimpsey a current officer were named as defendants in purported securities class-action lawsuits filed in the United States District Court, Southern District of New York. The first of these lawsuits, filed on July 20, 2001, is captioned Gutner v. McDATA Corporation, Credit Suisse First Boston (CSFB), Merrill Lynch, Pierce Fenner & Smith Incorporated, Bear, Stearns & Co., Inc., FleetBoston Robertson Stephens et al., No. 01 CIV. 6627. Three other similar suits were filed against the Company and the individuals. The complaints are substantially identical to numerous other complaints filed against other companies that went public in 1999 and 2000. These lawsuits generally allege, among other things, that the registration statements and prospectus filed with the SEC by such companies were materially false and misleading because they failed to disclose (a) that certain underwriters had allegedly solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of shares in connection with the initial public offerings, or IPOs, and (b) that certain of the underwriters had allegedly entered into agreements with customers whereby the underwriters agreed to allocate IPO shares in exchange for which the customers agreed to purchase additional company shares in the aftermarket at pre-determined prices. The complaints allege claims against the Company, the named individuals, and CSFB, the lead underwriter of the Company’s August 9, 2000 initial public offering, under Sections 11 and 15 of the Securities Act of 1933. The complaints also allege claims solely against CSFB and the other underwriter defendants under Section 12(a)(2) of the Securities Act of 1933, and claims against the individual defendants under Section 10(b) of the Securities Exchange Act of 1934. Although management believes that all of the lawsuits are without legal merit and they intend to defend against them vigorously, there is no assurance that the Company will prevail.

In September 2002, plaintiffs’ counsel in the above-mentioned lawsuits offered to individual defendants of many of the public companies being sued, including the Company, the opportunity to enter into a Reservation of Rights and Tolling Agreement that would dismiss without prejudice and without costs all claims against such persons if the company itself had entity coverage insurance. This agreement was signed by Mr. McDonnell, the former Company Chairman, Mrs. Perry, the former chief financial officer, and Mr. McGimpsey, the current Vice President of Business Development and General Counsel and the plaintiffs’ executive committee. Under the Reservation of Rights and Tolling Agreement, the plaintiffs dismissed the claims against such individuals.

On February 19, 2003, the court in the above-mentioned lawsuits entered a ruling on the pending motions to dismiss, which dismissed some, but not all, of the plaintiffs’ claims against the Company. These lawsuits have been consolidated as part of In Re Initial Public Offering Securities Litigation (SDNY). The Company has considered and agreed to enter into a proposed settlement offer with representatives of the plaintiffs in the consolidated proceeding, and we believe that any liability on behalf of the Company that may accrue under that settlement offer would be covered by our insurance policies. Until that settlement is fully effective, management intends to vigorously defend against the consolidated proceeding.

Nishan Acquisition Related Lawsuit

In connection with the Company’s acquisition of Nishan, the Company was named along with Nishan, various investors of Nishan, CSFB and former board members and officers of Nishan in a lawsuit brought by Aamer Latif, a former board member and ex-CEO of Nishan, in the Superior Court of California, County of Santa Clara on September 11, 2003 (as amended on October 10, 2003 and March 24, 2004) entitled Aamer Latif v. Nishan Systems, Inc. et al (103 CV 004 939). The Complaint makes various allegations against the other defendants such as fraud, directors’ breach of the duty of care, shareholders’ breach of fiduciary duty, unjust enrichment, and conspiracy to commit unjust enrichment. The allegations made against the Company are vote buying, unjust enrichment, and conspiracy to commit unjust enrichment. The allegation made against Nishan is breach of Section 1602 of the California Corporations Code (a provision dealing with books and records inspection). The complaint primarily seeks compensatory damages of approximately $11.5 million and other relief. The defendants have agreed that lawsuit expenses are covered by indemnification under the merger agreement from the selling shareholders of Nishan. The defendants filed a demurer to dismiss this action, which was denied by the Court in January 2004. In May 2004, the defendants filed another demurer to dismiss this action. On August 6, 2004, the defendants received a favorable ruling from the Judge. The Judge ruled against Mr. Latif and dismissed his claims since they were barred by California’s appraisal rights statute (Corporations Code Section 1312(a)). The Judge also gave Mr. Latif 20 days leave to attempt to amend his complaint since it failed to state facts sufficient to constitute a legal cause of action. After significant review of the allegations made by the plaintiff, the Company strongly believes that the lawsuit is wholly without legal merit and the Company intends to vigorously defend against this action.

Indemnifications and Guarantees

During its normal course of business, the Company may enter into agreements with, among others, customers, resellers, OEMs, systems integrators and distributors. These agreements typically require the Company to indemnify the other party against product defects, third party claims or product infringements on patents or copyrights. The Company provides indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products.

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

Note 15 – Subsequent Events

In August 2004, the Company entered into agreements to sublease to an unrelated third-party a leased facility in Toronto, Canada through the Company’s remaining original lease term. In connection with these agreements, the Company made a one-time payment of approximately $1 million to satisfy all of its outstanding lease commitments for this facility. These payments will be applied against the restructuring reserve accrual discussed in Note 3 and approximate the original estimates made by the Company. In addition to this facility closure and release, management is currently evaluating potential leasing options for the Company’s headquarters in Broomfield, Colorado, for which its lease expires in mid-2006.

As previously disclosed, the Company has a stock repurchase program for up to $42 million of its common stock. As part of this repurchase program, in late August 2004, the Board authorized an SEC Rule 10b5-1 repurchase plan with a broker that allows the Company to make repurchases of our common stock including during traditional blackout periods. Under the program, the Company may repurchase common stock under SEC Rule 10b-18, SEC Rule 10b5-1, open market purchases, private purchases or under other allowable programs.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report filed on Form 10-K, with the Securities and Exchange Commission on April 15, 2004, and as amended on April 30, 2004 and August 23, 2004.

Overview

Competitive and Industry Environment

The market for our multi-protocol SAN switching hardware and software products is highly competitive. Our competitors are providing or plan to provide SAN switching and routing hardware and software that is multi-protocol capable such as Fibre Channel over IP (FCIP), SCSI over Internet (iSCSI), Internet Fibre Channel (iFCP) and InfiniBand(IB). A number of our current and potential competitors have longer operating histories, greater name recognition, access to larger customer bases, more established distribution channels and substantially greater financial and managerial resources. To remain competitive, we will need to build on the new products and technologies developed and acquired through our 2003 acquisitions of Nishan and Sanera as well as our investment in Aarohi Communications. In addition, we continue to expand our distribution channels for our product lines, including our Eclipse switch product line, which is based upon the technology acquired from Nishan. The financial results discussed below reflect our efforts to expand our channels and to develop our new hardware and software products for release in the last half of fiscal 2004. Our recent port sales of hardware products, although down from the first half of 2003, reflect increases from the quarter ended April 30, 2004 and our Eclipse SAN routing switch saw a strong increase in sales since its release in the fourth quarter of fiscal 2003. In addition, our software revenue has steadily increased from prior years to represent almost 15% of total revenue; up from 8% in the second quarter of 2003. Our operating expense results reflect our continued product development efforts and, in the last half of 2004, will reflect development and launch-related expenditures as we introduce new products. We also continue to make investments in our future technology.

We believe that we are well positioned in the industry with a full complement of hardware and software products that customers require for the next phase of their infrastructure development. Management believes the trend of revenue growth and the related competitive environment define the overall performance of the Company and provide a specific context to further analyze the financial results of the company.

Revenue Reclassification

Beginning during the three months ended July 31, 2004, we have presented a reformatted classification of revenue to provide further visibility into our product lines and to emphasize our software growth strategy. All prior periods have been reclassified to reflect the new classification. Our revenue comprises the following product categories:

•	Product Revenue – revenue from the sales of our director and switch products (including Eclipse SAN routers)

•	Software and Related Maintenance Revenue – revenue from the sales of our software licenses and related maintenance agreements. Our software maintenance agreements consist of our standard post-contract services (PCS) that are sold in conjunction with the initial sales of the software licenses. These services include customer support that provides bug fixes, upgrades and telephone support.

•	Other Service Revenue – revenue from our professional service offerings as well as services provided under extended maintenance and upgraded warranty contracts for our hardware products.

•	ESCON Revenue – historical revenue earned from the ESCON service agreement and, beginning July 1, 2004, ongoing revenue from our ESCON product sales.

ESCON Agreement Amendment

In 1997, we entered into a services agreement with McDATA Holdings Corporation, a wholly-owned subsidiary of EMC, to provide manufacturing and distribution management services for proprietary mainframe protocol, or ESCONTM, switching solutions manufactured for and sold to IBM. Under the terms of this agreement, we agreed to manage the ESCON product manufacture, design, order and product shipment in exchange for a service fee calculated as a fixed percentage of EMC’s ESCON revenues. In the second quarter ended July 31, 2004, we amended the service agreement to effectively assume the ESCON business operations. This comprises the acceptance of the rights, risks and costs of inventory ownership and distribution; accounts receivable billing and collections; and sales and marketing activities. We elected to amend the service agreement and effectively assume the ESCON business operations for two primary reasons. First, we believe that the gross margin dollars that we will earn by managing the business in its entirety will exceed the service fees we would have earned under the prior arrangement. Second, as a result of our amendment of the service agreement, we obtained a retroactive increase in the prior service fee.

Therefore, effective July 1, 2004, we began to fully consolidate the operations of the ESCON product line. Under this new arrangement, we recorded $1.6 million of ESCON product revenue related to sales made in July 2004. In addition, we recorded the initial ESCON product inventory of $340,000 on our balance sheet and have included outstanding purchase commitments in our overall contract manufacturer commitments at July 31, 2004. The ESCON technology is a mature technology, and therefore, we anticipate revenues from this product line will decline over time. We will classify the ESCON revenue results as “ESCON revenue” in an effort to segregate this business from our current product sales, including our next-generation products, which will be introduced in the second half of fiscal 2004.

In addition to the assumption of the ESCON business, the Company renegotiated the prior service agreement with EMC to include an increased service fee percentage through June 30, 2004. As a result, we have recognized $1.6 million of previously deferred revenue related to past service fees which were in dispute. Additionally, we remitted to EMC approximately $11 million of ESCON-related collections, which were retained by us during the negotiations and classified in accrued liabilities in prior periods.

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of total revenues.

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	44.2	40.8	43.9	42.0

Gross profit	55.8	59.2	56.1	58.0
Operating expenses:
Research and development	22.5	17.0	24.2	17.6
Selling and marketing	24.7	22.0	24.4	22.3
General and administrative	7.2	6.2	7.0	6.5
Amortization of purchased intangible assets	5.9	0.5	5.9	0.5
Amortization of deferred compensation	1.5	1.4	1.9	1.4
Restructuring charges	—	—	0.7	—

Total operating expenses	61.8	47.1	64.1	48.3

Income (loss) from operations	(6.0)	12.1	(8.0)	9.7
Interest and other income, net	1.1	0.4	1.2	0.7

Income (loss) before income taxes and equity in loss of affiliated company	(4.9)	12.5	(6.8)	10.4
Income tax expense	0.1	4.0	0.3	3.5

Income (loss) before equity in net loss of affiliated company	(5.0)	8.5	(7.1)	6.9
Equity in net loss of affiliated company	(0.6)	—	(0.6)	—

Net income (loss)	(5.6)%	8.5%	(7.7)%	6.9%

Revenues

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Product revenue	$74,873	$93,870	$154,157	$185,245
Software and related maintenance revenue	14,804	10,170	27,865	18,870
Other service revenue	4,580	2,427	8,873	5,058
ESCON revenue	3,964	547	4,555	1,020

Total Revenue	$98,221	$107,014	$195,450	$210,193

Product revenue of $74.9 million for the three months ended July 31, 2004 decreased 20% from $93.9 million for the three months ended July 31, 2003. This decline in product revenue reflects a 12% decrease in estimated director and switch ports sold and a 9% decrease in estimated average sales prices. Product revenue of $154.2 million for the six months ended July 31, 2004 decreased 17% from $185.2 million for the six months ended July 31, 2003. This decline in product revenue reflects a 5% decrease in estimated ports sold and a 15% decrease in estimated average sales prices from the second quarter ended July 31, 2003. The declines in sales of hardware ports reflects a subdued IT spending environment, as well as increased competition from the first half of fiscal 2003 when we experienced record product revenue. This economic and competitive environment has lengthened the decision making process of our end-users and lengthened our sales cycles. We expect the number of ports shipped to fluctuate depending on the demand for our existing and newly introduced products including the timing of product introductions by our OEM customers. We believe the decrease in average sales prices reflects historical pricing declines typical with our technology products, the ongoing competitive environment and marketing and sales programs. In addition, average sales price declines during the second quarter were deeper than previous quarters as we lowered pricing on our switch and director products in anticipation of the transition to lower cost switches and director blade components. Ongoing competition and macroeconomic factors could continue to provide downward pricing pressures that could impact our revenue growth and related margins.

For the three months ended July 31, 2004, software revenue of $14.8 million was a 46% increase from $10.2 million for the three months ended July 31, 2003. Software revenue of $27.9 million for the six months ended July 31, 2004 increased 48% from $18.9 million for the six months ended July 31, 2003. This revenue growth is due to continued revenue growth from our software products, including our SANavigator®, SANtegrity® and SAN routing software.

Other service revenue includes professional service revenue and revenue earned from our upgraded warranty and extended maintenance contracts on our hardware products. For the three months ended July 31, 2004, other service revenue increased 89% to $4.6 million as compared to $2.4 million for the three months ended July 31, 2003. For the six months ended July 31, 2004, other service revenue increased 75% to $8.9 million as compared to $5.1 million for the six months ended July 31, 2003. These increases are due primarily to higher sales of extended maintenance and upgraded warranty contracts sold in conjunction with our hardware products.

ESCON revenues of $4.0 million for the three months ended July 31, 2004, include both service fee revenue and product revenue (as of July 1, 2004) earned under the ESCON service agreement with EMC, which was amended in June 2004. The significant increase from $0.5 million for the three months ended July 31, 2003, reflects, in part, the $1.6 million of previously deferred service fees discussed above. These fees were deferred in prior periods in accordance with revenue recognition policies and the on-going contract negotiations. In addition, $1.6 million of gross ESCON product revenues earned subsequent to the amendment and our assumption of the ESCON business are also included in other revenues for the three months ended July 31, 2004.

A significant portion of our revenue is concentrated with the largest storage OEMs. For the three months ended July 31, 2004, approximately 47% of our total revenue came from EMC as compared to 62% for the three months ended July 31, 2003; IBM contributed approximately 26% of our revenue compared to 18% for the three months ended July 31, 2003; and HDS contributed approximately 10% for the three months ended July 31 2004, and contributed less than 10% of total revenue for the three months ended July 31, 2003. For the six months ended July 31, 2004, approximately 46% of our total revenue came from EMC as compared to 61% for the six months ended July 31, 2003; IBM contributed approximately 25% of total revenue compared to 17% for the six months ended July 31, 2003; and HDS contributed approximately 11% of total revenue for the six months ended July 31, 2004 as compared to 10% for the six months ended July 31, 2003. Other major storage and system vendors, including Dell, HP, STK and Sun, offer McDATA solutions. In addition to our storage and system vendors, we have relationships with many resellers, distributors and systems integrators. Sales to these other channels represented 17% and 12%, respectively for the three months ended July 31, 2004 and 2003 and 18% and 12%, respectively for the six months ended July 31, 2004 and 2003. The decline in the revenue from EMC as a percentage of our sales is the result of the entrance of new competitors into the storage market and the lengthened sales cycle in the high-end director market; as well as the overall growth in revenue dollars from our other OEMs and non-OEM channels. Expanding our reseller, distributor and system integrator channels into Small Medium Enterprise (SME) and vertical markets will be a strategic focus for us as we continue to grow our business. However, the level of sales to any single customer may vary and the loss of any one significant customer, or a decrease in the level of sales to any significant or group of significant customers, could harm our financial condition and results of operations. Given the dependencies on our limited number of OEM resellers combined with an increasingly competitive environment, we may experience continued adverse price pressures at critical times near the end of the fiscal quarters.

Domestic and international revenue was approximately 64% and 36% of our total revenue, respectively, for the three months ended July 31, 2004. For the three months ended July 31, 2003, domestic and international revenue was approximately 72% and 28% of our total revenue, respectively. For the six months ended July 31, 2004, domestic and international revenue was 63% and 37% of total revenue as compared to 71% and 29%, respectively for the six months ended July 31, 2003. Revenues are attributed to geographic areas based on the location of the customers to which our products are shipped. International revenues primarily consist of sales to customers in Western Europe and the greater Asia Pacific region. Included in domestic revenues are sales to certain OEM customers who take possession of our products domestically and then distribute these products to their international customers. In addition, included in revenues from Western Europe are sales to certain OEM customers who take possession of our products in distribution centers designated for international-bound product and then distribute these products among various international regions. Our mix of international and domestic revenue can, therefore, vary depending on the relative mix of sales to certain OEM customers. The increase in international revenues as a percentage of revenue is the result of increased sales in both Western Europe and the Asia Pacific region.

Gross Profit

Gross profit margin of 56% for the three months ended July 31, 2004 reflects a 330 basis point decline from the gross profit margin of 59% for the three months ended July 31, 2003. Costs of goods sold consists of product costs, which are generally variable, and manufacturing operating cost, which include both variable and fixed expenses. Product costs as a percentage of revenue increased 0.7% due to increases in lower revenue and average sales prices which were offset by higher margin software revenues, lower component costs and the one time increase in revenue due to retroactive ESCON service fees. Manufacturing operating costs as a percentage of revenue increased 2.6% due primarily from a $2.2 million release of inventory reserves and obligations during the second quarter of fiscal 2003.

For the six months ended July 31, 2004 and 2003, gross profit margin was 56% and 58%, respectively, reflecting a decrease of 190 basis points. Product costs as a percentage of revenue increased 0.5% due to lower revenues which were offset by increases in higher margin software sales, lower component costs and the one-time increase in revenue due to retroactive ESCON service fees. Manufacturing operating costs as a percentage of revenue increased 1.4% due lower revenues. In addition, during the six months ended July 31, 2003, we released inventory-related reserves and obligations of approximately $2.7 million or 1.3% of the six-month 2003 gross margins reported above.

In anticipation of the competitive-driven and natural decline in selling prices, we continue to drive cost advantages through our engineering and manufacturing processes. In April 2004, we announced the availability of the lower cost versions of our second-generation switch technology and began shipping the lower cost versions of our director components. Through these actions, we anticipate gross profit margin will remain in the mid-50 percent range through the third quarter of fiscal 2004.

Operating Expenses

Research and Development Expenses. Research and development expenses consist primarily of salaries and related expenses for personnel engaged in engineering and R&D activities; fees paid to consultants and outside service providers; nonrecurring engineering charges; prototyping expenses related to the design, development, testing and enhancement of our products; depreciation related to engineering and other test equipment; and IT and facilities expenses.

For the three months ended July 31, 2004, research and development expenses increased by $4.0 million to $22.1 million as compared with $18.2 million for the three months ended July 31, 2003. This increase was primarily due to a $3.8 million increase in personnel related expenses attributable to our third quarter 2003 acquisitions and a $3.0 million increase in spending related to product development and testing. This increased spending was partially offset by increases in the capitalization of software development costs, i.e. less expense, from the second quarter of fiscal 2003. Capitalized software costs increased $2.7 million to $4.7 million for the three months ended July 31, 2004 compared to $2.0 million for the three months ended July 31, 2003. These costs vary in conjunction with stages of development of our application software, our new director and switch products and related firmware software.

For the six months ended July 31, 2004, research and development increased by $10.2 million to $47.2 million as compared with $37.0 million for the six months ended July 31, 2004. This increase was primarily due to a $7.4 million increase in personnel related expenses attributable to fiscal 2003 acquisitions and a $7.2 million increase in spending related to new product development and testing. This increased spending was partially offset by increases in the capitalization of software development costs from fiscal 2003. Capitalized software costs for the six months ended July 31, 2004, increased $4.3 million to $7 million as compared to $2.7 million for the six months ended July 31, 2003. These costs vary in conjunction with stages of development of our application software, our new director and switch products and related firmware software.

We currently expect that research and development expenses for the three months ending October 31, 2004 will increase on an absolute dollar basis as we will incur additional development costs related to the completion of our new product offerings and we will experience declines in expenses eligible for capitalization.

Selling and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing and sales; costs associated with promotional and travel expenses; and IT and facilities expenses.

For the three months ended July 31, 2004, selling and marketing expenses increased by $0.8 million to $24.2 million as compared to $23.5 million for the three months ended July 31, 2003. This increase was primarily due to a $1.0 million increase for increased tradeshow and marketing activities offset by $0.6 million decline for reduced personnel expenses driven by the lowered revenue.

For the six months ended July 31, 2004, selling and marketing expenses increased by $1.0 million to $47.7 million as compared to $46.9 million for the six months ended July 31, 2003. Increases in travel, personnel and equipment costs of $1.5 million in fiscal 2004 were offset by a $1.0 million decrease in customer acquisition costs from the six months ended July 31, 2003 attributable to two new OEM contracts signed during that period.

We currently expect that sales and marketing expenses for the three months ending October 31, 2004 will increase on an absolute dollar basis as we will incur additional launch costs related to the introduction of our new product offerings.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses for corporate executives, finance, human resources and investor relations, as well as accounting and professional fees, corporate legal expenses, other corporate expenses, and IT and facilities expenses.

For the three months ended July 31, 2004 and 2003, respective, general and administrative expenses were $7.1 million and $6.7 million. For the six months ended July 31, 2004 and 2003, respectively, general and administrative expenses were $13.7 million and $13.6 million.

Amortization Of Purchased Intangible Assets. Amortization of purchased intangible assets was $5.8 million and $0.5 million for the three months ended July 31, 2004 and 2003, respectively, and $11.6 million and $1.0 million for the six months ended July 31, 2003, respectively. The increases were the result of our fiscal 2003 acquisitions through which we recorded approximately $113 million of amortizable intangible assets. These assets are being amortized on a straight-line basis over a period of one to six years.

Amortization of Deferred Compensation. Amortization of deferred compensation was $1.5 million for the three months ended July 31, 2004, and $1.6 million for the three months ended July 31, 2003 (of which approximately $52,000 and $133,000 was included in cost of revenue, respectively). Deferred amortization expense of $3.9 million was recorded for the six months ended July 31, 2004 and $3.2 million for the same period July 31, 2003 (of which approximately $136,000 and $270,000 was included in cost of revenue, respectively). We have recorded deferred compensation in connection with Class B common stock options granted prior to our August 9, 2000 initial public offering (IPO) and restricted Class B stock grants granted through our equity incentive plans. In addition, we issued approximately 1.0 million shares of Class B restricted common stock with vesting periods ranging from 12 to 24 months in connection with our acquisitions during fiscal 2003. We are amortizing all deferred compensation on a straight-line basis over the vesting period of the applicable options and stock awards. Deferred compensation expense related to these awards will decrease as the awards become fully vested over the following two to five years

Restructuring Charges. In the fourth quarter of fiscal 2003, we announced that we were taking certain cost improvement actions, which included a workforce reduction and facility consolidation. During the six months ended July 31, 2004, we completed our planned closure of our Toronto engineering facility and recorded an approximate $1.1 million restructuring charge related to this closure. In addition, we incurred an additional $239,000 restructuring charge in fiscal 2004 for additional severance-related and other costs as we finalized the reduction in workforce that was initiated in the fourth quarter of 2003.

Interest and Other Income. Interest and other income consisted primarily of interest earnings on our cash, cash equivalents and various investment holdings. Interest and other income decreased to $1.3 million for the three months ended July 31, 2004 as compared with $1.6 million for the three months ended July 31, 2003. Interest and other income decreased to $2.7 million for the six months ended July 31, 2004 as compared with $3.6 million for the six months ended July 31, 2003. This decrease in income reflects the use of a portion of our investment portfolio to fund our third quarter 2003 acquisitions. Fluctuations in our investment balances as well as fluctuations in interest rates could cause our investment income to vary between periods.

Interest Expense. For the three months ended July 31, 2004, interest expense decreased $1.0 million to $0.2 million compared with $1.2 million for the three months ended July 31, 2003. For the six months ended July 31, 2004, interest expense decreased $1.8 million to $0.5 million compared to $2.3 million for the six months ended July 31, 2003. These decreases were attributable to the interest rate swap which was established during the second quarter fiscal 2003. This interest-rate swap agreement has the economic effect of modifying the fixed interest obligations associated with our convertible debt so that the interest payable on the majority of the debt effectively becomes variable based on the six-month London Interbank Offered Rate (LIBOR) minus 152 basis points. The reset dates of the swap are February 15 and August 15 of each year until maturity on February 15, 2010. At July 31, 2004, the six-month LIBOR setting was set at 1.175%, resulting in a rate of minus 0.345%, which was effective until August 15, 2004. On August 16, 2004, the six-month LIBOR setting was reset to 1.92%, resulting in a rate of approximately 0.4%, which is effective until February 15, 2005. Significant increases in interest rates in future periods could significantly increase interest expense.

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

We are subject to audit by federal, state and foreign tax authorities. These audits may result in additional tax liabilities. We account for such contingent liabilities in accordance with SFAS No. 5, Accounting for Contingencies, and believe that we have appropriately provided for taxes for all years. Several factors drive the calculation of our tax reserves including (i) the expiration of statutes of limitations, (ii) changes in tax law and regulations, and (iii) settlements with tax authorities. The occurrence of any of these events may result in adjustments to our reserves that could impact our reported financial results.

The Internal Revenue Service is currently conducting an audit of the Company’s US income tax returns for 2000, 2001 and 2002. An audit of these years is mandated by the procedures for Joint Committee cases due to the carry back of tax losses from the 2001 and 2002 tax years to 2000. In addition, the state of Colorado has notified the Company of its intent to review income tax returns filed with the state for 2001 and 2002.

Liquidity and Capital Resources

Our financial condition remains solid. At July 31, 2004, cash, short- and long-term investments were $321 million compared to approximately $317 million as of January 31, 2004. These balances both include approximately $5 million of restricted cash that we are required to maintain in relation to the interest rate swap we have executed in connection with our convertible debt. We invest excess cash predominantly in debt and equity instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than three years with the intent to make such funds readily available for operating purposes, including expansion of operations and potential acquisitions or other transactions.

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

In summary, our cash flows were:

	Six Months Ended July 31,
Source/(use) (in thousands)	2004	2003
Net cash provided by operating activities	$15,630	$40,675
Net cash used by investing activities	(27,558)	(162,999)
Net cash provided by financing activities	1,078	142,910

The decrease in cash provided by operating activities reflects the net loss for the six months ended July 31, 2004 adjusted for non-cash charges including depreciation, amortization, deferred compensation and changes in working capital items. Working capital items include accounts receivable, inventories, other current and non-current assets, accounts payable, accrued liabilities and deferred revenue. Accounts receivable was the source of $9.1 million in the first six months of fiscal year 2004 compared to a use of $16.9 million in the first six months of 2003. Days sales outstanding (DSO) was 50 days and 45 days for the six months ended July 31, 2004 and 2003, respectively. The change between years is the result of the timing and collections compared to the linearity of billings within the quarter. The use of cash of $8.1 million in the first half of fiscal 2004 for the net purchase of inventories compares to the $2.9 million use of cash in the first half of fiscal 2003. The increased purchasing reflects the build of inventories surrounding the next generation of products that are currently in the pre-production phase. The use of cash of $4.9 million from accounts payable and accrued liabilities for the six months ended July 31, 2004 compares to the $15.2 million source of cash for the six months ended July 31, 2003. This change reflects the timing of payments of vendor invoices as well as an $11 million payment made during the second quarter of fiscal 2004 to EMC in connection with the ESCON service agreement amendment.

The decrease in net cash used by investing activities reflects the use of cash proceeds from the issuance of convertible subordinated notes to purchase investments in the six months ended July 31, 2003, offset in part by an increase in property, plant and equipment purchases and capitalization of software development costs.

Net cash provided by financing activities during the six months ended July 31, 2004 reflects proceeds from the issuance of common stock from stock option exercises and purchases under the Company’s employee stock purchase plan. In the February 2003, we issued convertible subordinated notes of $172.5 million in principal amount, with proceeds of $167 million. The 2.25% convertible subordinated notes mature in February 2010, unless converted into McDATA common stock at a conversion price of $10.71 per share, subject to certain conversion price adjustments. Offsetting these net proceeds were the use of $20.5 million of those proceeds to enter into share option transactions and $5 million of cash being classified as restricted related to our interest rate swap agreement.

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

Commitments

The Company has contracted with Sanmina SCI Systems, Inc. (SSCI), Solectron Corporation (Solectron) and others (collectively, Contract Manufacturers) for the manufacture of printed circuit boards and box build assembly and configuration for specific multi-protocol directors and switches. The agreements require the Company to submit purchasing forecasts and place orders sixty calendar days in advance of delivery. At July 31, 2004, the Company’s commitment with the Contract Manufacturers for purchases over the next sixty days totaled $48.2 million. The Company may be liable for materials that the Contract Manufacturers purchase on McDATA’s behalf if the Company’s actual requirements do not meet or exceed its forecasts and those materials cannot be redirected to other uses. At July 31, 2004, the Company had recorded obligations of approximately $6.8 million (See Note 4) primarily related to materials purchased by the Contract Manufacturers for certain end-of-life and obsolete material. Management does not expect the remaining commitments under these agreements to have a material adverse effect on the Company’s business, results of operations, financial position or cash flows.

In February 2003, the Company sold $172.5 million of 2.25% convertible subordinated notes due February 15, 2010 (the Notes). The Notes are convertible into our Class A common stock at conversion rate of 93.3986 shares per $1,000 principal amount of notes (aggregate of approximately 16.1 million shares) or $10.71 per share, subject to certain conversion adjustments. Upon a conversion, the Company may choose to deliver shares of our Class A common stock, or, in lieu of shares of our Class A common stock, cash or a combination of cash and shares of Class A common stock. We are required to pay interest on February 15 and August 15 of each year, beginning August 15, 2003. Debt issuance costs of $5.6 million are being amortized over the term of the Notes. The amortization of debt issuance costs will accelerate upon early redemption or conversion of the Notes. The net proceeds remain available for general corporate purposes, including working capital requirements and capital expenditures.

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

In July 2003, we entered into an interest-rate swap agreement with a notional amount of $155.3 million that has the economic effect of modifying the fixed interest obligations associated with the Notes so that the interest payable on the majority of the Notes effectively becomes variable based on the six-month LIBOR minus 152 basis points. The reset dates of the swap are February 15 and August 15 of each year until maturity on February 15, 2010. On February 15, 2004, the six-month LIBOR setting was reset to 1.175%, resulting in a rate of approximately minus 0.345%, which is effective until August 15, 2004. At July 31, 2004, the six-month LIBOR setting was set at 1.175%, resulting in a rate of minus 0.345%, which was effective until August 15, 2004. On August 16, 2004, the six-month LIBOR setting was reset to 1.92%, resulting in a rate of approximately 0.4%, which is effective until February 15, 2005. Significant increases in interest rates could significantly increase the interest expense we are obligated to pay to holders of the Notes in future periods. The swap was designated as a fair value hedge and, as such, the gain or loss on the derivative instrument, as well as the fully offsetting gain or loss on the Notes attributable to the swap, were recognized in earnings. We are also required to post collateral based on changes in the fair value of the interest rate swap. This collateral, in the form of restricted cash, was $5.0 million at July 31, 2004.

The following table summarizes our contractual obligations (including interest expense) and commitments as of July 31, 2004 (in thousands):

	Total	Less Than 1 Year	1-3 Years	More than 5 years
Convertible subordinated debt	$172,500	$—	$—	$172,500
Non-cancelable operating leases	54,921	9,659	12,342	32,920
Non-cancelable purchase agreements	48,213	48,213	—	—
Capital leases, including interest	1,385	941	444	—

Total contractual obligations	$277,019	$58,813	$12,786	$205,420

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

With respect to revenue from our configured products, we request evidence of sell-through from our OEM and distributor partners prior to recognizing revenue. In situations where our OEM and distributor partners refuse to provide sell-through information when requested, but all the criteria under SAB 104 (as discussed above) have been met, we recognize revenue for such configured products. These configured products represent high value, customized solutions of directors, cabinets and various combinations of port cards ordered by our OEM and distributor partners as required by the end user. Non-configured products and components, such as our switch products, port cards, and FlexPort upgrades, are recognized as revenue when the criteria for SAB 104 (as discussed above) have been met, generally at time of shipment. Revenue for both configured and non-configured products and components is reduced for estimated customer returns, price protection rebates, and other contract terms that are provided to the Company’s OEMs, distributors and resellers. These estimates are calculated in accordance with SFAS No. 48, “Revenue Recognition When Rights of Return Exist” (SFAS 48) and rely on historical experience. We have not experienced credits in excess of 1% of annual revenues. If actual credit experience varies from our historical experience due to changes in product technology, the pricing environment or other unforeseen factors, our revenue could be adversely affected. Additionally, to date our distributor revenue has represented a small portion of our overall revenues and our historical experience regarding returns or credits under price protection or inventory rotation rights has not been sufficient to recognize revenue for non-configured products at time of shipment. Accordingly, these revenues are currently recorded when evidence of sell-through is obtained. As our business and experience with distributors continues to increase and relevant historical information is obtained and monitored, we plan to estimate the potential for returns in accordance with SFAS 48 and record revenues upon shipment if all SAB 104 revenue recognition criteria have been met. We believe we have obtained sufficient historical experience as of the end of the second quarter of fiscal 2004, and therefore, we will recognize distributor revenue at time of shipment beginning in Q3 2004. At July 31, 2004, the amount of unearned distributor revenue was $1.3 million. If actual credits received by our partners for returns or price protection and inventory rotation actions were to deviate significantly from our estimates, which are based on historical experience, our revenue could be adversely affected.

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

Additionally, we have certain purchase commitments with our Contract Manufacturers that are non-cancelable. We may be liable for materials that our third-party manufacturers purchase on our behalf if our actual requirements do not meet or exceed our forecasts and those materials cannot be redirected to other uses by the Contract Manufacturers. We evaluate these open purchase orders in light of our current inventory on hand, expected demand, market conditions and new product introductions. Based on this information, we record purchase obligations for inventory we believe is excess or obsolete and cannot be redirected to other uses by our contract manufacturers. At July 31, 2004, the Company’s commitment with our Contract Manufacturers for purchases over the next sixty days totaled $48.2 million, of which we had recorded reserves of $6.8 million. Adverse changes in our and our contract manufacturers’ calculations and assumptions concerning these purchase commitments may result in an increase to our vendor obligations and increase our cost of revenue.

Warranty Provision

We also provide for estimated expenses for warranty obligations as revenue is recognized. These estimates are based primarily on our historical experience with product failures, cost to repair and known identified product quality issues. Our historical warranty claims has been immaterial with actual warranty claims representing less than 1% of our annual cost of sales. Future material changes in our product and component quality or significant increases in our warranty repair and replacement cost could require revisions to the estimated warranty liability and could significantly increase our product costs, cause significant customer relations problems and reduce revenue.

Income Taxes

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We are required to estimate our income taxes in each jurisdiction where we operate. This process involves estimating our actual current income tax expense together with assessing temporary differences resulting from the different treatment of items for income tax and accounting purposes such as the timing of revenue recognition and accrued expenses, depreciation methods, and reserve accounts, as well as research and development costs. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet.

These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet net of any valuation allowance. In evaluating the need for a valuation allowance, we assessed the likelihood that our net deferred tax assets will be recovered from future taxable income. We have considered past operating losses, cumulative losses for financial accounting in recent years, estimated future taxable income and our ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. After considering all available evidence, both positive and negative, management concluded, after applying the provisions of SFAS 109, that it is more likely than not that we will not be able to realize our deferred tax assets in the future. Therefore, a full valuation allowance has been provided against those deferred tax assets. The portion relating to the acquisitions is applied as an increase to the basis of other assets from the acquired companies.

We are subject to audit by federal, state and foreign tax authorities. These audits may result in additional tax liabilities. We account for such contingent liabilities in accordance with SFAS No. 5, Accounting for Contingencies, and believe that we have appropriately provided for taxes for all years. Several factors drive the calculation of our tax reserves including (i) the expiration of statutes of limitations, (ii) changes in tax law and regulations, and (iii) settlements with tax authorities. The occurrence of any of these events may result in adjustments to our reserves that could impact our reported financial results.

Valuation of Long-Lived Assets Including Goodwill and Purchased Intangible Assets

We have performed and will perform an annual impairment test for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, (SFAS 142). This review is based on a comparison of the carrying value of our net assets including goodwill balances to the fair value of our net assets using the quoted market price of our common stock. We performed the 2004 impairment test during our first fiscal quarter and determined that no impairment loss should be recognized. In the event that business conditions change and our market value were to drop significantly below year-end levels, future tests may result in a need to record a loss due to write down of the value of goodwill. At July 31, 2004, goodwill recorded in the consolidated balance sheet totaled $78.7 million.

We currently operate our business as a single solutions business and do not maintain separate cash flows or operating margins on a segmented level. Future operating losses, deterioration of our business or segmentation of our operations in the future could also lead to impairment adjustments as such issues are identified.

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

Restructuring Charges

We monitor and regularly evaluate our organization structure and associated operating expenses. Depending on events and circumstances, we may decide to restructure our operations to reduce future operating costs. In determining the restructuring charges, we analyze our future operating requirements, including the required headcount by functions and facility space requirements. Our restructuring costs, and any resulting accruals, involve significant estimates made by management using the best information available at the time the estimates are made, some of which may be provided by third parties. In recording facilities lease loss reserves, we make various assumptions, including the time period over which the facilities will be vacant, expected sublease terms, expected sublease rates, anticipated future operating expenses, and expected future use of the facilities. Our estimates involve a number of risks and uncertainties, some of which are beyond our control, including future real estate market conditions and our ability to successfully enter into subleases or lease termination agreements with terms as favorable as those assumed when arriving at our estimates. We regularly evaluate a number of factors to determine the appropriateness and reasonableness of our restructuring and lease commitment accruals including the various assumptions noted above. If actual results differ significantly from our estimates, we may be required to adjust our restructuring accruals in the future.

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

The market for our multi-protocol SAN switching and routing hardware and software products is highly competitive, especially with the entrance of competitors from the IP based switch market. Our competitors are providing or plan to provide SAN switching hardware and software that is multi-protocol capable (such as Fibre Channel over IP (FCIP), SCSI over Internet (iSCSI), Internet Fibre Channel (iFCP) and InfiniBand). Our competitors in the this market include Brocade, CNT, Cisco, QLogic Corp., Emulex Corporation (which acquired Vixel Corporation), Broadcom Corporation (which acquired the assets of Gadzoox Networks), Veritas Software Corporation, Fujitsu Softech and others, including storage hardware device providers. Given Cisco’s entrance into the SAN switching and routing market, other IP based switching companies such as Juniper, Extreme, Foundry and others may enter the market for multi-protocol SAN products. Many of our competitors and potential competitors have longer operating histories, greater name recognition, access to larger customer bases, more established distribution channels and substantially greater financial and managerial resources than McDATA. Given the highly competitive market, we anticipate continued lengthened sales cycles and continued downward pricing pressures. To be competitive, we may have to substantially increase headcount in our direct-assist sales model and migrate to a direct end-user customer touch and possibly to direct sales, which we may not be able to do successfully and which, in any case, will increase expenses. Continued or increased competition could result in pricing pressures, reduced sales, reduced margins, reduced profits, reduced market share, further elongating of sales cycles, or the failure of our products to achieve or maintain market acceptance.

We incurred a substantial loss for the six months ended July 31, 2004 and for the fiscal years ended January 31, 2004 and December 31, 2002, and may not be profitable in the future.

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

We depend on EMC and IBM, for a significant portion of our total revenue. Sales to EMC and IBM represented approximately 47% and 26%, respectively, of our revenue for the three months ended July 31, 2004 and 46% and 25% respectively, for the six months ended July 31, 2004. We anticipate that our future operating results will continue to depend heavily on sales to EMC and IBM. EMC and IBM resell products offered by our competitors, and nothing restricts EMC and IBM from expanding those relationships in a manner that could be adverse to us. Therefore, the loss of either EMC or IBM as a customer, or a significant reduction in sales to either EMC or IBM could significantly reduce our revenue. While we are aware that Dell sources some of our switch product through EMC, it is unclear whether this mitigates our dependency on EMC. Our product sales agreements with sales partners do not provide for the purchase of a guaranteed minimum amount of product.

Our business may be subject to seasonal fluctuations and uneven sales patterns in the future.

Many of our OEM partners experience seasonality and uneven sales patterns in their businesses. For example, some of our partners close a disproportionate percentage of their sales transactions in the last month, weeks and days of each quarter; and other partners experience increased sales during the fourth calendar quarter of each year.

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

For the three months ended July 31, 2004, we derived a significant portion of our revenue from sales of our director-class IntrepidTM switch products. We expect that revenue from our director-class IntrepidTM switch products will continue to account for a substantial portion of our revenue for the foreseeable future. Factors such as performance, market positioning, the availability and price of competing products, the introduction of new technologies and the success of our OEM, reseller and systems integrator customers will affect the market acceptance of our products. Therefore, continued market acceptance of these products and their successor products, along with our SphereonTM switches and Eclipse® routers, are critical to our future success.

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

We conduct significant marketing, pre-sales assistance and customer support operations in countries outside of the United States and also depend on non-U.S. operations of our contract manufacturers, and our distribution partners. Further, we utilize an India-based firm to provide certain software engineering services, and our virtualization chip supplier, Aarohi Communications, is also reliant on offshore engineering. We derived approximately 36% of our revenue for the three months ended July 31, 2004, from customers located outside of the United States. We believe that our continued growth and profitability will require us to continue to expand marketing and selling efforts internationally. We have limited experience in marketing, distributing and supporting our products internationally and may not be able to maintain or increase international market demand for our products. In addition, our international operations are generally subject to inherent risks and challenges that could harm our operating results, including:

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

The European Union has finalized the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. This directive must now be enacted and implemented by individual European Union governments (such legislation together with the directive, the “WEEE Legislation”), and certain producers are to be financially responsible under the WEEE Legislation beginning in August 2005. In addition, the European Parliament has enacted a requirement for the recovery of hazardous substance (RoHS). This legislation governs the recovery of such substances as mercury, lead, cadmium, and hexavalent cadmium. We are currently reviewing the applicability of WEEE and RoHS Legislation to our electronic products. Accordingly, we cannot currently estimate the extent of increased costs resulting from the WEEE and RoHS Legislation. Similar legislation may be enacted in other geographies, including federal and state legislation in the United States, the cumulative impact of which could be significant costs.

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

In addition, our engineering and product development teams are critical in developing our products and have developed important relationships with customers and their technical staffs. The loss of any of these key personnel, including our senior sales staff, could harm our operations and customer relationships. We do not have key person life insurance on any of our key personnel. Given our recent acquisitions of Nishan and Sanera, a large percentage of our engineering development team is now located in California, is new to the Company and may not operate as efficiently during the transition period. In January 2004, we announced a 9% reduction in-force (RIF) of our employee base and we have closed down our Canadian engineering operations.

We believe our future success will also depend in large part upon our ability to attract and retain highly-skilled managerial, engineering, sales and marketing, and finance and operations personnel. If we increase our production and sales levels, we will need to attract and retain additional qualified skilled workers for our operations. In the last year, there has been an increasing demand for such personnel by companies, some of which are larger and have greater resources to attract and retain highly qualified personnel. We cannot assure you that we will continue to be able to attract and retain qualified personnel, or that delays in hiring required personnel, particularly engineers, will not delay the development or introduction of products or materially adversely impact our ability to sell our products.

Risks related to internal controls.

Public companies in the United States are required to review their internal controls under the Sarbanes-Oxley Act of 2002. It should be noted that any system of controls, however well-designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. If the internal controls put in place by us are not adequate or in conformity with the requirements of the Sarbanes-Oxley Act of 2002, and the rules and regulations promulgated by the Securities and Exchange Commission, we may be forced to restate our financial statements and take other actions which will take significant financial and managerial resources, as well as be subject to fines and other government enforcement actions.

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

We currently purchase several key components from single or limited sources. We purchase application specific integrated circuits (ASICs), special purpose processors and power supplies from single sources, and gigabit interface converters and optic transceivers from limited sources. Additional sole or limited sourced components may be incorporated into our products in the future. Delays in the delivery of components for our products could result in delays or the inability to meet our customers’ demands and result in decreased revenue. We do not have any long-term supply contracts to ensure sources of supply of components. In addition, our suppliers may enter into exclusive arrangements with our competitors, stop selling their products or components to us at commercially reasonable prices or refuse to sell their products or components to us at any price, which could harm our operating results. Further, we have purchased components from our suppliers from time to time that have been subsequently found not to meet the supplier’s published specifications. If our suppliers are unable to provide (or we are unable otherwise to obtain) components for our products on the schedule and in the quantities and quality we require, we will be unable to manufacture our products. We have experienced and may continue to experience production delays and quality control problems with certain of our suppliers (including our optics suppliers), which, if not effectively managed, could prevent us from satisfying our production requirements. If we fail to effectively manage our relationships with these key suppliers, or if our suppliers experience delays, disruptions, capacity constraints or quality control problems in their manufacturing operations, our ability to manufacture and ship products to our customers could be delayed, and our competitive position, reputation, business, financial condition and results of operations could be seriously harmed.

The loss of our contract manufacturers, or the failure to forecast demand accurately for our products or to manage our relationship with our contract manufacturers successfully, would negatively impact our ability to manufacture and sell our products.

We rely on Sanmina SCI, Inc. (SSCI), Solectron Corporation, Pycon Incorporated, IBM and LSI Logic, together our contract manufacturers, to manufacture our products. Our contract manufacturers are not obligated to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order. In addition, our contract manufacturers do not guarantee that adequate capacity will be available to us within the time required to meet additional demand for our products. We generally place forecasts for products with our contract manufacturers approximately four to five months prior to the anticipated delivery date, with order volumes based on forecasts of demand for our products. We generally place purchase orders sixty calendar days in advance of delivery. If we fail to forecast demand for our products accurately, we may be unable to obtain adequate manufacturing capacity from our contract manufacturers to meet our customers’ delivery requirements or unexpected increases in customer purchase orders. As a result, we may not be able to benefit from any incremental demand and could lose customers. If we over-estimate demand for our product, we may accumulate excess inventories and obligations to our contract manufacturers under binding purchase orders in excess of our needs. At July 31, 2004, our commitment with our contract manufacturers for purchases and anticipated transformation costs over the next sixty days totaled approximately $48.2 million.

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

The continued general economic slowdown and potential international slowdowns may significantly reduce expenditures on information technology infrastructure.

Unfavorable general economic conditions over the last several years have had a pronounced negative impact on information technology, or IT, spending. Demand for SAN products in the enterprise-class sector may continue to be adversely impacted as a result of a weakened economy and because larger businesses have begun to focus on more efficiently using their existing IT infrastructure rather than making new equipment purchases. If there are further reductions in either domestic or international IT expenditure, or if IT expenditure does not increase as anticipated from current levels, our revenues, operating results and financial condition may be materially adversely affected.

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

As more fully set forth in Note 14 to our Condensed Consolidated Financial Statements, we are a defendant in a consolidated securities class action know as In Re Initial Public Offering Securities Litigation (SDNY). We may become subject to additional class action litigation following a period of volatility in the market price of our common stock. Securities class action litigation results in substantial costs and diverts the attention of management and our resources and seriously harms our business, financial condition and results of operations.

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

We may engage in future acquisitions that dilute our stockholders’ ownership and cause us to use cash, incur debt or assume contingent liabilities.

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

In October 1997, and in connection with the reorganization of our business, we entered into certain agreements with EMC relating to our business relationship with EMC. In addition, we have entered into agreements with EMC relating to our relationship with EMC after the completion of our initial public offering in August 2000 and the distribution by EMC of our Class A common stock in February 2001. We have also entered into an OEM Purchase and License Agreement with EMC that governs EMC’s purchases of our products and grants EMC rights to use, support and distribute software for use in connection with these products. The agreement does not provide for the purchase of a guaranteed minimum amount of product. These agreements were negotiated and made in the context of our prior parent-subsidiary relationship. As a result, some of these agreements may have terms and conditions, including the terms of pricing, that are less beneficial to us than agreements negotiated with unaffiliated third parties. Sales and services revenue pursuant to these agreements with EMC represented approximately 47% of our revenue for the three months ended July 31, 2004. In addition, in some instances, our ability to terminate these agreements is limited, which may prevent us from being able to negotiate more favorable terms with EMC or from entering into similar agreements with third parties.

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

Interest Rate Risk

We earn interest income on both our cash and cash equivalents and our investment portfolio. Our investment portfolio consists of readily marketable investment-grade debt securities of various issuers and maturities ranging primarily from overnight to three years. All investments are denominated in U.S. dollars and are classified as “available for sale.” These instruments are not leveraged, and are not held for trading purposes. As interest rates change, the amount of realized and unrealized gain or loss on these securities will change. The quantitative and qualitative disclosures about market risk are discussed in Item 7A –Qualitative and Quantitative Disclosure About Market Risk, contained in our Form 10-K for fiscal year 2003.

Our convertible subordinated debt is subject to a fixed interest rate and the notes are based on a fixed conversion ratio into Class A common stock. In July 2003, the Company entered into an interest-rate swap agreement with a notional amount of $155.3 million that has the economic effect of modifying the fixed interest obligations associated with the notes so that the interest payable on the majority of the notes effectively becomes variable based on the six-month London Interbank Offered Rate (LIBOR) minus 152 basis points. If interest rates on this variable rate debt were to increase or decrease, our annual interest expense would increase or decrease accordingly. This increase or decreased interest expense would be partially offset by the effects of these interest rate changes on our cash and investment portfolio. The notes are not listed on any securities exchange or included in any automated quotation system; however, the notes are eligible for trading on the PortalSM Market. On September 3, 2004, the approximate bid price per $100 of our notes was $91.38 and the approximate ask price of our Notes was $91.88, resulting in an aggregate fair value of between $157.6 million and $158.5 million. Our Class A common stock is quoted on the Nasdaq National Market under the symbol, “MCDTA.” On September 3, 2004, the last reported sale price of our Class A common stock on the Nasdaq National Market was $5.18 per share.

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

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended July 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, we become involved in various lawsuits and legal proceedings that arise in the normal course of business. Litigation is subject to inherent uncertainties and an adverse result in a matter that may arise from time to time may harm our business, financial condition or results of operations. In the opinion of management and except as otherwise noted, the ultimate disposition of any of the claims described and not expected to have a material adverse effect on our consolidated results of operations, financial position or cash flow. Please see Note 14 of the Condensed Consolidated Financial Statements for a description of litigation matters.

ITEMS 2, 3, 4 and 5 are not applicable and have been omitted.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits filed for the Company through the filing of this Form 10-Q.

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32	Section 906 Certifications of Principal Executive Officer and Principal Financial Officer

(b)	Reports on Form 8-K

The Company filed the following reports on Form 8-K through the filing of this Form 10-Q. Information regarding the items reported on is as follows:

Date	Item Reported On

May 17, 2004	Item 5. We disclosed the resignation of Mike Gustafson, Senior Vice President of Marketing, effective May 17, 2004.

May 20, 2004	Items 7 and 9. We filed a press release announcing our First Quarter 2004 results.

June 14, 2004	Item 5. We announced the date of our Annual Meeting of Stockholders as well as our entering into a Software OEM Agreement with Crosswalk, Inc., a related party.

August 19, 2004	Items 7 and 9. We filed a press release announcing our Second Quarter 2004 results.

August 20, 2004	Item 9. We provided revised revenue components for the first quarter of 2004 using new classification methodology.

August 27, 2004	Item 8.01. We announced that our Annual Meeting of Stockholders on October 27, 2004, will take place at The Westin Hotel, 10600 Westminster boulevard, Westminster, Colorado 80020 at 12:00 noon (MDT). Additionally, consistent with its previously disclosed stock repurchase plan, the Company will be utilizing an SEC Rule 10b5-1 repurchase plan to allow for purchases of stock even during traditional blackout periods.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McDATA CORPORATION

By:	/s/ ERNEST J. SAMPIAS
Ernest J. Sampias
Senior Vice President of Finance and Chief Financial Officer

September 7, 2004