Form 10-Q
period 2004-10-31
MCDATA CORP
filed 2004-12-06
CIK 731502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2004

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

At November 30, 2004, 81,000,000 shares of the registrant’s Class A Common Stock were outstanding and 38,042,765 shares of the registrant’s Class B Common Stock were outstanding.

McDATA CORPORATION

FORM 10-Q

QUARTER ENDED OCTOBER 31, 2004

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

•	changes in our relationship with EMC Corporation, or EMC, International Business Machines Corporation, or IBM, Hitachi Data Systems, or HDS, and our other distribution partners and the level of their orders;

•	our ability to successfully increase sales of McDATA’s network switches and management software, including SANavigator®;

•	competition in the multi-protocol (Fibre Channel and IP) network market, including competitive pricing pressures and product give-aways, by our competitors such as Brocade Communication Systems, Inc., or Brocade, QLogic Corp., or QLogic, Computer Network Technology Corporation, or CNT, Cisco Systems, Inc., or Cisco, and other IP and multi-protocol switch and software suppliers;

•	our ability to expand our product offerings including our ability to successfully qualify and ramp sales of new products (including higher port density, multi-protocol and intelligent network products);

•	unexpected engineering costs or delays, additional manufacturing and component costs or production delays that we may experience in connection with new product development;

•	a loss of any of our key customers (and our OEMs’ key customers), distributors, resellers, suppliers or our manufacturers;

•	any change in business conditions, our business and sales strategy or product development plans, and our ability to attract and retain highly skilled individuals;

•	any industry or technology changes that cause obsolescence of our products or components of those products;

•	one-time events and other important risks and factors disclosed previously and from time to time in our filings with the U.S. Securities and Exchange Commission, or SEC, including the risk factors discussed in this Quarterly Report; and

•	the impact of any acquisitions by us of businesses, products, or technologies, including difficulties in integrating any acquisitions.

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

PART I – FINANCIAL INFORMATION

McDATA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	October 31, 2004	January 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$47,690	$50,301
Securities lending collateral	141,361	126,681
Short-term investments	152,307	157,740
Accounts receivable, net of allowance for bad debts of $811 and $926, respectively	64,406	62,670
Inventories, net	16,386	11,364
Prepaid expenses and other current assets	6,764	6,055

Total current assets	428,914	414,811

Property and equipment, net	98,096	99,225
Long-term investments	98,385	103,483
Restricted cash	5,029	5,130
Intangible assets, net	93,146	111,313
Goodwill	78,693	78,787
Interest rate swap	281	—
Other assets, net	27,497	18,219

Total assets	$830,041	$830,968

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$28,297	$16,532
Accrued liabilities	40,759	53,330
Securities lending collateral payable	141,361	126,681
Current portion of deferred revenue	20,791	19,775
Current portion of obligations under notes payable and capital leases	1,013	2,785

Total current liabilities	232,221	219,103

Obligations under notes payable and capital leases, less current portion	388	1,091
Deferred revenue, less current portion	25,049	20,632
Other long-term liabilities	2,020	—
Interest rate swap	—	349
Convertible subordinated debt	172,781	172,151

Total liabilities	432,459	413,326

Commitments and contingencies (Note 15)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, Class A, $0.01 par value, 250,000,000 shares authorized, 81,000,000 shares issued and outstanding	810	810
Common stock, Class B, $0.01 par value, 200,000,000 shares authorized, 37,918,492 and 36,051,473 shares issued and outstanding at October 31, 2004 and January 31, 2004, respectively	379	361
Additional paid-in-capital	481,799	476,993
Treasury stock, at cost, 2,975,730 and 975,730 shares outstanding at October 31, 2004 and January 31, 2004, respectively	(18,853)	(8,752)
Deferred compensation	(3,620)	(10,375)
Accumulated other comprehensive income (loss)	(343)	403
Accumulated deficit	(62,590)	(41,798)

Total stockholders’ equity	397,582	417,642

Total liabilities and stockholders’ equity	$830,041	$830,968

The accompanying notes are an integral part of these condensed consolidated financial statements.

McDATA CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share data)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October, 31
	2004	2003	2004	2003
Revenue	$98,525	$94,659	$293,975	$304,852
Cost of revenue	43,704	40,012	129,568	128,307

Gross profit	54,821	54,647	164,407	176,545
Operating expenses (recoveries):
Research and development (excludes amortization of deferred compensation included in Amortization of deferred compensation of $811, $1,943, $3,297 and $2,811, respectively)	22,789	23,571	69,993	60,546
Selling and marketing (excludes amortization of deferred compensation included in Amortization of deferred compensation of $98, $643, $548 and $1,033, respectively)	26,755	23,531	74,477	70,452
General and administrative (excludes amortization of deferred compensation included in Amortization of deferred compensation of $141, $3,133, $952 and $4,776, respectively)	5,760	8,144	19,471	21,764
Acquired in-process research and development and other acquisition related costs	—	11,410	—	11,410
Amortization of purchased intangible assets	5,645	2,516	17,218	3,566
Amortization of deferred compensation (excludes amortization of deferred compensation included in cost of revenue of $26, $285, $162 and $555, respectively)	1,050	5,719	4,797	8,620
Restructuring charges (recoveries)	(55)	—	1,263	—

Total operating expenses	61,944	74,891	187,219	176,358
Income (loss) from operations	(7,123)	(20,244)	(22,812)	187
Interest and other income	1,639	1,860	4,302	5,508
Interest expense	(395)	(221)	(862)	(2,497)

Income (loss) before income taxes and equity in net loss of affiliated company	(5,879)	(18,605)	(19,372)	3,198
Income tax expense (benefit)	(618)	30,852	40	38,210

Loss before equity in net loss of affiliated company	(5,261)	(49,457)	(19,412)	(35,012)
Equity in net loss of affiliated company	(262)	(591)	(1,380)	(591)

Net loss	$(5,523)	$(50,048)	$(20,792)	$(35,603)

Basic net loss per share	$(0.05)	$(0.44)	$(0.18)	$(0.31)

Shares used in computing basic net loss per share	115,624	114,955	115,377	114,627

Diluted net loss per share	$(0.05)	$(0.44)	$(0.18)	$(0.31)

Shares used in computing diluted net loss per share	115,624	114,955	115,377	114,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

McDATA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended October 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(20,792)	$(35,603)
Adjustments to reconcile net loss to cash flows from operating activities;
Depreciation	21,127	19,538
Amortization	20,943	8,772
Equity in net loss of affiliate	1,380	591
Loss on trade-in/retirement of assets	179	482
Net realized loss (gain) on investments	652	(191)
Inventory and inventory commitment provisions	4,319	2,077
Acquired in-process research and development	—	11,410
Impairment loss	50	—
Bad debt provision	25	81
Deferred income taxes	—	38,811
Non-cash compensation expense	4,959	9,175
Tax benefit from stock options exercised	—	—
Unrealized gains on derivative transactions and cash equivalents	18	—
Changes in net assets and liabilities	(22,905)	(10,014)

Net cash provided by operating activities	9,955	45,129

Cash flows from investing activities:
Purchases of property and equipment	(13,911)	(12,510)
Acquisitions	—	(171,174)
Equity investment	—	(6,000)
Purchases of investments	(349,582)	(591,554)
Proceeds from maturities and sales of investments	357,743	537,291

Net cash used by investing activities	(5,750)	(243,947)

Cash flows from financing activities:
Net proceeds for issuance of convertible subordinated debt	—	166,933
Net purchase of share option transactions	—	(20,510)
Restricted cash related to interest rate swap	101	(5,130)
Purchase of treasury stock	(10,100)	—
Payments on long-term notes payable and capital leases	(2,317)	(16,747)
Proceeds from the issuance of common stock	5,500	5,624

Net cash provided (used) by financing activities	(6,816)	130,170

Net decrease in cash and cash equivalents	(2,611)	(68,648)
Cash and cash equivalents, beginning of period	50,301	108,168

Cash and cash equivalents, end of period	$47,690	$39,520

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Deferred compensation forfeitures	$1,795	$—

Capital lease obligations incurred	$204	$1,658

Fixed assets exchanged for capital leases	$—	(1,364)

Transfer of inventory to fixed assets	$4,337	$1,478

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

Recent Accounting Pronouncements

In January 2004, the Financial Accounting Standards Board (FASB) issued Emerging Issues Task Force (EITF) Issue No. 03-1, The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 provides guidance on the disclosure requirements for other-than-temporary impairments of debt and marketable equity investments that are accounted for under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). The adoption of EITF 03-1 would require the Company to include certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. This guidance was to be effective for financial periods beginning after June 15, 2004; however, its adoption has been delayed due to proposed additional guidance concerning the impairment of debt securities. The Company does not anticipate that the adoption of this issue would have a material impact on the Company’s financial position or results of operations.

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

Effective July 1, 2004, the Company began to fully consolidate the operations of the ESCON product line. Under this new arrangement, McDATA recorded $6.6 million of ESCON product revenue related to sales made from July 1 through October 31, 2004. In addition, the Company recorded the ESCON product inventory on the balance sheet and has included outstanding purchase commitments in the overall contract manufacturer commitments at October 31, 2004 (Note 15).

In connection with the assumption of the ESCON business, the Company renegotiated the prior service agreement with EMC to include an increased service fee percentage through June 30, 2004. As a result, during the quarter ended July 31, 2004, McDATA recognized $1.6 million of previously deferred revenue related to past service fees which were in dispute. Additionally, the Company remitted to EMC approximately $11 million of ESCON-related collections, which had been retained by the Company during the negotiations and classified in accrued liabilities in prior periods.

Note 3 – Restructuring Charges

During the quarter ended January 31, 2004, the Company announced that it was taking certain cost improvement actions, which included a workforce reduction and facility consolidation. Total restructuring costs of $3.5 million consist of severance and benefit charges, facility closure expenses, and other charges. Severance and benefit charges of $2.3 million include severance and related employee termination costs associated with the reduction of the Company’s workforce by approximately 92 employees, or 9%. Facility closure charges of $1.1 million relate to losses for a leased engineering facility in Toronto, Canada. In August 2004, the Company entered into agreements to sublease this facility to an unrelated third-party through the Company’s remaining original lease term. In connection with these agreements, the Company made a one-time payment of approximately $1 million to satisfy all of its outstanding lease commitments for this facility. These payments were applied against the restructuring reserve accrual and approximate the original estimates made by the Company. As of October 31, 2004, all planned activities under this plan had been completed and all remaining accrued liabilities were paid or settled.

The following table summarizes the Company’s utilization of restructuring accruals for the nine months ended October 31, 2004:

	Employee Severance Benefits	Facility Closure	Other Costs	Totals
Remaining accrual at beginning of period	$2,238	$—	$—	$2,238
Expense provision	—	1,117	—	1,117
Cash payments and other	(2,297)	(985)	(219)	(3,501)
Changes in estimates	59	(132)	219	146

Accrual at end of period	$—	$—	$—	$—

Note 4 – Components of Selected Balance Sheet Accounts

	October 31, 2004	January 31, 2004
Inventories:
Raw materials	$10,620	$7,037
Work-in-progress	436	920
Finished goods	11,001	7,883

Total inventories at cost	22,057	15,840
Less reserves	(5,671)	(4,476)

Total inventories, net	$16,386	$11,364

The Company has made significant investments in pre-production inventory related to new product introductions where technological feasibility has been established and are expected to be released in the fourth quarter of fiscal 2004 and the first half of fiscal 2005. The pre-production inventory includes both raw material component inventory to be utilized in final production as well as finished test product currently in the qualification and testing phases at OEM partner and end-user sites. Upon general availability, a portion of the test product will be sold and recognized as product revenue under revenue recognition guidelines.

	October 31, 2004	January 31, 2004
Accrued liabilities:
Wages and employee benefits	$17,070	$17,489
Purchase commitments and other supply obligations	6,628	7,829
Warranty reserves (1)	4,299	4,522
Income taxes payable	1,123	1,783
Taxes, other than income tax	2,282	2,534
Interest payable	803	1,773
Customer obligations	6,258	4,729
ESCON agency funds	—	8,373
Restructuring reserve	—	2,238
Other accrued liabilities	2,296	2,060

	$40,759	$53,330

(1)	Activity in the warranty reserves is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Balance at beginning of period	$4,396	$3,897	$4,522	$3,485
Warranty expense, net	68	181	562	844
Non-expensed warranty obligations	69	—	69	—
Warranty claims	(234)	(111)	(854)	(362)
Acquired warranty liability	—	227	—	227

Balance at end of period	$4,299	$4,194	$4,299	$4,194

From time to time the Company is indemnified by its suppliers for warranty claims related to components that are contained within its products. In these circumstances, the Company records a non-expensed warranty obligation against which future warranty claims for those components will be provided by the Company to its customers.

Note 5 – Equity Investment

On August 22, 2003, the Company purchased 13.6 million shares of preferred stock, or approximately 17.3% of the total outstanding shares, of Aarohi Communications (Aarohi) for $6 million cash. Aarohi is a privately-owned provider of next-generation intelligent storage networking technology. In addition to the equity investment, the Company has entered into a non-exclusive supply arrangement with Aarohi to purchase their Application Specific Integrated Circuit chip for inclusion in the Company’s new product launches when, and if, Aarohi’s product becomes generally available. The Company has recorded its share of Aarohi’s net loss of approximately $262,000 and $1.4 million for the three months and nine months ended October 31, 2004, respectively. Because the remaining net equity investment has been reduced to zero as of October 31, 2004, the Company will no longer recognize its share of Aarohi’s net losses and will not provide for additional losses unless the Company commits to additional financial support for Aarohi, which the Company is not required to provide. If Aarohi subsequently reports net income, then McDATA will resume recognizing its share of Aarohi’s net income only after its share of net income equals the share of net losses not recognized.

During the nine months ended October 31, 2004, the Company purchased software development services from Aarohi at a cost of $68,000. These expenses have been classified as research and development expenditures.

Summarized unaudited financial information for Aarohi is as follows:

Nine Months Ended September 30, 2004
Net sales	$122
Gross profit	$122
Operating loss	$(9,044)
Net loss	$(9,084)

As of September 30, 2004
Current assets	$5,473
Noncurrent assets	$1,379
Current liabilities	$887
Noncurrent liabilities	$2,197
Redeemable convertible preferred stock	$34,471
Retained deficit	$(30,712)

Note 6 – Goodwill and Intangible assets

Changes in the carrying amounts of goodwill are as follows:

Goodwill as of January 31, 2004	$78,787
Purchase price adjustment	(94)

Goodwill as of October 31, 2004	$78,693

The Company completed its acquisitions of Nishan Systems, Inc. and Sanera Systems, Inc. in the third quarter of 2003. No further material purchase adjustments are anticipated except for potential goodwill adjustments as a result of the potential future release of valuation allowance on the deferred tax assets of the acquired companies that was recorded at the time of the acquisitions.

The Company is currently amortizing its acquired intangible assets with finite lives over periods ranging from 1 to 6 years. During the quarter ended July 31, 2004, the Company identified the impairment of a customer relationship asset (the termination of Sanera’s prior Original Equipment Manufacturer’s Agreement with Computer Network Technology Corporation) with a net carrying value of $1.0 million. This impairment was mostly offset by the indemnification by former owners of Sanera. A net impairment charge of $50,000 was recorded in general and administrative expenses during the second quarter fiscal 2004. In connection with the cost improvement actions discussed in Note 3, the Company has retired a $2.2 million intangible asset related to the initial purchase of the Toronto operations in 1997. The asset was fully amortized and did not result in a loss. The following table summarizes the components of gross and net intangible asset balances:

	October 31, 2004			January 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$116,869	$26,482	$90,387	$116,769	$11,133	$105,636
Customer relationships	1,622	604	1,018	3,021	340	2,681
Other	3,813	2,072	1,741	5,993	2,997	2,996

Total intangible assets	$122,304	$29,158	$93,146	$125,783	$14,470	$111,313

Expected annual amortization expense related to acquired intangible assets is as follows:

Fiscal Years:
2004(1)	$5,553
2005	21,639
2006	19,494
2007	17,754
2008	17,418
Thereafter	11,288

Total expected amortization expense	$93,146

(1)	Reflects the remaining three months of fiscal 2004.

Amortization expense related to acquired intangible assets was $5.6 million and $2.5 million for the quarters ended October 31, 2004 and 2003, respectively. For the nine months ended October 31, 2004 and 2003, amortization of acquired intangible assets was $17.2 million and $3.6 million, respectively.

Note 7 – Interest and Other Income, Net

Interest and other income consists of:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Interest income	$1,786	$1,827	$4,970	$5,333
Net realized gains/(losses) on available-for-sale investments	(170)	89	(653)	210
Unrealized gain (loss) on hedged investments	23	(56)	(15)	(35)

Interest and other income, net	$1,639	$1,860	$4,302	$5,508

Note 8 – Income Tax

For the three months ended October 31, 2004 and October 31, 2003 the Company recorded an income tax benefit of $618,000 and a provision of $30.9 million, respectively. Income tax provisions of $40,000 and $38.2 million were recorded for the nine months ended October 31, 2004 and 2003, respectively. The tax provision for fiscal 2004 reflects foreign tax that McDATA will owe on the profit of its foreign branch and subsidiary activities as well as state taxes where there are insufficient tax operating losses to offset allocable taxable income. No federal tax benefit is recorded because the Company has established a valuation allowance against its entire net domestic deferred tax asset. The tax benefit for the three months ended October 31, 2004 and the tax provision for the nine months ended October 31, 2004 include a benefit from the reconciliation of US, state and Canadian tax return liabilities to taxes previously accrued. The tax provision for the three and nine months ended October 31, 2003 includes a non-cash charge of $38.7 million related to recording a valuation allowance against deferred tax assets.

Note 9 – Net Loss Per Share

Basic net loss per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is based on the weighted-average number of shares outstanding during each period and the assumed exercise of dilutive common stock equivalents less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company’s common stock for each of the periods presented. A dilutive effect is included for shares sold in relation to McDATA’s agreement with International Business Machines Corporation (IBM) in which the Company granted IBM five-year warrants for the purchase of up to 350,000 shares of McDATA’s Class B common stock. The IBM warrants are fully discussed in Note 11. No dilutive effect has been included for the convertible subordinated debt issued February 7, 2003 or the share options sold in relation to the convertible subordinated debt because of their anti-dilutive impact.

Following is a reconciliation between basic and diluted loss per share:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Net loss	$(5,523)	$(50,048)	$(20,792)	$(35,603)
Weighted average shares of common stock outstanding used in computing basic net income (loss) per share	115,624	114,955	115,377	114,627
Effect of dilutive stock options and warrants	—	—	—	—

Weighted average shares of common stock used in computing diluted net loss per share	115,624	114,955	115,377	114,627

Basic net loss per share	$(0.05)	$(0.44)	$(0.18)	$(0.31)

Diluted net loss per share	$(0.05)	$(0.44)	$(0.18)	$(0.31)

Options and warrants not included in diluted share base because of the exercise prices	11,407	5,379	10,184	6,324

Options, warrants and restricted stock not included in diluted share base because of the net loss	7,134	10,233	8,016	9,288

Note 10 – Stock-Based Compensation

The Company has stock-based employee compensation and employee stock purchase plans, which are described more fully in the Company’s Annual Report on Form 10-K for the year ended January 31, 2004. In addition, the Board of Directors approved the Company’s 2004 Inducement Equity Grant Plan (the 2004 Plan) in May 2004. The 2004 Plan provides for the issuance of non-qualified options, stock bonus awards, stock purchase awards, stock appreciation rights, stock unit awards and other stock awards for newly-hired employees of the Company. A maximum of 3 million shares are issuable under the 2004 Plan. As of October 31, 2004, there were approximately 6.3 million shares of common stock available for future grants under these plans.

The Company accounts for these plans according to Accounting Principles Board Opinion No. 25, Accounting for Stock Issues to Employees” (APB 25), and related interpretations and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation” (SFAS No. 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. Any deferred stock compensation calculated pursuant to APB 25 is amortized ratably over the vesting period of the individual options, generally two to four years. The following table illustrates the effect on net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Net loss, as reported	$(5,523)	$(50,048)	$(20,792)	$(35,603)
Add: Total stock-based employee compensation expense included in net loss as determined under the intrinsic value method, net of related tax effects	1,076	6,004	4,959	9,175
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(4,273)	(11,562)	(14,234)	(25,785)

Pro forma net loss	$(8,720)	$(55,606)	$(30,067)	$(52,213)

Loss per share:
Basic-as reported	$(0.05)	$(0.44)	$(0.18)	$(0.31)

Basic-pro forma	$(0.08)	$(0.48)	$(0.26)	$(0.46)

Diluted-as reported	$(0.05)	$(0.44)	$(0.18)	$(0.31)

Diluted-pro forma	$(0.08)	$(0.48)	$(0.26)	$(0.46)

Note 11– Stockholders’ Equity

Stock Repurchase Plan

The Company’s Board of Directors has authorized a plan for the Company to repurchase its common stock (Class A, Class B or a combination thereof). During the quarter ended October 31, 2004, the Board of Directors renewed the plan and reauthorized the repurchase of up to $50 million of its common shares. This repurchase plan expires on September 1, 2005 and allows the Company to repurchase shares on the open market, in negotiated transactions off the market, or pursuant to a 10b5-1 plan adopted by the Company. The Company adopted a 10b5-1 plan in September 2004, which allows the Company to repurchase its shares during a period in which the Company is in possession of material non-public information, provided the Company communicates share repurchase instructions to the broker at a time when the Company was not in possession of such material non-public information. During the quarter ended October 31, 2004, the Company purchased 2 million shares of Class B common stock for $10.1 million. Since inception of the plan, approximately 3.0 million shares (approximately 679,000 shares of Class A and approximately 2.3 million shares of Class B) have been repurchased with a total cost of $18.9 million.

Warrants to Purchase Stock

In September 2004, the Company entered into an OEM agreement with IBM. In connection with this agreement, the Company granted IBM five-year warrants for the purchase of up to 350,000 shares of McDATA’s Class B common stock. The warrants are structured into three substantially equal tranches at exercise prices of $4.700, $5.052 and $5.405 per share. The warrants contain customary terms and conditions, including piggy-back SEC registration rights and anti-dilution protections in favor of IBM, and are fully exercisable. The warrants have been valued at approximately $1.0 million using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 3.29%, volatility of 80%, dividend rate of 0% and an expected life of five years. The warrants are recorded as an other asset related to the OEM contract and will be amortized ratably over the 60-month term of the OEM contract as a reduction to revenue.

Note 12 – Comprehensive Loss

Comprehensive loss consisted of the following:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Net loss	$(5,523)	$(50,048)	$(20,792)	$(35,603)
Unrealized loss on investments, net of tax	418	139	(746)	(304)

Comprehensive loss	$(5,105)	$(49,909)	$(21,538)	$(35,907)

Note 13 – Segment Information

The Company has one reporting segment relating to the design, development, manufacture and sale of open storage networking solutions that provide highly available, scalable and centrally managed storage area networks (SANs). The Company’s Chief Operating Decision Makers, as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” allocate resources and assess the performance of the Company based on revenue and overall profitability.

A significant portion of revenue is concentrated with the largest storage OEMs. For the three months ended October 31, 2004, approximately 49% of total revenue came from EMC as compared to 54% for the three months ended October 31, 2003; IBM contributed approximately 23% of revenue compared to 21% for the three months ended October 31, 2003; and HDS contributed less than 10% for the three months ended October 31 2004, and approximately 10% for the three months ended October 31, 2003. For the nine months ended October 31, 2004, approximately 47% of total revenue came from EMC as compared to 59% for the nine months ended October 31, 2003; IBM contributed approximately 25% of total revenue compared to 19% for the nine months ended October 31, 2003; and HDS contributed approximately 10% of total revenue for the nine months ended October 31, 2004 and 2003. Other major storage and system vendors, including Dell, HP, STK and Sun, offer McDATA solutions to their customers. In addition to storage and system vendors, the Company has relationships with many resellers, distributors and systems integrators. Sales to these other channels represented 19% and 15% of total revenue, respectively for the three months ended October 31, 2004 and 2003 and 18% and 12% of total revenue, respectively for the nine months ended October 31, 2004 and 2003.

Revenues are attributed to geographic areas based on the location of the customers to which products are shipped. International revenues primarily consist of sales to customers in Western Europe and the greater Asia Pacific region. Included in domestic revenues are sales to certain OEM customers who take possession of products domestically and then distribute these products to their international customers. In addition, included in revenues from Western Europe are sales to certain OEM customers who take possession of products in distribution centers designated for international-bound product and then distribute these products among various international regions. The mix of international and domestic revenue can, therefore, vary depending on the relative mix of sales to certain OEM customers. Domestic and international revenue was approximately 66% and 34% of total revenue, respectively, for the three months ended October 31, 2004. For the three months ended October 31, 2003, domestic and international revenue was approximately 66% and 34% of total revenue, respectively. For the nine months ended October 31, 2004, domestic and international revenue was approximately 64% and 36% of total revenue as compared to 69% and 31%, respectively for the nine months ended October 31, 2003.

Note 14 – Related Party Transaction

In June 2004, the Company entered into a Software OEM Agreement (OEM Agreement) with Crosswalk, Inc. (Crosswalk). John F. McDonnell, a Class B shareholder of the Company and its former Chairman is the founder and sole director of Crosswalk. Pursuant to the OEM Agreement, the Company granted Crosswalk a license to develop and integrate the Company’s SANavigator® software into Crosswalk’s software platform, create certain enhancements for use with such integrated software product, and re-brand such integrated software product with Crosswalk’s trademarks. The Company also granted Crosswalk a limited license to distribute the integrated software product furnished by the Company. The Company has deferred a $250,000 license fee and is recognizing license fee revenue over the license period of twelve months. Since entering into the agreement, the Company has recorded approximately $82,000 of revenue. Upon release and distribution of the Crosswalk proprietary software, software royalties will be recognized in accordance with the terms of the OEM Agreement and the Company’s revenue recognition policies.

As of October 31, 2004, Mr. McDonnell is no longer a significant holder of the Company’s common stock and, therefore, is no longer considered a related party.

Note 15 – Commitment and Contingencies

From time to time, the Company is subject to claims arising in the ordinary course of business. In the opinion of management and, except as set forth below, no such matter, individually or in the aggregate, exists which is expected to have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

On September 9, 2004, the Company entered into a triple net office lease for the future lease of approximately 168,127 square feet of office space in Broomfield, Colorado (the “New Premises”). The Company intends to begin moving its current world headquarters location to the New Premises early in 2006 with lease payments commencing in February of 2006. The Company’s current headquarter office lease expires at the end of April 2006. The term of the new lease is for 11 years (with two 5 year renewal options) and is at market lease rates that are substantially lower than the current lease rate paid by the Company. The base annual lease rates per rentable square foot for the New Premises range from $0 in the first year to $14.15 in the last year of the lease, plus normal operating expenses. In addition, the Company has an option to purchase the New Premises at varying amounts until December 31, 2005. The lease and option to purchase have customary terms and conditions.

Manufacturing and Purchase Commitments

The Company has contracted with Sanmina SCI Systems, Inc. (SSCI), Solectron Corporation (Solectron) and others (collectively, Contract Manufacturers) for the manufacture of printed circuit boards and box build assembly and configuration for specific multi-protocol directors and switches. The agreements require the Company to submit purchasing forecasts and place orders sixty calendar days in advance of delivery. At October 31, 2004, the Company’s commitment with the Contract Manufacturers for purchases over the next sixty days totaled $62.7 million. The Company may be liable for materials that the Contract Manufacturers purchase on McDATA’s behalf if the Company’s actual requirements do not meet or exceed its forecasts and those materials cannot be redirected to other uses. At October 31, 2004, the Company had recorded obligations of approximately $6.6 million (See Note 4) primarily related to materials purchased by the Contract Manufacturers for certain end-of-life and obsolete material. Management does not expect the remaining commitments under these agreements to have a material adverse effect on the Company’s business, results of operations, financial position or cash flows.

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

Nishan Acquisition Related Lawsuit

In connection with the Company’s acquisition of Nishan, the Company was named along with Nishan, various investors of Nishan, CSFB and certain of the former board members and officers of Nishan in a lawsuit brought by Aamer Latif, a former board member and ex-CEO of Nishan, in the Superior Court of California, County of Santa Clara on September 11, 2003 (as amended on October 10, 2003 and March 24, 2004) entitled Aamer Latif v. Nishan Systems, Inc. et al (103 CV 004 939). The Complaint makes various allegations against the other defendants such as fraud, directors’ breach of the duty of care, shareholders’ breach of fiduciary duty, unjust enrichment, and conspiracy to commit unjust enrichment. The allegations made against the Company are vote buying, unjust enrichment, and conspiracy to commit unjust enrichment. The allegation made against Nishan is breach of Section 1602 of the California Corporations Code (a provision dealing with books and records inspection). The complaint primarily seeks compensatory damages of approximately $11.5 million and other relief. The defendants have agreed that lawsuit expenses are covered by indemnification under the merger agreement from the selling shareholders of Nishan. The defendants filed a demurrer to dismiss this action, which was denied by the Court in January 2004. In May 2004, the defendants filed another demurrer to dismiss this action. On August 6, 2004, the defendants received a favorable ruling from the Judge. The Judge ruled against Mr. Latif and dismissed his claims since they were barred by California’s appraisal rights statute (Corporations Code Section 1312(a)). The Judge also gave Mr. Latif 20 days leave to attempt to amend his complaint since it failed to state facts sufficient to constitute a legal cause of action. Mr. Latif subsequently amended his complaint and a demurrer hearing occurred on November 16, 2004. In late November, the Judge again ruled against Mr. Latif but gave Mr. Latif until December 10, 2004 to amend his complaint again. After significant review of the allegations made by the plaintiff, management strongly believes that the lawsuit is wholly without legal merit and the Company intends to vigorously defend against this action.

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

Note 16 – Subsequent Event

On November 22, 2004, the Company entered into a five year Master Joint Development and Marketing Agreement with QLogic Corporation, a Delaware corporation (QLogic). Pursuant to this agreement, the parties will jointly develop, market and distribute to select OEMs and other distribution channel partners certain joint embedded fabric switch and software offerings that consist of a QLogic embedded switch blade product for the server environment that is interoperable in McDATA fabrics and with McDATA’s storage management and security software. QLogic will pay McDATA an initial fee of $4.0 million which will be deferred initially and recognized as revenue in accordance with SAB 104 at the expiration of the agreement. QLogic will also pay a unit royalty on sales of the joint product offering.

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

Overview

Competitive and Industry Environment

The market for our multi-protocol SAN switching hardware and software products is highly competitive. Our competitors are providing or plan to provide SAN switching and routing hardware and software that is multi-protocol capable such as Fibre Channel over IP (FCIP), SCSI over Internet (iSCSI), Internet Fibre Channel (iFCP) and InfiniBand (IB). A number of our current and potential competitors have longer operating histories, greater name recognition, access to larger customer bases, more established distribution channels and substantially greater financial and managerial resources. To remain competitive, we will need to build on the new products and technologies developed and acquired through our 2003 acquisitions of Nishan and Sanera as well as our investment in Aarohi Communications. In addition, we continue to expand our distribution channels for our product lines, including our Eclipse switch product line, which is based upon the technology acquired from Nishan. The financial results discussed below reflect our efforts to expand our channels and to develop our new hardware and software products for release in the last half of fiscal 2004 and first half of fiscal 2005. Our recent port sales of hardware products, reflect increases from the third quarter of fiscal 2003 and sequentially from the second quarter of fiscal 2004. Additionally, our Eclipse SAN routing switch saw a growth in year to date sales since its release in the fourth quarter of fiscal 2003. In addition, our software revenue has steadily increased from prior years to represent almost 15% of total revenue; up from 11% in the third quarter of 2003. Our operating expense results reflect our continued product development efforts and, in the last half of 2004, will reflect development and launch-related expenditures as we introduce new products.

We believe that we are well positioned in the industry with a full complement of hardware and software products that customers require for the next phase of their infrastructure development. Management believes the trend of revenue, control of operating expense and the related competitive environment define the overall performance of the Company and provide a specific context to further analyze the financial results of the company.

Revenue Reclassification

Beginning second quarter ended July 31, 2004, we have presented a reformatted classification of revenue to provide further visibility into our product lines and to emphasize our software growth strategy. All prior periods have been reclassified to reflect the new classification. Our revenue comprises the following product categories:

•	Product Revenue – revenue from the sales of our director and switch products (including Eclipse SAN routers)

•	Software and Related Maintenance Revenue – revenue from the sales of our software licenses and related maintenance agreements. Our software maintenance agreements consist of our standard post-contract services (PCS) that are sold in conjunction with the initial sales of the software licenses. These services include customer support that provides bug fixes, upgrades and telephone support.

•	Other Service Revenue – revenue from our professional service offerings as well as services provided under extended maintenance and upgraded warranty contracts for our hardware products.

•	ESCON Revenue – historical revenue earned from the ESCON service agreement and, beginning July 1, 2004, revenue from our ESCON product sales.

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

Therefore, effective July 1, 2004, we began to fully consolidate the operations of the ESCON product line. Under this new arrangement, we have recorded $6.6 million of ESCON product revenue related to sales made from July 1 through October 31, 2004. In addition, we recorded the ESCON product inventory on our balance sheet and have included outstanding purchase commitments in our overall contract manufacturer commitments at October 31, 2004. The ESCON technology is a mature technology, and therefore, we anticipate revenues from this product line will decline over time. In the Results of Operations discussion, we classify the ESCON revenue results as “ESCON revenue” in an effort to segregate this business from our current product sales, including our next-generation products, which will be introduced in the fourth quarter of fiscal 2004.

In addition to the assumption of the ESCON business, the Company renegotiated the prior service agreement with EMC to include an increased service fee percentage through June 30, 2004. As a result, in the second quarter ended July 31, 2004, we recognized $1.6 million of previously deferred revenue related to past service fees which were in dispute. Additionally, we remitted to EMC approximately $11 million of ESCON-related collections, which were retained by us during the negotiations and classified in accrued liabilities in prior periods.

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of total revenues.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	44.4	42.3	44.1	42.1

Gross profit	55.6	57.7	55.9	57.9
Operating expenses:
Research and development	23.1	24.9	23.8	19.9
Selling and marketing	27.2	24.8	25.3	23.1
General and administrative	5.8	8.6	6.6	7.1
Acquired in-process research and development	—	12.1	—	3.7
Amortization of purchased intangible assets	5.7	2.7	5.9	1.2
Amortization of deferred compensation	1.1	6.0	1.6	2.8
Restructuring charges	(0.1)	—	0.4	—

Total operating expenses	62.8	79.1	63.6	57.8
Income (loss) from operations	(7.2)	(21.4)	(7.7)	0.1
Interest and other income, net	1.3	1.7	1.2	0.9

Income (loss) before income taxes and equity in loss of affiliated company	(5.9)	(19.7)	(6.5)	1.0
Income tax expense (benefit)	(0.6)	32.6	—	12.5

Loss before equity in net loss of affiliated company	(5.3)	(52.3)	(6.5)	(11.5)
Equity in net loss of affiliated company	(0.3)	(0.6)	(0.5)	(0.2)

Net loss	(5.6)%	(52.9)%	(7.0)%	(11.7)%

Revenues

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Product revenue	$73,210	$80,082	$227,367	$265,327
Software and related maintenance revenue	14,563	10,832	42,428	29,702
Other service revenue	5,720	3,122	14,593	8,180
ESCON revenue	5,032	623	9,587	1,643

Total Revenue	$98,525	$94,659	$293,975	$304,852

Product revenue of $73.2 million for the three months ended October 31, 2004 decreased 9% from $80.1 million for the three months ended October 31, 2003. This decline in product revenue reflects a 16% increase in estimated director and switch ports sold offset by a 24% decrease in estimated average sales prices. Product revenue of $227.4 million for the nine months ended October 31, 2004 decreased 14% from $265.3 million for the nine months ended October 31, 2003. This decline in product revenue reflects a 2% increase in estimated ports sold which partially offsets a 17% decrease in estimated average sales prices from the nine months ended October 31, 2003. The increase in sales of hardware ports reflects the market strength of our flex ports as well as our mid-range switch products despite the economic and competitive environment which has lengthened the decision making process of our end-users and lengthened our sales cycles. We expect the number of ports shipped to fluctuate depending on the demand for our existing and newly introduced products including the timing of product introductions by our OEM customers. Average sales price declines during the third quarter were greater than the historical pricing declines typical with our technology products. During the third quarter ended October 31, 2004, we lowered pricing on director chassis to take advantage of the ongoing competitive environment in the high-end director product category. These price declines were enabled by the lowered costs of our director components. We anticipate the gross margin impact from these pricing actions will be mitigated by the growth in higher margin software sales. Ongoing competition and macroeconomic factors could continue to provide downward pricing pressures that could impact our revenue growth and related margins. Product revenue for the third quarter ended October 31, 2004, includes approximately $1.3 million of product revenue recorded as a result of previously deferred revenue recognized upon our change in estimates for distributor sales. See further discussion under the Revenue Recognition section of the Critical Accounting Policies.

For the three months ended October 31, 2004, software revenue of $14.6 million was a 34% increase from $10.8 million for the three months ended October 31, 2003. Software revenue of $42.4 million for the nine months ended October 31, 2004 increased 43% from $29.7 million for the nine months ended October 31, 2003. This revenue growth is due to continued revenue growth from our software products, including our SANavigator®, SANtegrity® and SAN routing software.

Other service revenue includes professional service revenue and revenue earned from our upgraded warranty and extended maintenance contracts on our hardware products. For the three months ended October 31, 2004, other service revenue increased 83% to $5.7 million as compared to $3.1 million for the three months ended October 31, 2003. For the nine months ended October 31, 2004, other service revenue increased 78% to $14.6 million as compared to $8.2 million for the nine months ended October 31, 2003. These increases are due primarily to the activation of extended maintenance and upgraded warranty contracts sold in conjunction with our hardware products. In prior periods, we experienced a significant growth in deferred revenue as the attach rates for extended maintenance contracts increased significantly (primarily through IBM sales). As the standard product warranties on these products expire, we will continue to see a growth in maintenance revenue as the extended contracts are activated and deferred revenue is recognized. As part of our recently announced OEM agreement with IBM, we will no longer provide the end-user support services through these extended maintenance contracts. Therefore, revenue from deferred extended maintenance contracts is expected to decline in fiscal 2006.

ESCON revenues of $5.0 million for the three months ended October 31, 2004 increased $4.4 million from $0.6 million for the three months ended October 31, 2003. ESCON revenues of $9.6 million for the nine months ended October 31, 2004 increased $7.9 million from the $1.6 million for the same period in fiscal 2003. The increase reflects McDATA’s assumption of the ESCON business operations from EMC during the second quarter of fiscal 2004 as explained above. As of July 1, 2004, ESCON revenue included product revenue from sales of these products. In addition, ESCON revenue for the nine months ended October 31, 2004 includes $1.6 million of previously deferred service fees discussed in the Overview above. These fees were deferred in prior periods in accordance with revenue recognition policies and the contract negotiations at that time.

A significant portion of our revenue is concentrated with the largest storage OEMs. For the three months ended October 31, 2004, approximately 49% of our total revenue came from EMC as compared to 54% for the three months ended October 31, 2003; IBM contributed approximately 23% of our revenue compared to 21% for the three months ended October 31, 2003; and HDS contributed less than 10% for the three months ended October 31 2004, and contributed 10% of total revenue for the three months ended October 31, 2003. For the nine months ended October 31, 2004, approximately 47% of our total revenue came from EMC as compared to 59% for the nine months ended October 31, 2003; IBM contributed approximately 25% of total revenue compared to 19% for the nine months ended October 31, 2003; and HDS contributed approximately 10% of total revenue for the nine months ended October 31, 2004 and 2003. Other major storage and system vendors, including Dell, HP, STK and Sun, offer McDATA solutions. In addition to our storage and system vendors, we have relationships with many resellers, distributors and systems integrators. Sales to these other channels represented 19% and 15%, respectively for the three months ended October 31, 2004 and 2003 and 18% and 12%, respectively for the nine months ended October 31, 2004 and 2003. The decline in the revenue from EMC as a percentage of our sales is the result of the entrance of new competitors into the storage market and the lengthened sales cycle in the high-end director market; as well as the overall growth in revenue dollars from our other OEMs and non-OEM channels, particularly IBM with whom we have a strengthened relationship. Expanding our reseller, distributor and system integrator channels into Small Medium Enterprise (SME) and vertical markets will be a strategic focus for us as we continue to grow our business. However, the level of sales to any single customer may vary and the loss of any one significant customer, or a decrease in the level of sales to any significant or group of significant customers, could harm our financial condition and results of operations. Given the dependencies on our limited number of OEM resellers combined with an increasingly competitive environment, we may experience continued adverse price pressures at critical times near the end of the fiscal quarters. In addition, the fiscal quarters for many of our largest OEM and reseller partners begin during the last month of our fiscal quarter. While we do not have complete insight into the purchasing processes of our OEM and reseller partners, we believe that such partners may purchase some amount of our non-configured product in anticipation of end-user customer demand that will be realized in the later portion of their fiscal quarter. Large end-of-quarter purchases by our partners could result in lower future revenues or earnings if market demand as forecasted by our partners is not met.

Domestic and international revenue was approximately 66% and 34% of our total revenue, respectively, for the three months ended October 31, 2004. For the three months ended October 31, 2003, domestic and international revenue was approximately 66% and 34% of our total revenue, respectively. For the nine months ended October 31, 2004, domestic and international revenue was 64% and 36% of total revenue as compared to 69% and 31%, respectively for the nine months ended October 31, 2003. Revenues are attributed to geographic areas based on the location of the customers to which our products are shipped. International revenues primarily consist of sales to customers in Western Europe and the greater Asia Pacific region. Included in domestic revenues are sales to certain OEM customers who take possession of our products domestically and then distribute these products to their international customers. In addition, included in revenues from Western Europe are sales to certain OEM customers who take possession of our products in distribution centers designated for international-bound product and then distribute these products among various international regions. Our mix of international and domestic revenue can, therefore, vary depending on the relative mix of sales to certain OEM customers.

Gross Profit

Gross profit margin of 56% for the three months ended October 31, 2004 reflects a 210 basis point decline from the gross profit margin of 58% for the three months ended October 31, 2003. Costs of goods sold consists of product costs, which are generally variable, and manufacturing operating cost, which include both variable and fixed expenses. Product costs as a percentage of revenue increased approximately 1.0% due to lower product revenue and revenue growth in lower margin service products, which were partially offset by higher margin software sales and lowered component costs. Manufacturing operating costs as a percentage of revenue increased 1.1% due to the release of inventory-related reserves during the third quarter of fiscal 2003 and higher product royalty charges during the third quarter of fiscal 2004.

For the nine months ended October 31, 2004 and 2003, gross profit margin was 56% and 58%, respectively, reflecting a decrease of 200 basis points. Product costs as a percentage of revenue increased 0.5% due to lower product revenues and growth in lower margin service products, which were partially offset by increases in higher margin software sales, lower component costs and the one-time increase in revenue due to retroactive ESCON service fees. Manufacturing operating costs as a percentage of revenue increased 1.5% due primarily to the release of inventory-related reserves and obligations of approximately $2.7 million or 0.9% of the nine-month 2003 gross margins reported above.

In anticipation of the competitive-driven and natural decline in selling prices, we continue to drive cost advantages through our engineering and manufacturing processes. In April 2004, we announced the availability of the lower cost versions of our second-generation switch technology and began shipping the lower cost versions of our director components. Through these actions, we anticipate gross profit margin will remain in the mid-50 percent range through the fourth quarter of fiscal 2004.

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

For the three months ended October 31, 2004, research and development expenses decreased $0.8 million to $22.8 million compared with $23.6 million for the three months ended October 31, 2003. Research and development expenses reflect the net impact of capitalized software development costs which reduce research and development expenses when recorded on the balance sheet and amortized against cost of goods sold upon introduction of the software product. In the third quarter ended October 31, 2004, capitalized software costs were $6.0 million compared to $2.2 million for the three months ended October 31, 2003. These costs vary in conjunction with stages of development of our application software, our new director and switch products and related firmware software. The decrease caused by the capitalization of software development expenses was partially offset by a $1.0 million increase in personnel related expenses attributable to our third quarter 2003 acquisitions and a $1.5 million increase in spending related to product development and testing of our new products scheduled for general availability in the fourth quarter of fiscal 2004 and the first quarter of fiscal 2005.

For the nine months ended October 31, 2004, research and development increased by $9.4 million to $70.0 million as compared with $60.5 million for the nine months ended October 31, 2003. This increase was primarily due to a $8.2 million increase in personnel related expenses attributable to fiscal 2003 acquisitions and a $8.7 million increase in spending related to new product development and testing. This increased spending was partially offset by increases in the capitalization of software development costs during fiscal 2004. Capitalized software costs for the nine months ended October 31, 2004, increased to $12.9 million as compared to $4.8 million for the nine months ended October 31, 2003.

Selling and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing and sales; costs associated with promotional and travel expenses; and IT and facilities expenses.

For the three months ended October 31, 2004, selling and marketing expenses increased $3.2 million to $26.8 million as compared to $23.5 million for the three months ended October 31, 2003. This increase was primarily due to a $1.8 million increase for personnel expenses as well as increases in equipment costs, and tradeshow and marketing activities totaling $1.4 million

For the nine months ended October 31, 2004, selling and marketing expenses increased by $4.0 million to $74.5 million as compared to $70.5 million for the nine months ended October 31, 2003. Increases in personnel, travel and equipment costs of $4.8 million in fiscal 2004 were offset by a $1.0 million decrease in customer acquisition costs from the nine months ended October 31, 2003 attributable to two new OEM contracts signed during that period.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses for corporate executives, finance, human resources and investor relations, as well as accounting and professional fees, corporate legal expenses, other corporate expenses, and IT and facilities expenses.

For the three months ended October 31, 2004 and 2003, respective, general and administrative expenses were $5.8 million and $8.1 million. For the nine months ended October 31, 2004 and 2003, respectively, general and administrative expenses were $19.5 million and $21.8 million. These decreases over prior year are attributable to several litigation matters the Company was involved in during fiscal 2003 which were subsequently settled.

Amortization Of Purchased Intangible Assets. Amortization of purchased intangible assets was $5.6 million and $2.5 million for the three months ended October 31, 2004 and 2003, respectively; and $17.2 million and $3.6 million for the nine months ended October 31, 2003, respectively. The increases were the result of our fiscal 2003 acquisitions through which we recorded approximately $113 million of amortizable intangible assets. These assets are being amortized on a straight-line basis over a period of one to nine years.

Amortization of Deferred Compensation. Amortization of deferred compensation was $1.0 million for the three months ended October 31, 2004, and $5.7 million for the three months ended October 31, 2003 (of which approximately $26,000 and $285,000 was included in cost of revenue, respectively). Deferred amortization expense of $4.8 million was recorded for the nine months ended October 31, 2004 and $8.6 million for the same period October 31, 2003 (of which approximately $162,000 and $555,000 was included in cost of revenue, respectively). We have recorded deferred compensation in connection with Class B common stock options granted prior to our August 9, 2000 initial public offering (IPO) and restricted Class B stock grants granted through our equity incentive plans. In addition, we issued approximately 1.0 million shares of Class B restricted common stock with vesting periods ranging from 12 to 24 months in connection with our acquisitions during fiscal 2003. We are amortizing all deferred compensation on a straight-line basis over the vesting period of the applicable options and stock awards. Deferred compensation expense related to these awards will decrease as the awards become fully vested over the following two to five years

Restructuring Charges. In the fourth quarter of fiscal 2003, we announced that we were taking certain cost improvement actions, which included a workforce reduction and facility consolidation. During the nine months ended October 31, 2004, we completed our planned closure of our Toronto engineering facility and recorded an approximate $1.1 million restructuring charge related to this closure. In addition, we incurred an additional $279,000 restructuring charge in fiscal 2004 for additional severance-related and other costs as we finalized the reduction in workforce that was initiated in the fourth quarter of 2003. As of October 31, 2004, all planned activities under this plan had been completed and all remaining accrued liabilities were paid or settled.

Interest and Other Income. Interest and other income consisted primarily of interest earnings on our cash, cash equivalents and various investment holdings. Interest and other income decreased to $1.6 million for the three months ended October 31, 2004 as compared with $1.9 million for the three months ended October 31, 2003. Interest and other income decreased to $4.3 million for the nine months ended October 31, 2004 as compared with $5.5 million for the nine months ended October 31, 2003. This decrease in income reflects the use of a portion of our investment portfolio to fund our third quarter 2003 acquisitions. Fluctuations in our investment balances as well as fluctuations in interest rates could cause our investment income to vary between periods.

Interest Expense. For the three months ended October 31, 2004, interest expense increased slightly to $0.4 million compared with $0.2 million for the three months ended October 31, 2003. For the nine months ended October 31, 2004, interest expense decreased $1.6 million to $0.9 million compared to $2.5 million for the nine months ended October 31, 2003. The decrease in interest expense from the nine months ended October 31, 2003 to 2004 was attributable to the interest rate swap which was established during the third quarter fiscal 2003. This interest-rate swap agreement has the economic effect of modifying the fixed interest obligations associated with our convertible debt so that the interest payable on the majority of the debt effectively becomes variable based on the six-month London Interbank Offered Rate (LIBOR) minus 152 basis points. The reset dates of the swap are February 15 and August 15 of each year until maturity on February 15, 2010. On August 16, 2004, the six-month LIBOR setting was reset to 1.92%, resulting in a rate of approximately 0.4%, which is effective until February 15, 2005. Significant increases in interest rates in future periods could significantly increase interest expense.

Provision for Income Taxes. The Company has recorded tax expense for the nine months ended October 31, 2004 even though the pre-tax result on the books is a loss. This is due primarily to taxes payable in foreign jurisdictions where the net taxable income will be positive. No tax benefit is realized currently for the book loss or available tax credits as the Company has established a valuation allowance against its entire domestic net deferred tax assets. The tax provision for the three and nine months ended October 31, 2003 includes a non-cash charge of $38.7 million related to recording a valuation allowance against deferred tax assets.

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

The Internal Revenue Service is currently conducting an audit of the Company’s US income tax returns for 2000, 2001 and 2002. An audit of these years is mandated by the procedures for Joint Committee cases due to the carry back of tax losses from the 2001 and 2002 tax years to 2000. In addition, the state of Colorado has completed a review of income tax returns filed by the Company with the state for 2001 and 2002. We received notification from the state auditor on November 4, 2004 that no changes would be proposed with respect to those returns.

Liquidity and Capital Resources

Our financial condition remains solid. At October 31, 2004, cash, short- and long-term investments were $303 million compared to approximately $317 million as of January 31, 2004. These balances include approximately $5 million of restricted cash that we are required to maintain in relation to the interest rate swap we have executed in connection with our convertible debt. We invest excess cash predominantly in debt and equity instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than three years with the intent to make such funds readily available for operating purposes, including expansion of operations and potential acquisitions or other transactions.

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

In summary, our cash flows were:

	Nine Months Ended October 31,
Source/(use) (in thousands)	2004	2003
Net cash provided by operating activities	$9,955	$45,129
Net cash used by investing activities	(5,750)	(243,947)
Net cash provided (used) by financing activities	(6,816)	130,170

The decrease in cash provided by operating activities reflects the net loss for the nine months ended October 31, 2004 adjusted for non-cash charges including depreciation, amortization, deferred compensation and changes in working capital items. Working capital items include accounts receivable, inventories, other current and non-current assets, accounts payable, accrued liabilities and deferred revenue. Accounts receivable was a use of $1.5 million in the first nine months of fiscal year 2004 compared to a use of $23.5 million in the first nine months of 2003. Days sales outstanding (DSO) was 60 days and 58 days for the nine months ended October 31, 2004 and 2003, respectively. The change between years is the result of the timing and collections compared to the linearity of billings within the quarter. The use of cash of $13.6 million during the first nine months of fiscal 2004 for the net purchase of inventories compares to the $5.5 million use of cash during the same period of fiscal 2003. The increased purchasing reflects the build of inventories surrounding the next generation of products that are currently in the pre-production phase. For the nine months ended October 31, 2004, cash provided from accounts payable and accrued liabilities was $20,000 compared to the $17.7 million source of cash for the nine months ended October 31, 2003. This change reflects the timing of payments of vendor invoices as well as an $11 million payment made during the second quarter of fiscal 2004 to EMC in connection with the ESCON service agreement amendment.

The decrease in net cash used by investing activities reflects the fiscal 2003 use of cash proceeds for the acquisitions of Nishan and Sanera and our equity investment in Aarohi. In addition, the use of cash also reflects the use of cash proceeds from the issuance of convertible subordinated notes to purchase investments in the nine months ended October 31, 2003.

Net cash used by financing activities during the nine months ended October 31, 2004 reflects the Company’s purchase of treasury stock for $10.1 million. This use of cash is partially offset by proceeds from the issuance of common stock from stock option exercises and purchases under the Company’s employee stock purchase plan. In February 2003, we issued convertible subordinated notes of $172.5 million in principal amount, with proceeds of $167 million. The 2.25% convertible subordinated notes mature in February 2010, unless converted into McDATA common stock at a conversion price of $10.71 per share, subject to certain conversion price adjustments. Offsetting these net proceeds in fiscal 2003 were the use of $20.5 million of those proceeds to enter into share option transactions and $5 million of cash being classified as restricted related to our interest rate swap agreement.

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

Commitments

The Company has contracted with Sanmina SCI Systems, Inc. (SSCI), Solectron Corporation (Solectron) and others (collectively, Contract Manufacturers) for the manufacture of printed circuit boards and box build assembly and configuration for specific multi-protocol directors and switches. The agreements require the Company to submit purchasing forecasts and place orders sixty calendar days in advance of delivery. At October 31, 2004, the Company’s commitment with the Contract Manufacturers for purchases over the next sixty days totaled $62.7 million. The Company may be liable for materials that the Contract Manufacturers purchase on McDATA’s behalf if the Company’s actual requirements do not meet or exceed its forecasts and those materials cannot be redirected to other uses. At October 31, 2004, the Company had recorded obligations of approximately $6.6 million (See Note 4) primarily related to materials purchased by the Contract Manufacturers for certain end-of-life and obsolete material. Management does not expect the remaining commitments under these agreements to have a material adverse effect on the Company’s business, results of operations, financial position or cash flows.

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

In July 2003, we entered into an interest-rate swap agreement with a notional amount of $155.3 million that has the economic effect of modifying the fixed interest obligations associated with the Notes so that the interest payable on the majority of the Notes effectively becomes variable based on the six-month LIBOR minus 152 basis points. The reset dates of the swap are February 15 and August 15 of each year until maturity on February 15, 2010. On February 15, 2004, the six-month LIBOR setting was reset to 1.175%, resulting in a rate of approximately minus 0.345%, which was effective until August 15, 2004. On August 16, 2004, the six-month LIBOR setting was reset to 1.92%, resulting in a rate of approximately 0.4%, which is effective until February 15, 2005. Increases in interest rates could significantly increase the interest expense we are obligated to pay under the interest-rate swap agreement in future periods. The swap was designated as a fair value hedge and, as such, the gain or loss on the derivative instrument, as well as the fully offsetting gain or loss on the Notes attributable to the swap, were recognized in earnings. We are also required to post collateral based on changes in the fair value of the interest rate swap. This collateral, in the form of restricted cash, was $5.0 million at October 31, 2004.

On September 9, 2004, McDATA entered into a triple net office lease with Ridge Parkway Associates, LLC, a Delaware limited liability company for the future lease office space at 11802 Ridge Parkway, Building 2, Broomfield, Colorado (the “New Premises”). The Company intends to begin moving its current world headquarters location at 380 Interlocken Crescent, Broomfield, Colorado 80021 to the New Premises early in 2006 with lease payments commencing in February of 2006. The Company’s current headquarter office lease expires at the end of April 2006. The term of the new lease is for 11 years (with two 5 year renewal options) and is at market lease rates that are substantially lower than the current lease rate paid by the Company. The base annual lease rates per rentable square foot for the New Premises range from $0 in the first year to $14.15 in the last year of the lease, plus normal operating expenses. In addition, the Company has an option to purchase the New Premises at varying amounts until December 31, 2005. The lease and option to purchase have customary terms and conditions.

The following table summarizes our contractual obligations (including interest expense) and commitments as of October 31, 2004 (in thousands):

	Total	Less Than 1 Year	1-3 Years	More than 5 years
Convertible subordinated debt, at fair value	$172,781	$—	$—	$172,781
Non-cancelable operating leases	53,841	10,266	12,002	31,573
Non-cancelable purchase agreements	62,662	62,662	—	—
Capital leases, including interest	1,087	699	388	—

Total contractual obligations	$290,371	$73,627	$12,390	$204,354

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

With respect to revenue from our configured products, we request evidence of sell-through from our OEM and distributor partners prior to recognizing revenue. In situations where our OEM and distributor partners refuse to provide sell-through information when requested, but all the criteria under SAB 104 (as discussed above) have been met, we recognize revenue for such configured products. These configured products represent high value, customized solutions of directors, cabinets and various combinations of port cards ordered by our OEM and distributor partners as required by the end user. Non-configured products and components, such as our switch products, port cards, and FlexPort upgrades, are recognized as revenue when the criteria for SAB 104 (as discussed above) have been met, generally at time of shipment. Revenue for both configured and non-configured products and components is reduced for estimated customer returns, price protection rebates, and other contract terms that are provided to the Company’s OEMs, distributors and resellers. These estimates are calculated in accordance with SFAS No. 48, Revenue Recognition When Rights of Return Exist (SFAS 48) and rely on historical experience for all customer returns. We have not experienced credits in excess of 1% of annual revenues. If actual credit experience varies from our historical experience due to changes in product technology, the pricing environment or other unforeseen factors, our revenue could be adversely affected. Through the second quarter of fiscal 2004 McDATA had recognized revenue on distributor sales of non-configured products when proof of sell-through was obtained. This was due to insufficient historical experience regarding returns or credits under price protection or inventory rotation rights. McDATA has been monitoring and tracking distributor returns and purchasing patterns since 2001. We believe we have obtained sufficient historical experience as of the end of the second quarter of fiscal 2004. Therefore, during the third quarter of fiscal 2004 we began recognizing distributor revenue at the time of shipment. We estimate the potential for returns in accordance with SFAS 48 and record revenues upon shipment if all SAB 104 revenue recognition criteria have been met. As disclosed in the second quarter 2004 Form 10-Q, in connection with this change in estimate, we recognized approximately $1.3 million of distributor revenue which had previously been deferred. If actual credits received by our partners for returns or price protection and inventory rotation actions were to deviate significantly from our estimates, which are based on historical experience, our revenue could be adversely affected.

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

Additionally, we have certain purchase commitments with our Contract Manufacturers that are non-cancelable. We may be liable for materials that our third-party manufacturers purchase on our behalf if our actual requirements do not meet or exceed our forecasts and those materials cannot be redirected to other uses by the Contract Manufacturers. We evaluate these open purchase orders in light of our current inventory on hand, expected demand, market conditions and new product introductions. Based on this information, we record purchase obligations for inventory we believe is excess or obsolete and cannot be redirected to other uses by our contract manufacturers. At October 31, 2004, the Company’s commitment with our Contract Manufacturers for purchases over the next sixty days totaled $62.7 million, of which we had recorded reserves of $6.6 million. Adverse changes in our and our contract manufacturers’ calculations and assumptions concerning these purchase commitments may result in an increase to our vendor obligations and increase our cost of revenue.

Warranty Provision

We also provide for estimated expenses for warranty obligations as revenue is recognized. These estimates are based primarily on our historical experience with product failures, cost to repair and known identified product quality issues. Our historical warranty claims has been immaterial with actual warranty claims representing less than 1% of our annual cost of sales. Future material changes in our product and component quality or significant increases in our warranty repair and replacement cost could require revisions to the estimated warranty liability and could significantly increase our product costs, cause significant customer relations problems and reduce revenue. Where possible, we recover any warranty costs related to component quality through warranties we receive from our contract manufacturers and component suppliers.

Income Taxes

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We are required to estimate our income taxes in each jurisdiction where we operate. This process involves estimating our actual current income tax expense together with assessing temporary differences resulting from the different treatment of items for income tax and accounting purposes such as the timing of revenue recognition and accrued expenses, depreciation methods, reserve accounts, and research and development costs.

These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet net of any valuation allowance. In evaluating the need for a valuation allowance, we assessed the likelihood that our net deferred tax assets will be recovered from future taxable income. We have considered past tax return and financial statement operating losses, cumulative losses for financial accounting in recent years, estimated future taxable income and our ongoing prudent and feasible tax planning strategies as factors that affect the need for a valuation allowance. After considering all available evidence, both positive and negative, management concluded, after applying the provisions of SFAS 109, that it is more likely than not that we will not be able to realize our deferred tax assets in the future. Therefore, a full valuation allowance has been provided against those deferred tax assets. The portion relating to the acquisitions of Nishan and Sanera in 2003, was applied as an increase to the basis of other assets from the acquired companies.

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

Valuation of Long-Lived Assets Including Goodwill and Purchased Intangible Assets

We have performed and will perform an annual impairment test for goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, (SFAS 142). This review is based on a comparison of the carrying value of our net assets including goodwill balances to the fair value of our net assets using the quoted market price of our common stock. We performed the 2004 impairment test during our first fiscal quarter and determined that no impairment loss should be recognized. In the event that business conditions change and our market value were to drop significantly below year-end levels, future tests may result in a need to record a loss due to write down of the value of goodwill. At October 31, 2004, goodwill recorded in the consolidated balance sheet totaled $78.7 million.

We currently operate our business as a single solutions business and do not maintain separate cash flows or operating margins on a segmented level. Future operating losses, deterioration of our business or segmentation of our operations in the future could also lead to impairment adjustments as such issues are identified.

Capitalized Software Development Costs

We capitalize certain software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (SFAS 86). Under SFAS 86, costs incurred to develop a computer software product are charged to research and development expenses as incurred until technological feasibility has been established. We establish technological feasibility upon completion of a detailed program design or working model from which point all research and development costs for that project are capitalized until the product is available for general release to customers. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life of the products, or both.

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

We incurred a substantial loss for the nine months ended October 31, 2004 and for the fiscal years ended January 31, 2004 and December 31, 2002, and may not be profitable in the future.

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

We depend on EMC and IBM, for a significant portion of our total revenue. Sales to EMC and IBM represented approximately 49% and 23%, respectively, of our revenue for the three months ended October 31, 2004 and 47% and 25% respectively, for the nine months ended October 31, 2004. We anticipate that our future operating results will continue to depend heavily on sales to EMC and IBM. EMC and IBM resell products offered by our competitors, and nothing restricts EMC and IBM from expanding those relationships in a manner that could be adverse to us. Therefore, the loss of either EMC or IBM as a customer, or a significant reduction in sales to either EMC or IBM could significantly reduce our revenue. While we are aware that Dell sources some of our switch product through EMC, it is unclear whether this mitigates our dependency on EMC. Our product sales agreements with sales partners do not provide for the purchase of a guaranteed minimum amount of product.

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

For the three months ended October 31, 2004, we derived a significant portion of our revenue from sales of our director-class IntrepidTM switch products. We expect that revenue from our director-class IntrepidTM switch products will continue to account for a substantial portion of our revenue for the foreseeable future. Factors such as performance, market positioning, the availability and price of competing products, the introduction of new technologies and the success of our OEM, reseller and systems integrator customers will affect the market acceptance of our products. Therefore, continued market acceptance of these products and their successor products, along with our SphereonTM switches and Eclipse® routers, are critical to our future success.

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

We conduct significant marketing, pre-sales assistance and customer support operations in countries outside of the United States and also depend on non-U.S. operations of our contract manufacturers, and our distribution partners. Further, we utilize an India-based firm to provide certain software engineering services, and our virtualization chip supplier, Aarohi Communications, is also reliant on offshore engineering. We derived approximately 34% of our revenue for the three months ended October 31, 2004, from customers located outside of the United States. We believe that our continued growth and profitability will require us to continue to expand marketing and selling efforts internationally. We have limited experience in marketing, distributing and supporting our products internationally and may not be able to maintain or increase international market demand for our products. In addition, our international operations are generally subject to inherent risks and challenges that could harm our operating results, including:

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

The European Union has finalized the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. This directive must now be enacted and implemented by individual European Union governments (such legislation together with the directive, the “WEEE Legislation”), and certain producers are to be financially responsible under the WEEE Legislation beginning in August 2005. In addition, the European Parliament has enacted a requirement for the elimination or reduction of hazardous substances (RoHS). This legislation governs the recovery of such substances as mercury, lead, cadmium, and hexavalent cadmium. We are currently reviewing the applicability of WEEE and RoHS Legislation to our electronic products. Accordingly, we cannot currently estimate the extent of increased costs resulting from the WEEE and RoHS Legislation. Similar legislation may be enacted in other geographies, including federal and state legislation in the United States, the cumulative impact of which could be significant costs.

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

We rely on Sanmina SCI, Inc. (SSCI), Solectron Corporation, Pycon Incorporated, IBM and LSI Logic, together our contract manufacturers, to manufacture our products. Our contract manufacturers are not obligated to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order. In addition, our contract manufacturers do not guarantee that adequate capacity will be available to us within the time required to meet additional demand for our products. We generally place forecasts for products with our contract manufacturers approximately four to five months prior to the anticipated delivery date, with order volumes based on forecasts of demand for our products. We generally place purchase orders ninety calendar days in advance of delivery. If we fail to forecast demand for our products accurately, we may be unable to obtain adequate manufacturing capacity from our contract manufacturers to meet our customers’ delivery requirements or unexpected increases in customer purchase orders. As a result, we may not be able to benefit from any incremental demand and could lose customers. If we over-estimate demand for our product, we may accumulate excess inventories and obligations to our contract manufacturers under binding purchase orders in excess of our needs. At October 31, 2004, our commitment with our contract manufacturers for purchases and anticipated transformation costs over the next sixty days totaled approximately $62.7 million.

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

As more fully set forth in Note 15 to our Condensed Consolidated Financial Statements, we are a defendant in a consolidated securities class action know as In Re Initial Public Offering Securities Litigation (SDNY). We may become subject to additional class action litigation following a period of volatility in the market price of our common stock. Securities class action litigation results in substantial costs and diverts the attention of management and our resources and seriously harms our business, financial condition and results of operations.

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

In October 1997, and in connection with the reorganization of our business, we entered into certain agreements with EMC relating to our business relationship with EMC. In addition, we have entered into agreements with EMC relating to our relationship with EMC after the completion of our initial public offering in August 2000 and the distribution by EMC of our Class A common stock in February 2001. We have also entered into an OEM Purchase and License Agreement with EMC that governs EMC’s purchases of our products and grants EMC rights to use, support and distribute software for use in connection with these products. The agreement does not provide for the purchase of a guaranteed minimum amount of product. These agreements were negotiated and made in the context of our prior parent-subsidiary relationship. As a result, some of these agreements may have terms and conditions, including the terms of pricing, that are less beneficial to us than agreements negotiated with unaffiliated third parties. Sales and services revenue pursuant to these agreements with EMC represented approximately 49% of our revenue for the three months ended October 31, 2004. In addition, in some instances, our ability to terminate these agreements is limited, which may prevent us from being able to negotiate more favorable terms with EMC or from entering into similar agreements with third parties.

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

Our convertible subordinated debt is subject to a fixed interest rate and the notes are based on a fixed conversion ratio into Class A common stock. In July 2003, the Company entered into an interest-rate swap agreement with a notional amount of $155.3 million that has the economic effect of modifying the fixed interest obligations associated with the notes so that the interest payable on the majority of the notes effectively becomes variable based on the six-month London Interbank Offered Rate (LIBOR) minus 152 basis points. If interest rates on this variable rate debt were to increase or decrease, our annual interest expense would increase or decrease accordingly. This increased or decreased interest expense would be partially offset by the effects of these interest rate changes on our cash and investment portfolio. The notes are not listed on any securities exchange or included in any automated quotation system; however, the notes are eligible for trading on the PortalSM Market. On December 2, 2004, the approximate bid price per $100 of our notes was $94.50 and the approximate ask price of our Notes was $95.00, resulting in an aggregate fair value of between $163.0 million and $163.9 million. Our Class A common stock is quoted on the Nasdaq National Market under the symbol, “MCDTA.” On December 3, 2004, the last reported sale price of our Class A common stock on the Nasdaq National Market was $5.79 per share.

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

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended October 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, we become involved in various lawsuits and legal proceedings that arise in the normal course of business. Litigation is subject to inherent risks and uncertainties and an adverse result in any matter may harm our business, financial condition or results of operations. In the opinion of management and except as otherwise noted, the ultimate disposition of any of the claims described herein are not expected to have a material adverse effect on our consolidated results of operations, financial position or cash flow. Please see Note 15 of the Condensed Consolidated Financial Statements for a description of the litigation matters.

ITEMS 2, 3 and 5 are not applicable and have been omitted.

ITEM 4. Submission of Matters to A Vote of Security Holders

The annual meeting of the Company’s stockholders was held on October 27, 2004. At that meeting, three proposals were submitted to a vote of the Company’s stockholders. Proposal 1 was a proposal to elect three directors, John A. Kelley, Jr., John W. Gerdelman and Betsy S. Atkins to serve until the 2007 Annual Meeting of Stockholders. Proposal 2 was a proposal to ratify the appointment of Deloitte & Touche LLP as the Company’s independent public accountants for the fiscal year ending January 31, 2005. Proposal 3 was a proposal to amend certain provisions of the 2001 McDATA Equity Incentive Plan. For further information regarding the annual meeting, please see the Company’s Proxy Statement on Schedule 14A filed with the SEC.

	Number of Votes
Proposal	For	Against	Abstain/ Withhold	Broker Non-Votes
Proposal 1 - Election of director: John A. Kelley, Jr.	72,288,332	—	1,739,563	N/A
Proposal 1 - Election of director: John W. Gerdelman	72,463,888	—	1,564,007	N/A
Proposal 1 - Election of director: Betsy S. Atkins	69,181,682	—	4,846,212	N/A
Proposal 2 - Ratification of Deloitte & Touche LLP appointment	73,074,640	898,140	55,112	N/A
Proposal 3 - Approval to amend the McDATA 2001 Equity Incentive Plan	33,769,480	9,822,228	232,849	30,203,336

Consequently, all proposals were approved by stockholders. Broker non-votes are not counted as votes cast or affect the outcome of Proposal 3.

ITEM 6. Exhibits

(a)	Exhibits filed for the Company through the filing of this Form 10-Q.

10.14.2+	IBM OEM Purchase Agreement

10.19.6+	New Headquarters Office Lease Agreement

10.20.2	Amended and Restated Executive Severance Agreement

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32	Section 906 Certifications of Principal Executive Officer and Principal Financial Officer

+	Portions of these Exhibits have been omitted and filed separately with the SEC pursuant to an order or a request for confidential treatment.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McDATA CORPORATION

By:	/s/ ERNEST J. SAMPIAS
Ernest J. Sampias
Senior Vice President of Finance and Chief Financial Officer

December 6, 2004