Form 10-K
period 2005-01-31
MCDATA CORP
filed 2005-04-04
CIK 731502

Use these links to rapidly review the document
TABLE OF CONTENTS
McDATA CORPORATION INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended January 31, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 000-31257

McDATA Corporation
(Exact name of registrant as specified in its charter)

A Delaware Corporation (State or other jurisdiction of incorporation or organization)	84-1421844 (I.R.S. Employer Identification No.)
380 Interlocken Crescent, Broomfield, Colorado 80021 Telephone Number (720) 558-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Each Exchange on Which Registered
McDATA Class B Common Stock ($0.01 per share, par value)	Nasdaq National Market

Securities registered pursuant to Section 12(g) of the Act:

McDATA Class A Common Stock
($0.01 per share, par value)
Nasdaq National Market

        At March 15, 2005, approximately 81,000,000 shares of the registrant's Class A Common Stock were outstanding and approximately 38,161,614 shares of the registrant's Class B Common Stock were outstanding. At July 31, 2004, the aggregate market value of the registrant's Class A Common Stock held by non-affiliates was approximately $405,000,000 million and the aggregate market value of the registrant's Class B Common Stock held by non-affiliates was approximately $113,679,975 million.

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
Form 10-K

McDATA Corporation
FORM 10-K

Special Note Regarding Forward-Looking Statements

        Some of the information presented in this Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Although McDATA Corporation ("McDATA" or the "Company," which may also be referred to as "we," "us" or "our") believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its businesses and operations; there can be no assurance that actual results will not differ materially from our expectations. Factors that could cause actual results to differ materially from expectations include:

  •
  changes in our relationship with EMC Corporation, or EMC, International Business Machines Corporation, or IBM, Hitachi Data Systems, or HDS, and our other distribution partners and the level of their orders;

  •
  our ability to successfully increase sales of McDATA's directors, switches, embedded software and management software, including SANavigator®;

  •
  competition in the multi-protocol (Fibre Channel and IP) network market, including competitive pricing pressures and product give-aways, by our competitors such as Brocade Communication Systems, Inc., or Brocade, QLogic Corp., or QLogic, Computer Network Technology Corporation, or CNT, Cisco Systems, Inc., or Cisco, Emulex Corporation and other IP and multi-protocol switch and software suppliers;

  •
  our ability to expand our product offerings including our ability to successfully qualify and ramp sales of new products (including higher port density, multi-protocol and intelligent network products);

  •
  our ability to partner with other companies and jointly sell products, including but not limited to management software with Network Appliance, and software for blades servers with QLogic;

  •
  unexpected engineering costs or delays, additional manufacturing and component costs or production delays that we may experience in connection with new product development;

  •
  a loss of any of our key customers (and our OEMs' key customers), distributors, resellers, suppliers or our contract manufacturers;

  •
  any change in business conditions, our business and sales strategy or product development plans, and our ability to attract and retain highly skilled individuals;

  •
  any industry or technology changes that cause obsolescence of our products or components of those products;

  •
  one-time events and other important risks and factors disclosed previously and from time to time in our filings with the U.S. Securities and Exchange Commission, or SEC, including the risk factors discussed in this Annual Report; and

  •
  the impact of any acquisitions by us of businesses, products, or technologies, including difficulties in integrating any acquisitions, including the merger with CNT announced on January 18, 2005.

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

PART I

ITEM 1. Business

Who We Are

        Never at any point in time has data been more critical to the enterprise, nor more abundant. The Internet, data mining and digital technologies have all added to the data deluge and driven the essential role that information plays in the success of the organization. It has become increasingly challenging to efficiently transport, store and protect data while controlling costs to the enterprise.

        McDATA Corporation provides data infrastructure solutions that make it possible for companies to manage this ever-growing data. Through storage area networking (SAN) products, including hardware and software, we connect servers and storage devices throughout an enterprise's global data infrastructure and assure constant availability of data. We also provide professional services, support and education that enable businesses to create SANs that are optimized for rapid deployment and responsiveness to customer needs. We combine experience in designing, developing and manufacturing high performance SAN solutions with knowledge of business critical applications to solve data infrastructure challenges facing enterprises of varying sizes.

        With a mastery of technology and vision of the future, McDATA is helping our customers evolve their infrastructures into a globally connected, centrally managed and tiered "Global Enterprise Data Center" or GEDC. The data center expands to encompass all server, storage and data assets in the enterprise, no matter where they are located around the world. It is a dynamic, adaptive network that can respond to meet fast-changing needs. The GEDC initiative will help customers meet their needs today, while preparing them to meet the rapid growth of the future. Every product that we provide enables this vision; and together with our strategic partners, we can deliver these advanced solutions for our customers. McDATA offers the breadth of product offering and future vision to fulfill this initiative.

        McDATA solutions can be found in over 8,000 data centers worldwide—and they touch over 2/3 of the world's business data. With a market leadership position in enterprise SANs and director class switching, global customers look to McDATA to solve their pressing information lifecycle management challenges, such as continuous availability, business protection and consolidation. Our solutions are an integral part of data services infrastructures sold by many major storage and system vendors, including Dell Products L.P. (Dell), EMC Corporation (EMC), Hewlett-Packard (HP), Hitachi Data Systems (HDS), International Business Machines Corporation (IBM), Storage Technology Corporation (STK) and Sun Microsystems, Inc. (Sun). The Company was reorganized and incorporated in the state of Delaware in October of 1997.

Recent Developments

        On January 17, 2005, we entered into an agreement and plan of merger with Computer Network Technology Corporation (CNT), a provider of networking products, services and solutions. Upon completion of the merger, CNT shareholders will be entitled to receive 1.3 shares of McDATA Class A common stock for each share of CNT common stock then held by them, together with cash in lieu of fractional shares. The boards of directors of McDATA and CNT believe that the proposed merger will create a combined company that will establish a leading position in enterprise storage networking, encompassing world-class products, services and software. The merger will combine the products, talent and expertise of two respected names in storage networking and is expected to accelerate McDATA's GEDC initiative to deploy a broadened tiered network infrastructure. The merger with CNT, which is anticipated to occur in McDATA's second quarter of fiscal 2005, still requires the satisfaction of additional conditions including obtaining the approval of the shareholders of McDATA and CNT.

Hardware Products

  SAN Fibre Channel and FICON Directors

        McDATA is a leading provider of high availability SAN directors with our Intrepid® 10000 Director (256 ports), Intrepid 6140 Director (140 ports) and Intrepid 6064 Director (64 ports). The Intrepid 10000 Director is one of the highest-port-count directors available on the market today. The Intrepid 10000 Director, the Intrepid 6140 Director and the Intrepid 6064 Director provide high availability and high port density within14u, 12u and 9u ("u" equals 1.75 inches in height), respectively to reside in a single McDATA Fabricenter® Cabinet or any other industry standard cabinet rack.

        The Intrepid 10000 Director enables data centers to securely consolidate up to four fabrics and keep data available across the enterprise. With dynamic partitioning (Director FlexPars™ Partitions), carrier-class availability and support for distance extension, we believe the Intrepid 10000 Director is ideally suited to act as the ‘backbone‘ for tiered network infrastructures within the data center. Intrepid directors are flexible building blocks for storage networks with hundreds and even thousands of connections and hundreds of terabytes of storage. Our directors are designed with optimal port granularity per module. In the rare event of a single port failure, only one port module in a director would be affected and can be replaced without network disruption. In addition, the extensibility and openness of our architecture provides customers with investment protection by providing a platform that can be upgraded to new performance levels and protocols including FICON, or mainframe multi-speeds, such as 1 Gb, 2 Gb, 4 Gb and 10 Gb; and has a passive midplane allowing for multi-protocol transmission.

        The distinction between a director-class environment and a simple combined or clustered switching solution environment is significant at the core of the data center. Our directors offer full redundancy, "five-nines" (99.999%) of availability, ultra-high predictive performance provided by a non-blocking architecture, security and highly integrated centralized management provided through software management tools. McDATA's directors provide customers with high performance, high availability solutions to network storage.

  SAN Fibre Channel Fabric Switches

        For small and mid-sized enterprises that want high performance features at a cost effective "pay as you grow" upgrade price, we offer the Sphereon™ family of fabric switches with FlexPort technology. The Sphereon 4500 delivers "connectivity-on-demand" in 8 port increments (8, 16 and 24 ports). The Sphereon 4300 Fabric Switch delivers "connectivity-on-demand" in 4 port increments (4, 8 and 12 ports). When upgrading a switch from 8 ports to 12 ports, for example, the customer simply purchases a FlexPort upgrade and implements the upgrade using a simple software feature enablement key, which upgrades the switch without the need to replace the switch. With each Sphereon Fabric Switch, we offer SANPilot® web-based management software. SANPilot provides the features necessary to easily manage small SAN fabrics. The Sphereon 4000-Series (4500 and 4300) fabric switches also offer non-disruptive software code load and activation (HotCAT® Technology), hot-plug capable transceivers, Fibre Channel loop connectivity for storage consolidation (directly attaching disk or tape and maximizing storage utilization) and other industry leading features.

        For larger departments within a data center, we offer the Sphereon 3232 Fabric Switch. The Sphereon 3232 is also available for FICON environments and offers HotCAT Technology (non-disruptive code load and activation), redundant power and cooling, hot-plug-capable transceivers and other industry leading features. With each Sphereon 3232 Fabric Switch we also include SANPilot at no additional cost.

  SAN Routers

        For enterprises that want to route between SAN islands, gain interoperability between multi-protocol resources and extend their Fibre Channel storage networks over their IP networks across campus or the global enterprise, we offer the Eclipse™ family of SAN routers. The Eclipse family includes the Eclipse 2640 (16 multi-service ports), the Eclipse 3300 (8 multi-service ports) and the Eclipse 1620 SAN routers (4 multi-service ports). These switch solutions allow for integrated disaster recovery architectures and cost effective integration of low-end servers and applications into the storage network. The Eclipse 2640 and 3300 switches also provide SAN routing capabilities, allowing end-customers to consolidate heterogeneous SANs and share data between heterogeneous storage environments, while at the same time isolating faults from propagating between SANs with fault isolation technology. With the Eclipse line of switch products we offer our SANvergence® Manager software.

  Cabinets

        Our Fabricenter Cabinet supports internal cable management for 512 Fibre Channel cables and provides 36u of vertical space while occupying only one tile width (24") of valuable data center floor space. Its sleek, industrial design provides maximum airflow, security and visibility of equipment. The Fabricenter Cabinet can house our Intrepid, Sphereon nd Eclipse lines of products. These cabinets, when populated with our director, switch and software products, represent our configured products.

Software Products

        McDATA brings to market software that adds reliability, flexibility and simplicity to the implementation and maintenance of the Global Enterprise Data Center. McDATA software is comprised of management software and intelligent network services, embedded in the Enterprise Operating System. Our storage network management software makes SAN management simple, delivering complete device and fabric management. Whether for managing McDATA devices or having visibility into the SAN end-to-end from the HBA to the array, McDATA has the right SAN management application to fit customers' needs—all designed to maximize return on investment, minimize risk and plan for your future needs.

        By the end of 2005, McDATA expects that it will have one management application that will integrate the following products available today:

  •
  SANavigator®—A comprehensive, storage network management application used to manage the entire SAN, including other switch vendors, from the HBA to the array. Optional features for enhanced security, performance monitoring, FICON management and risk mitigation are available.

  •
  Enterprise Fabric Connectivity Manager (EFCM)—A storage network management application used to configure and manage McDATA storage area networks. Optional features for enhanced security, performance monitoring, FICON management and risk mitigation are available.

  •
  SANvergence—A collection of software tools for managing a multi-protocol storage fabric consisting of McDATA switches and gateways. This intuitive interface allows for advanced configurations on a SAN-wide basis, including zoning in a mixed environment consisting of Fibre Channel and iSCSI hosts, storage devices and switches.

        McDATA Intelligent Network Services in Enterprise Operating System (E/OS) can help enterprises achieve an advanced level of efficiency while protecting the data that is essential to their enterprise. E/OS delivers comprehensive device intelligence, helping customers diagnose and troubleshoot potential problems and control access to the SAN.

        McDATA Intelligent Network Services provide the engine behind McDATA high-availability environments. HotCAT non-disruptive code activation, configuration backup/restore and inter-switch link (ISL) fencing features ensure that McDATA devices are the most reliable on the market. ISL fencing maintains the stability of the SAN by taking ports out of operation that pose a risk, protecting the fabric against external failure. Users are automatically alerted when ports are taken out of operation. Using fabric diagnostic capabilities to help resolve the problem, the user can then manually re-enable those ports. Features like Zone FlexPar partitions allow customers to continue to grow their SAN fabric by making device additions. Value- added services are also available to further secure and optimize the performance of the storage network, such as:

  •
  SANtegrity® Security Suite: To help secure the storage network and address federal and state compliance requirements, SANtegrity adds an additional layer of security to ports, devices and fabrics through binding, authentication and other features.

  •
  Open Trunking: Allows customers to optimize the performance of a SAN by load-balancing traffic across all available ISLs. Open Trunking increases useable ports by optimizing current ISL utilization and freeing up more ports for device connections. Through Open Trunking, an organization can lower its total cost of ownership.

Professional Services and Solutions

        Our Professional Services group provides customers with some of the most experienced and comprehensive storage network consulting services and solutions in the industry. Our full line of services, state-of-the-art tools and SANavigator allow customers to efficiently plan, implement and manage complex storage networks worldwide. We provide customers with complete solutions that solve critical customer problems such as consolidation and data protection, allowing the customers to focus on their business mission with the assurance of high availability and functionality. We also provide technology-centric, vendor-neutral storage network training to IT professionals through our Learning Services group. Our training emphasizes system-level solutions by providing IT professionals the skills necessary to be effective in today's multi-vendor, heterogeneous storage networking environments.

Technology

        We have developed custom ASIC (Application Specific Integrated Circuit) technology that serves as the foundation for the development of our complete family of SAN products. These ASICs combine a number of Fibre Channel functions in a single chip, reducing the number of components needed in our Fibre Channel directors and switches. Our ASICs are used in our current Fibre Channel directors and Fibre Channel fabric switch products, and we intend to use variations of such ASICs in our future products. The architecture enables product designs that span from the high-end data center to low-end workgroup storage computing environments with gigabit performance and 24x7 operation.

        Our technology/architecture allows us to offer director-class products with a higher number of data transmission ports in less space than similarly sized competitive products. This architecture allows end customers to maximize space in their data centers. Our Intrepid Directors products utilize a durable serial crossbar non-blocking architecture, which allows for the maximization of usable ports because none of our director ports needs to be diverted to other network switches—unlike developed architectures based upon small-port-count switches in a meshed switch environment. Our current architecture enables us to address large enterprise tiered customer fabrics with thousands of ports. The architecture supports transmission of up to 2 gigabits per second, 4 gigabits per second and 10 gigabits per second. The flexibility of our architecture provides customers with investment protection by allowing the director platform to be upgraded from 1 gigabyte, to 2 gigabits, to 4 gigabits and to 10 gigabits, when generally available, as well as future technology protocols like IP, iSCSI and Infiniband (IB).

        Our current director products include, and we expect our future products will include, many of the following characteristics:

  •
  system status monitoring;

  •
  ability to replace faulty internal component parts without interruption of data transmission;

  •
  non-disruptive serviceability;

  •
  automated component failure detection and reporting;

  •
  user-friendly operation;

  •
  automated call home features;

  •
  network management that supports both in-band and out-of-band systems; and

  •
  network management via our SANavigator, EFCM, Element Manager, E/OS, SANPilot, and SANvergence Manager software products.

Customers

        Three major storage OEMs; EMC, IBM and HDS, are significant providers of enterprise storage systems. For the fiscal year ending January 31, 2005, EMC accounted for approximately 47% (56% in 2003), IBM accounted for approximately 25%, which excludes $15.3 million of ESCON product revenue recognized from July 1 through January 31, 2005, (21% in 2003), and HDS accounted for approximately 9% (10% in 2003) of our total revenue. McDATA solutions are offered and sold by other major storage and system vendors, including Dell, HP, STK and Sun. In addition to our storage and system vendors, we have relationships with resellers, distributors and systems integrators worldwide. In fiscal 2004, EMC extended the term of its current OEM purchase agreement with the Company to June 30, 2006 and IBM entered into an OEM purchase agreement with the Company.

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

Sales and Marketing

        Our sales and marketing approach is focused on an indirect sales model executed through top worldwide storage OEMs such as EMC, IBM, HDS, HP, STK, Sun and Dell, and our distributors, resellers and system integrators. In addition to having channel sales support coverage, we support these distribution customers with a customer direct-assist sales model with our field sales and service personnel. The role of the customer facing personnel is to drive McDATA value and preference and to ensure that our top channel partners are leading with McDATA solutions. In order to be competitive, we may need to increase our field sales team and we may need to enhance our direct-assist model and contact with end-user customers to create product pull through our sales channels. SANavigator software, is sold primarily through reseller, systems integrator and distributor channels. We also offer our Professional Services directly and indirectly through a number of our channels and other service providers. Our Professional Services group is recognized within the industry as technical experts with proven storage networking system design and deployment methodologies and comprehensive multi-protocol education curricula.

        Our OEMs and several of our large reseller customers incorporate our directors and switches into their end-user customer products that are installed and field-serviced by the partner's technical support organizations. IBM Global Services provides our first level of field support for all products that are sold through IBM and IBM Global Services. Anacomp provides first level field support for products sold through our indirect channel partners (generally, system integrators, smaller resellers and distributors). The sales cycle used in selling to an OEM and large reseller customer can vary significantly in terms of its length and complexity. Often, it involves the use of our testing labs or those of our strategic partners to qualify the products through substantial testing. It also involves the submission of proposal documentation and presentations to such customers. This sales process generally involves the combined efforts of our sales and marketing, engineering and management teams and can take from several weeks to more than one year.

        As of January 31, 2005, our sales organization was located in several major cities in the United States, Canada, Germany, the United Kingdom, Japan, Austria, France, Italy, Spain, Eastern Europe, the Nordics, the Netherlands, Australia, Hong Kong, Korea, India, Thailand, Switzerland, Singapore and China. Our sales and marketing organization includes field sales personnel, systems engineers, channel sales professionals, educational services providers and sales operations professionals.

        For financial information about geographic areas, see Note 15 "Segment Information," of the Notes to Consolidated Financial Statements

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

Manufacturing

        We have transitioned to an outsourced manufacturing model by moving all manufacturing tasks to our contract manufacturers. Please see Note 13 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements for a further discussion of our outsourcing activities. Our leased repair and logistics facility, located in Louisville, Colorado, is approximately 45,000 square feet. We currently anticipate that this facility will be adequate for our activities for the foreseeable future.

        We subcontract all of our production activities, including the manufacture, assembly and testing of our products. Sanmina-SCI, Inc. (SSCI) is the contract manufacturer for a portion of our printed circuit boards, and they perform assembly, testing, box build and cabinet integration for our directors. SSCI also manufactures our Sphereon 3232 Fabric Switch. SSCI manufactures these products in Fountain, Colorado and Rapid City, South Dakota. Solectron Corporation (Solectron) is the contract manufacturer for our Sphereon 4500 and 4300 Fabric Switches and for our Eclipse 2640 and 1620 Routers. Solectron manufactures these products in Austin, Texas and Guadalajara, Mexico. SSCI and Solectron have multiple sites in multiple countries that can be used to significantly expand their manufacturing capacity. We currently depend upon LSI Logic and IBM for the production of all of our custom ASICs. ASIC's for our Intrepid 10000 Director come from a COT (Customer Owned Tooling) model. Wafers are manufactured by Taiwan Semiconductor Manufacturing Corporation.

        During the fourth quarter of fiscal 2004, the Company received formal notification from SSCI of its intention to terminate and renegotiate its Manufacturing and Purchasing Agreement with McDATA on March 1, 2005. Subsequently and to further extend the negotiation period, SSCI extended this Manufacturing and Purchasing Agreement until April 15, 2005. The Company and SSCI are in discussions regarding a potential renewal of the contract and we believe a new agreement will be signed before this date. Although unlikely, should the contract with SSCI not be renewed, the Company would be required to shift the manufacturing of product to another contract manufacturer. Such a transition may adversely affect our ability to deliver products to our OEM's, distributors and resellers.

        We depend on SSCI, Solectron, IBM, LSI Logic, Vitesse Semiconductor Corporation and our other subcontractors to deliver high-quality products in a timely manner, but we cannot be assured that they will be able to do so. We do not have long-term supply contracts with any of our subcontractors and we are subject to component supply shortages.

        We design test processes for all of our products to identify the causes and measure the frequency of product failures. We and our major suppliers use these test processes in connection with the manufacture of our products. For certain of our high reliability products, our tests include environmental stress screening (HASS), which seeks to ensure product performance and reduce premature product failures, and other test processes, designed to identify product defects prior to shipping. In addition to qualifying our products, we also qualify our component suppliers based on their ability to manufacture components within defined specifications.

Research and Development

        The SAN and other information infrastructure markets are characterized by rapid technological change, including changes in customer requirements, frequent new product introductions and enhancements, and evolving industry standards. We believe that continued research and development efforts are an important factor in our ability to maintain technological competitiveness. We employ individuals in engineering and development efforts that are focused on the development, enhancement and testing of directors and switches, ASICs and the associated software offerings that address the needs of the SAN market. We intend to dedicate resources to the continued development of the Fibre Channel and other protocol standards, and to achieve interoperability with the storage networking devices of other companies. Finally, our Systems Integration Lab located in Broomfield, Colorado is the industry's premier fibre channel switched fabric interoperability lab and is staffed by fibre channel and open systems experts.

        Our research and development expenditures were approximately $91.4 million in the fiscal year ended January 31, 2005, $88.8 million in the fiscal year ended January 31, 2004, and $59.3 million in the fiscal year ended December 31, 2002.

Competition

        The market for our multi-protocol SAN switching hardware and software products is highly competitive, especially with the entrance of competitors from the IP based switch market. Our competitors are providing SAN switching hardware and software that is multi-protocol capable such as Fibre Channel over IP (FCIP), SCSI over Internet (iSCSI), Internet Fibre Channel (iFCP) and InfiniBand (IB). Our primary competitors in this market are Brocade and Cisco, and others include CNT, QLogic Corp., Emulex Corporation, Broadcom Corporation, Veritas Software Corporation, Fujitsu Softech and others, including storage hardware device providers. Given the recent market share gain by Cisco, other IP-based switching companies such as Juniper, Extreme, and Foundry may enter the market for multi-protocol SAN products. A number of our current and potential competitors have longer operating histories, greater name recognition, access to larger customer bases, more established distribution channels and substantially greater financial and managerial resources. Given the highly competitive market, we anticipate continued elongated sales cycles and continued pricing pressures. To remain competitive, we may have to shift headcount to our direct-assist sales model to enhance direct end-user customer touch.

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

        Currently, we hold 41 U.S. patents and have 46 additional U.S. patents pending. We are seeking additional patent protection for certain additional aspects of our technology. However, it is possible that patents may not be issued for these applications. It is possible that litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of our resources and could materially harm our business. From time to time, we have received, and may receive in the future, notice of claims of infringement of other parties' proprietary rights. Infringement or other claims could be asserted or prosecuted against us in the future, and it is possible that past or future assertions or prosecutions could harm our business. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause delays in the development and release of our products, or require us to develop alternative non-infringing technology or enter into royalty or licensing arrangements. Such royalty arrangements, if required, may not be available on terms acceptable to us, or at all. For these reasons, infringement claims could materially harm our business.

        Under the terms of the May 2000 Master Confidential Disclosure and License Agreement between EMC and us, EMC has granted us a license to then existing EMC patents and we granted EMC a license under then existing McDATA patents. If we are acquired, our acquirer will retain this license as long as our acquirer grants to EMC a license under all of the acquirer's patents for those products licensed under the agreement under the same terms as the license we have granted to EMC under the agreement. The potential for a loss of the license from EMC after an acquisition may make an acquisition of us by a third party unlikely.

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

Employees

        At January 31, 2005, we had 1,008 full-time employees. Of these employees, 372 were engaged in engineering and development, 372 in sales and marketing, 113 in manufacturing and customer support, and 151 in general and administrative. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

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
(720) 558-8000

Risk Factors

Risks Relating to Our Business

Changing Market Conditions and Increased Competitive Risks.

        The market for our multi-protocol storage area networking (SAN) products and solutions has grown and will continue to become more competitive with (a) the entrance of competitors from the IP based switching market into our SAN market, (b) pricing pressures resulting from this increase in competitive SAN networking products and solutions, (c) challenges to our direct-assist sales model with distribution through channels when our competitors engage end-user customers directly or otherwise have the ability to drive end-user customer preference for SAN equipment through their traditional IP networking presence and relationships, and (d) anticipated competition from our own storage OEM partners through their recent acquisitions of, or alliances with, competitive software management products and/or application providers that would utilize the intelligence in the network. As a result of these market changes, we anticipate continued lengthened sales cycles and price erosion in an environment where storage OEM certification of our products may still be required for end-user customer acceptance. Given our direct-assist sales model with distribution through our channel partners, we are highly dependent upon our channel partners' relationships with end-user customers to promote the value of our products. If our channel partners do not promote the value of our products or competitors begin to control end-user customer preference, we may lose sales in key enterprise accounts that would materially adversely affect our revenues.

We are highly dependent on our OEM partners, especially EMC, and efforts by them to reduce the prices of their suppliers may decrease our revenue and gross margins.

        We are highly dependent on our OEM partners, especially EMC, and efforts by them to reduce the prices of their suppliers may decrease our revenue and gross margins. For example, given our concentration of sales with EMC, and the revenue decline with EMC experienced during the fiscal year 2004, we may continue to experience decreases in sales revenue and gross margins that may lead us to be unprofitable. Moreover, the introduction of such new products and any pending qualification and certification by our partners may stall sales of our existing products with end user customers. Given the dependencies on our limited number of OEM resellers combined with an increasingly competitive environment, we may experience continued adverse price pressure at critical times near the end of the fiscal quarters.

We may not be able to successfully compete against existing or potential competitors.

        The market for our multi-protocol SAN switching hardware and software products is highly competitive, especially with the entrance of competitors from the IP based switch market. Our competitors are providing SAN switching hardware, service blades solutions and software that is multi-protocol capable (such as Fibre Channel over IP (FCIP), SCSI over Internet (iSCSI), Internet Fibre Channel (iFCP) and InfiniBand). Our competitors in the this market include Brocade, CNT, Cisco, QLogic Corp., Emulex Corporation (which acquired Vixel Corporation), Broadcom Corporation (which acquired the assets of Gadzoox Networks), Veritas Software Corporation, Fujitsu Softech and others, including storage hardware device providers. Given the market share gain by Cisco, other IP based switching companies such as Juniper, Extreme, Foundry and others may enter the market for multi-protocol SAN products. Many of our competitors and potential competitors have longer operating histories, greater name recognition, access to larger customer bases, more established distribution channels and substantially greater financial and managerial resources than McDATA. Given the highly competitive market, we anticipate continued lengthened sales cycles and continued downward pricing pressures. To be competitive, we may have to increase headcount in our direct-assist sales model and migrate to a direct end-user customers touch and possibly to direct sales, which we may not be able to do successfully and which, in any case, will increase expenses. Continued or increased competition could result in pricing pressures, reduced sales, reduced margins, reduced profits, reduced market share, further elongating of sales cycles, or the failure of our products to achieve or maintain market acceptance.

We incurred a substantial loss for the fiscal years ended January 31, 2005, January 31, 2004 and December 31, 2002 and may not be profitable in the future.

        We incurred losses of $20.9 million, $43.1 million and $10.0 million, respectively, for the fiscal years ended January 31, 2005, January 31, 2004 and December 31, 2002. Our future operating results will depend on many factors, including the growth of the multi-protocol (Fibre Channel and IP) market, market acceptance of new products we introduce, demand for our products, levels of product and price competition and our reaching and maintaining targeted costs for our products. In addition, we expect to incur continued significant product development, sales and marketing, and general and administrative expenses. We cannot provide assurance that we will generate sufficient revenue to achieve or sustain profitability.

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

        We depend on EMC and IBM, for a significant portion of our total revenue. Sales to EMC and IBM represented approximately 47% and 25%, respectively, of our revenue for the fiscal year ended January 31, 2005. The 25% of our revenue attributable to IBM does not include $15.3 million of ESCON product revenue recognized from July 1 through January 31, 2005. We anticipate that our future operating results will continue to depend heavily on sales to EMC and IBM. EMC and IBM resell products offered by our competitors, and nothing restricts EMC and IBM from expanding those relationships in a manner that could be adverse to us. Therefore, the loss of either EMC and IBM as a customer, or a significant reduction in sales to either EMC and IBM could significantly reduce our revenue. While we are aware that Dell sources some of our switch product through EMC, it is unclear whether this mitigates our dependency on EMC. Our product sales agreements with sales partners do not provide for the purchase of a guaranteed minimum amount of product.

We currently have limited product offerings and must successfully introduce new products and product enhancements that respond to rapid technological changes and evolving industry standards.

        For the fiscal year ended January 31, 2005, we derived a significant portion of our revenue from sales of our director-class Intrepid switch products. We expect that revenue from our director-class Intrepid products will continue to account for a substantial portion of our revenue for the foreseeable future. Factors such as performance, market positioning, the availability and price of competing products, the introduction of new technologies and the success of our OEM, reseller and systems integrator customers will affect the market acceptance of our products. Therefore, continued market acceptance of these products and their successor products, along with our Intrepid 10000 Director, are critical to our future success.

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

        We are currently developing products that contain untested devices and subassemblies. As with any development, there are inherent risks should such devices or subassemblies require redesign or rework. In particular, in conjunction with the transition of our products from fibre channel to multi-protocol, 2 Gb to 4 Gb to 8 Gb to 10 Gb transmission speed technology, higher port densities, and advanced management capabilities, we will be introducing products with new features and functionality, such as our next generation director-class switch product, the Intrepid 10000 Director. We face risks relating to this product transition, including risks relating to getting storage and system OEMs to qualify such products, forecasting of demand, as well as possible product and software defects and a potentially different sales and support environment due to the complexity of these new systems. Finally, if we fail to timely introduce new products, or to add new features and functions to existing products to compete against new entrants in the market, or if there is no demand for these or our current products, our business could be seriously harmed.

Risks related to our recently announced acquisition.

        In January 2005, we announced our intent to acquire Computer Network Technology Corporation (CNT). While management believes that such acquisitions are an integral part of the Company's long-term strategy, there are risks and uncertainties related to acquiring companies. Once the CNT acquisition is completed, our success will depend upon retaining customers and existing contracts, integrating CNT and their products with McDATA, finalizing a combined roadmap retaining critical employees from CNT and ramping sales.

Our business is subject to risks from global operations.

        We conduct significant sales and customer support operations in countries outside of the United States and also depend on non-U.S. operations of our contract manufacturers, and our distribution partners. Further, we utilize an India based firm to provide certain software engineering services, and our virtualization chip supplier, Aarohi Communications, is also reliant on offshore engineering. We derived approximately 38% of our revenue for the fiscal year ended January 31, 2005, from customers located outside of the United States. We believe that our continued growth and profitability will require us to continue to expand marketing and selling efforts internationally. We have limited experience in marketing, distributing and supporting our products internationally and may not be able to maintain or increase international market demand for our products. In addition, our international operations are generally subject to inherent risks and challenges that could harm our operating results, including:

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

        Some of our operations use substances regulated under various federal, state and international laws governing the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. Certain of our products are subject to various federal, state and international laws governing chemical substances in electronic products. We could incur costs, fines and civil or criminal sanctions, loss of revenue, third-party property damage or personal injury claims if we were to violate or become liable under environmental laws. The ultimate costs under environmental laws and the timing of these costs are difficult to predict.

        The European Union has finalized the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. This directive must now be enacted and implemented by individual European Union governments (such legislation together with the directive, the "WEEE Legislation"), and certain producers are to be financially responsible under the WEEE Legislation beginning in August 2005. In addition, the European Parliament has enacted a requirement for the elimination or reduction of hazardous substances (RoHS). This legislation governs the recovery of such substances as mercury, lead, cadmium, and hexavalent cadmium. We are currently reviewing the applicability of WEEE and RoHS Legislation to our electronic products. Accordingly, we cannot currently estimate the extent of increased costs resulting from the WEEE and RoHS Legislation. Similar legislation may be enacted in other geographies, including federal and state legislation in the United States, the cumulative impact of which could be significant costs.

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

        We currently purchase several key components from single or limited sources. We purchase application specific integrated circuits (ASICs), special purpose processors and power supplies from single sources, and gigabit interface converters and optic transceivers from limited sources. Additional sole or limited sourced components may be incorporated into our products in the future. Delays in the delivery of components for our products could result in delays or the inability to meet our customers' demands and result in decreased revenue. We do not have any long-term supply contracts to ensure sources of supply of components. In addition, our suppliers may enter into exclusive arrangements with our competitors, stop selling their products or components to us at commercially reasonable prices or refuse to sell their products or components to us at any price, which could harm our operating results. Further, we have purchased components from our suppliers from time to time that have been subsequently found not to meet the supplier's published specifications. If our suppliers are unable to provide (or we are unable otherwise to obtain) components for our products on the schedule and in the quantities and quality we require, we will be unable to manufacture our products. We have experienced and may continue to experience production delays and quality control problems with certain of our suppliers, which, if not effectively managed, could prevent us from satisfying our production requirements. If we fail to effectively manage our relationships with these key suppliers, or if our suppliers experience delays, disruptions, capacity constraints or quality control problems in their manufacturing operations, our ability to manufacture and ship products to our customers could be delayed, and our competitive position, reputation, business, financial condition and results of operations could be seriously harmed.

The loss of our contract manufacturers, or the failure to forecast demand accurately for our products or to manage our relationship with our contract manufacturers successfully, would negatively impact our ability to manufacture and sell our products.

        We rely on Sanmina SCI, Inc. (SSCI), Solectron Corporation, IBM and LSI Logic, together our contract manufacturers, to manufacture our products. Our contract manufacturers are not obligated to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order. In addition, our contract manufacturers do not guarantee that adequate capacity will be available to us within the time required to meet additional demand for our products. We generally place forecasts for products with our contract manufacturers approximately four to five months prior to the anticipated delivery date, with order volumes based on forecasts of demand for our products. We generally place purchase orders sixty calendar days in advance of delivery. If we fail to forecast demand for our products accurately, we may be unable to obtain adequate manufacturing capacity from our contract manufacturers to meet our customers' delivery requirements or unexpected increases in customer purchase orders. As a result, we may not be able to benefit from any incremental demand and could lose customers. If we over-estimate demand for our product, we may accumulate excess inventories and obligations to our contract manufacturers under binding purchase orders in excess of our needs. At January 31, 2005, our commitment with our contract manufacturers for purchases and anticipated transformation costs over the next sixty days totaled approximately $36.1 million.

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

The potential continuation of a general economic slowdown may significantly reduce expenditures on information technology infrastructure.

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

        Our ability to successfully implement our business plan, develop and offer products, and manage expansion in a rapidly evolving market requires a comprehensive and effective planning and management process. We continue to increase the scope of our operations domestically and internationally. In addition, in September 2003, we acquired Sanera and Nishan, which significantly increased the size of our operations. Our growth in business and relationships with customers and other third parties has placed, and will continue to place, a significant strain on management systems, resources, intercompany communication and coordination. As we grow, our failure to maintain and to continue to improve upon our operational, managerial and financial controls, reporting systems, processes and procedures, and/or our failure to continue to expand, train, and manage our work force worldwide, could seriously harm our business and financial results.

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

        Our products may contain undetected software or hardware errors when first introduced or when new versions are released. Our products are complex, and we have from time to time detected errors in existing products. In addition, our products are combined with products from other vendors. As a result, should problems occur, it might be difficult to identify the source of the problem. These errors could result in a loss of or delay in market acceptance of our products, cause delays in delivering our products or meeting customer demands and would increase our costs, reduce our revenue and cause significant customer relations problems. Errors could also result in the need for us to upgrade existing products at customer locations, which would increase our costs or cause significant customer relations problems.

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

        Our OEMs, reseller and systems integrator customers typically conduct significant evaluation, testing, implementation and quality acceptance procedures before they begin to market and sell new solutions that include our products. This evaluation process is lengthy and may extend up to one year or more. This process is complex and may require significant sales, marketing and management efforts on our part. This process becomes more complex as we simultaneously qualify our products with multiple customers. As a result, we may expend significant resources to develop customer relationships before we recognize revenue, if any, from these relationships. Products that are not qualified by storage and system OEMs and resellers, may not gain market acceptance. Our OEM and reseller customers have multiple sources for products similar to ours, and as such, may not qualify our products for any number of reasons.

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

        In October 1997, and in connection with the reorganization of our business, we entered into certain agreements with EMC relating to our business relationship with EMC. In addition, we have entered into agreements with EMC relating to our relationship with EMC after the completion of our initial public offering in August 2000 and the distribution by EMC of our Class A common stock in February 2001. We have also entered into an OEM Purchase and License Agreement with EMC that governs EMC's purchases of our products and grants EMC rights to use, support and distribute software for use in connection with these products. The agreement does not provide for the purchase of a guaranteed minimum amount of product. These agreements were negotiated and made in the context of our prior parent-subsidiary relationship. As a result, some of these agreements may have terms and conditions, including the terms of pricing, that are less beneficial to us than agreements negotiated with unaffiliated third parties. Sales and services revenue pursuant to these agreements with EMC represented approximately 47% of our revenue for the fiscal year ended January 31, 2005. In addition, in some instances, our ability to terminate these agreements is limited, which may prevent us from being able to negotiate more favorable terms with EMC or from entering into similar agreements with third parties.

Provisions of our agreements with EMC relating to our relationship with EMC after the distribution of our Class A common stock to EMC's stockholders may prevent a change in control of our company.

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

We may be obligated to indemnify EMC if the distribution of our Class A common stock to EMC's stockholders was not tax-free.

        The May 2000 Tax Sharing Agreement that we have entered into with EMC obligates us to indemnify EMC for taxes relating to the failure of EMC's distribution to EMC's stockholders of our Class A common stock to be tax-free if that failure results from, among other things:

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

        While the risk associated with the Company's obligations under the Tax Sharing Agreement should diminish over time, the Company's tax years covered by the agreement, as it relates to the Distribution, will remain open to examination by the IRS for at least three years from the date the returns for those years were filed.

ITEM 2. Properties

        Our principal facilities for administration, sales, marketing, customer support, manufacturing, engineering and research and development are described below.

Location	Size	Lease Termination	General Use
1. 380 Interlocken Crescent, Broomfield, CO(a)	100,207 sq. ft	April 2006	Admin, Sales and Support
2. 1722 Boxelder Street, Louisville CO(b)	45,552 sq. ft	March 2009	Manufacturing Logistics and Product Testing
3. 4 McDATA Parkway, Broomfield, CO	164,984 sq. ft	Owned	Engineering, Labs, Education and Support
4. 4555 Great America Parkway, Santa Clara, CA	103,622 sq. ft	November 2016	Software Development, Engineering, Labs and Support
5. 2200 Professional Drive, Roseville, CA	5,015 sq. ft.	April 2006	Engineering, Labs and Support
6. 370 San Aleso Ave., Sunnyvale, CA (Sanera)(c)	32,538 sq. ft	July 2005	Engineering, Labs and Admin.
7. 3F North Tower, Beijing Kerry Centre, 1 Guang Hua Road, Beijing, China	3,358 sq. ft.	July 2006	Sales and Support

(a)
This facility is our current world headquarters location. We have entered into a lease for 168,127 sq. ft. at 11802 Ridge Parkway, Broomfield, CO. This facility will replace 380 Interlocken Crescent during the first quarter of 2006. The build-out of 11802 Ridge Parkway is expected to begin in mid-2005.

(b)
We have a new lease that goes through March 2009 with an early termination option in March 2007 in exchange for a one-time payment if we choose to exercise this option.

(c)
This facility is no longer being used and we are in the process of closing it.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

        No shareholder meeting was held in the fourth quarter of 2004. We intend to hold our annual meeting of shareholders in September of 2005. Accordingly, shareholder proposals for inclusion in the annual meeting proxy statement should have been sent to our Secretary at 380 Interlocken Crescent, Broomfield, Colorado 80021 and must be received by May 11, 2005.

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our Class B common stock has been quoted on the Nasdaq National Market under the symbol "MCDT" since our initial public offering on August 9, 2000. Our Class A common stock has been quoted on the Nasdaq National Market under the symbol "MCDTA" since EMC's distribution of that stock on February 7, 2001. Prior to those respective times there was no public market for either class of stock.

        We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and we have not declared or paid any cash dividends on our capital stock since inception, and do not anticipate paying any cash dividends in the foreseeable future. At March 15, 2005, there were approximately 10,400 stockholders of record of our Class A common stock and approximately 305 stockholders of record of our Class B common stock.

        The following table sets forth the range of high and low bid quotation per share of our Class A and Class B common stock reported on the Nasdaq National Market during fiscal 2004 and 2003:

	Class A		Class B
	High	Low	High	Low
Fiscal Year Ended January 31, 2004*
January	$10.23	$7.07	$10.25	$7.02
February-April	$10.76	$7.00	$10.79	$7.05
May-July	$15.88	$9.21	$15.79	$9.19
August-October	$13.15	$10.05	$12.93	$9.89
November-January	$10.95	$8.09	$10.88	$8.10
Fiscal Year Ended January 31, 2005
February-April	$9.03	$5.24	$9.00	$5.06
May-July	$5.76	$4.23	$5.46	$4.04
August-October	$6.73	$4.38	$6.43	$4.19
November-January	$6.40	$3.89	$6.10	$3.63

*
McDATA changed its fiscal year end to January 31. The corresponding fiscal quarter ends are April 30, July 31, October 31 and January 31.

        The Company's Board of Directors has authorized a plan for the Company to repurchase its common stock (Class A, Class B or a combination thereof). During fiscal 2004, the Board of Directors renewed the plan and reauthorized the repurchase of up to $50 million of its common shares. This repurchase plan expires on September 1, 2005 and allows the Company to repurchase shares on the open market, in negotiated transactions off the market, or pursuant to a 10b5-1 plan adopted by the Company. The Company adopted a 10b5-1 plan in September 2004, which allows the Company to repurchase its shares during a period in which the Company is in possession of material non-public information, provided the Company communicates share repurchase instructions to the broker at a time when the Company was not in possession of such material non-public information. As of January 31,

2005, approximately 3.0 million shares have been repurchased under the plan with a total cost at $19.0 million, as more fully described below.

Period	Total number of shares (or units) purchased*	Average price paid per share (or unit)*	Total number of shares (or units) purchased as part of publicly announced plans or program	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs**
December 15-16, 2003	678,574 Class A	$8.99	678,574 Class A	$41.25 Million
December 15-16, 2003	297,156 Class B	$8.93	297,156 Class B	$41.25 Million
October 13-14, 2004	2,000,000 Class B	$5.05	2,000,000 Class B	$39.90 Million
January 14, 2005	46,629 Class B	$4.01	46,629 Class B	$39.71 Million

(*)
Inclusive of commissions.

(**)
No more than $39.71 million of Class A common stock, Class B common stock or a combination thereof may be purchased.

ITEM 6. Selected Financial Data

        You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other financial information appearing elsewhere in this Annual Report. The consolidated statement of operations data set forth below with respect to the fiscal years ended January 31, 2005 and 2004, and December 31, 2002, and the consolidated balance sheet data as of January 31, 2005 and 2004, are derived from our audited financial statements appearing in Item 8. The consolidated statement of operations data set forth below with respect to the fiscal years ended December 31, 2001 and 2000, and the consolidated balance sheet data as of

December 31, 2001 and 2000 were derived from audited financial statements not included herein. Historical results are not necessarily indicative of the results of any future period.

	Years Ended January 31,		Years Ended December 31,
	2005	2004(1)(5)	2002(5)	2001(5)	2000(5)
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenue	$399,660	$418,860	$328,279	$344,406	$248,686
Total cost of revenue	176,161	177,329	178,114	215,751	119,543

Gross profit	223,499	241,531	150,165	128,655	129,143
Total operating expenses(2)	247,935	249,739	173,506	156,681	85,724

Income (loss) from operations(2)	(24,436)	(8,208)	(23,341)	(28,026)	43,419
Net income (loss)	$(20,872)	$(43,133	$(9,987)	$(8,656)	$30,764

Basic net income (loss) per share	$(0.18)	$(0.38)	$(0.09)	$(0.08)	$0.31

Diluted net income (loss) per share	$(0.18)	$(0.38)	$(0.09)	$(0.08)	$0.28

Shares used in computing basic net income (loss) per share	115,355	114,682	113,185	111,475	99,989
Shares used in computing diluted net income (loss) per share	115,355	114,682	113,185	111,475	107,953
	January 31,		December 31,
	2005	2004(1)	2002	2001	2000
	(in thousands)
Consolidated Balance Sheets Data:
Total assets(3)	$818,235	$830,968	$555,191	$513,953	$511,369
Working capital(3)	206,034	195,708	283,627	277,471	404,359
Long-term portion of obligations(4)	172,756	173,591	1,540	789	1,624
Total stockholders' equity	397,224	417,642	474,505	469,791	453,813

(1)
On January 15, 2003, the Company changed its fiscal year to end on January 31 rather than December 31. We believe that the twelve months ended December 31, 2002 and 2001 provide a meaningful comparison to the twelve months ended January 31, 2004.

(2)
In fiscal 2004 we incurred restructuring charges of $1.3 million and in fiscal 2003, we incurred restructuring costs and acquisition-related charges totaling approximately $13.7 million. In 2001, we incurred acquisition-related charges of $9.3 million.

(3)
Reflects approximately $131 million and $127 million in current assets and current liabilities for fiscal 2004 and 2003, respectively, related to our securities lending program entered into during fiscal 2003.

(4)
Includes long-term convertible debt issued during fiscal 2003, notes payable acquired in fiscal 2003 with our acquisition of Nishan and Sanera, and capital leases, excluding current portion.

(5)
In order to conform to current year presentation, the gain or loss associated with fixed asset disposal has been reclassed from interest income to operating expenses for prior years.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This section of the Annual Report on Form 10-K discusses the comparative year over year results of our operations, our liquidity and financial condition, our risk management practices and our critical accounting policies. You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes that are included in sections F-1 through F-46 of this document.

Overview

Change of Fiscal Year

        On January 15, 2003, we changed our fiscal year end to January 31, from December 31. We believe that the twelve months ended December 31, 2002 provides a meaningful comparison to the twelve months ended January 31, 2005 and January 31, 2004. There are no factors, of which we are aware, seasonal or otherwise, that would impact the comparability of information or trends, if results for the twelve months ended January 31, 2003 were presented in lieu of results for the twelve months ended December 31, 2002. References in this discussion to fiscal 2004 and fiscal 2003 represent the twelve months ended January 31, 2005 and January 31, 2004, respectively. References to fiscal 2002 represents the twelve months ended December 31, 2002.

Revenue Growth and Competitive Industry

        Our revenue for the fiscal year ended January 31, 2005 represented a 5% decrease over fiscal year 2003 and a 22% increase from fiscal year 2002. This year over year revenue decline is the result of lower product revenue due primarily to lower average selling prices for directors and switches offsetting higher demand or port growth. The decline in product revenue is partially offset by higher sales of software, service and warranty and ESCON products. The decline in our product revenue has occurred while the market for our SAN products and solutions has grown more competitive with (a) the entrance of competitors into our market, (b) pricing pressures resulting from an increase in competitive products and solutions, (c) challenges to our direct-assist sales model, and (d) anticipated competition from our own storage OEM partners through their recent partnerships with competitors to jointly sell complementary products. These market conditions present unique risks and uncertainties in a number of respects. Management believes the competitive market environment defines the overall performance of the Company and provides a specific context to further analyze revenues, operating expenses and liquidity. In particular, we anticipate continued elongated sales cycles and downward pricing pressures that could negatively impact our revenue growth rate. Moreover, revenue growth in fiscal 2005 is dependent on the introduction of our new products. We are currently proceeding with the launch of the Intrepid 10000 Director and other new products including higher performance switches later in the year. In addition, we are taking action to continue sales of products and technology acquired in connection with our acquisition of Nishan. As with any product introduction, we face risks in the design, testing, qualification and market acceptance of our new products. Some of the products we are developing may be more complex and feature-rich than our current products, and some of the development on these products was undertaken prior to the Nishan and Sanera acquisitions. If we fail to timely introduce new products, or if there is no demand for these or our current products, we may experience continued declines in revenue.

        In addition to the recent increased competition in the industry, we have experienced a shift in the buying patterns of our customers from configured director products to non-configured product sales including our switch products, directors port cards, and our FlexPort upgrades. Our OEM and reseller partners may purchase certain of these component products ahead of end-user demand, which could reduce subsequent purchases by those partners. Variations in the buying patterns of our customers would limit our ability to assemble, test and ship orders received in the last weeks and days of each quarter and could cause fluctuations in our quarterly revenue or earnings. Moreover, an unexpected decline in revenue without a corresponding and timely reduction in expenses could intensify the impact of these factors on our business, financial condition and results of operations.

        Management believes the trend of revenue, controlling of operating expense and the related competitive environment define the overall performance of the Company and provide a specific context to further analyze the financial results of the Company.

Merger and Acquisitions

        On January 17, 2005, we entered into an agreement and plan of merger with Computer Network Technology Corporation (CNT), a provider of networking products, services and solutions. Upon completion of the merger, CNT shareholders will be entitled to receive 1.3 shares of McDATA Class A common stock for each share of CNT common stock then held by them, together with cash in lieu of fractional shares. The boards of directors of McDATA and CNT believe that the proposed merger will create a combined company that will establish a leading position in enterprise storage networking, encompassing world-class products, services and software. The merger will combine the products, talent and expertise of two respected names in storage networking and is expected to accelerate McDATA's Global Enterprise Data Center initiative to deploy a broadened tiered network infrastructure. The merger with CNT, which is anticipated to occur in McDATA's second quarter of fiscal 2005, still requires the satisfaction of additional conditions including obtaining the approval of the shareholders of McDATA and CNT.

        On September 19, 2003, we completed our acquisition of all of the outstanding stock of Nishan, a provider of multi-protocol native IP storage switching solutions that builds open storage networking products based on IP and Ethernet, both international networking standards. On September 30, 2003, we completed our acquisition of all of the outstanding stock of Sanera, a developer of intelligent director class switching platform technologies. The results of operations discussed below reflect the operating results of Nishan and Sanera from the dates of acquisition. The purpose behind our acquisition of these two leading technology companies was to accelerate our time to market of leading-edge technology products including IP storage networking. Beginning after the acquisitions, we integrated the operations of these entities into our existing engineering and sales divisions to take advantage of cost efficiencies, including consolidation of engineering facilities and support resources and elimination of redundancies. Although historically these two companies incurred significant operating expenses during their development phases, we don't believe the historical financial results of the two companies are indicative of future operating expenses for the Company. We believe that in the long term, these operating expenses will be offset by increased revenues as the technologies and products are integrated into our existing and next-generation products.

Restructuring Activities

        In January 2004, we announced that we were taking certain cost improvement actions, which included a workforce reduction and facility consolidation. Total restructuring costs of $3.5 million consist of severance and benefit charges, facility closure expenses, and other charges. Severance and benefit charges of $2.3 million include severance and related employee termination costs associated with the reduction of the Company's workforce by 92 employees, or approximately 9%. Facility closure charges of $1.1 million relate to losses for a leased engineering facility in Toronto, Canada. In August 2004, the Company entered into agreements to sublease this facility to an unrelated third-party through the Company's remaining original lease term. In connection with these agreements, the Company made a one-time payment of approximately $1.0 million to satisfy all of its outstanding lease commitments for this facility. These payments were applied against the restructuring reserve accrual and approximate the original estimates made by the Company. All planned activities under this plan had been completed and all remaining accrued liabilities were paid or settled.

Revenue Reclassification

        During fiscal 2004, we began presenting a reformatted classification of revenue to provide further visibility into our product lines and to emphasize our software growth strategy. All prior periods have been reclassified to reflect the new classification. Our revenue comprises the following product categories:

  •
  Product Revenue—revenue from the sales of our director and switch products (including Eclipse SAN routers)

  •
  Software and Related Maintenance Revenue—revenue from the sales of our software licenses and related maintenance agreements. Our software maintenance agreements consist of our standard post-contract customer support (PCS) that are sold in conjunction with the initial sales of the software licenses. These services include customer support that provides bug fixes, upgrades and telephone support. Software sales are incidental to our hardware sales.

  •
  Other Service Revenue—revenue from our professional service offerings as well as services provided under extended maintenance and upgraded warranty contracts for our hardware products.

  •
  ESCON Revenue—historical revenue earned from the ESCON service agreement and, beginning July 1, 2004, revenue from our ESCON product sales.

ESCON Agreement Amendment

        In 1997, we entered into a services agreement with McDATA Holdings Corporation, a wholly-owned subsidiary of EMC, to provide manufacturing and distribution management services for proprietary mainframe protocol, or ESCON™, switching solutions manufactured for and sold to IBM. Under the terms of this agreement, we agreed to manage the ESCON product manufacture, design, order and product shipment in exchange for a service fee calculated as a fixed percentage of EMC's ESCON revenues. In the second quarter fiscal 2004, we amended the service agreement to effectively assume the ESCON business operations. This comprises the acceptance of the rights, risks and costs of inventory ownership and distribution; accounts receivable billing and collections; and sales and marketing activities. We elected to amend the service agreement and effectively assume the ESCON business operations for two primary reasons. First, we believe that the gross margin dollars that we will earn by managing the business in its entirety will exceed the service fees we would have earned under the prior arrangement. Second, as a result of our amendment of the service agreement, we obtained a retroactive increase in the prior service fee.

        Therefore, effective July 1, 2004, we began to fully consolidate the operations of the ESCON product line. Under this new arrangement, we have recorded $15.3 million of ESCON product revenue related to sales made from July 1 through January 31, 2005. In addition, we recorded the ESCON product inventory on our balance sheet and have included outstanding purchase commitments in our overall contract manufacturer commitments. The ESCON technology is a mature technology. IBM announced end-of-life on certain ESCON products as of December 31, 2004. The Company believes that fourth quarter fiscal 2004 ESCON sales were driven higher than expected as enterprise customers, particularly in Japan, waited until the final few months of product availability to place orders. In fiscal 2005, the Company expects ESCON revenue to maintain a quarterly run rate below $1.0 million. In the Results of Operations discussion, we classify the ESCON revenue results as "ESCON revenue" in an effort to segregate this business from our current product sales.

QLogic Joint Development and Marketing Agreement

        On November 22, 2004, the Company entered into a five year Master Joint Development and Marketing Agreement with QLogic Corporation, a Delaware corporation (QLogic). Pursuant to this agreement, the parties will jointly develop, market and distribute to select OEMs and other distribution channel partners certain joint embedded fabric switch and software offerings that consist of a QLogic embedded switch blade product for the server environment that is interoperable in McDATA fabrics and with McDATA's storage management and security software. QLogic paid McDATA an initial fee of $4.0 million has been deferred and will be recognized as revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (SAB No. 104) at the expiration of the agreement. QLogic will also pay a unit royalty on sales of the joint product offering.

Results of Operations

        The following table sets forth certain financial data for the periods indicated as a percentage of total revenues.

	Years Ended January 31,
			Year Ended December 31, 2002
	2005	2004
Revenue	100.0%	100.0%	100.0%
Cost of revenue	44.1	42.3	54.2

Gross profit	55.9	57.7	45.8
Operating expenses:
Research and development	22.9	21.2	18.1
Selling and marketing	25.3	22.9	22.9
General and administrative	6.4	7.2	8.7
Amortization of purchased intangible assets	5.7	2.1	0.6
Acquired in-process research & development and other acquisition related costs	—	2.7	—
Amortization of deferred compensation	1.4	2.9	2.5
Restructuring charges	0.3	0.6	—

Operating expenses	62.0	59.6	52.8
Loss from operations	(6.1)	(1.9)	(7.1)
Interest and other income, net	1.4	1.0	2.4

Loss before income taxes	(4.7)	(0.9)	(4.7)
Income tax expense (benefit)	0.1	9.2	(1.7)

Loss before equity in net loss of affiliated company	(4.8)	(10.1)	(3.0)
Equity in net loss of affiliated company	(0.3)	(0.2)	—

Net loss	(5.1)%	(10.3)%	(3.0)%

Revenues

	Years Ended January 31,
			Year Ended December 31, 2002
	2005	2004
	(in millions)
Product revenue	$301.7	$360.1	$284.1
Software and related maintenance revenue	59.4	44.7	29.4
Other service revenue	20.3	11.7	10.4
ESCON revenue	18.3	2.4	4.4

Total revenue	$399.7	$418.9	$328.3

        Our revenue for the year ended January 31, 2005 was $399.7 million, which represented a 5% decrease over fiscal year 2003 and a 22% increase from fiscal year 2002. Although we continue to see solid end-user interest for our products and solutions, the on-going competitive marketplace is expected to create a challenging sales environment for the foreseeable future. Given the entrance of competitors and products in our industry, we anticipate longer sales cycles and price declines that could negatively impact our revenue growth rate.

        Product revenue of $301.7 million for fiscal year 2004 was a 16% decrease over fiscal year 2003 and a 6% increase from fiscal year 2002. This year over year revenue decline in product revenue reflects a 5% increase in estimated director and switch ports sold offset by a 21% decrease in estimated average sales prices. The increase in sales of hardware ports reflects the market strength of our flex ports as well as our mid-range switch products despite the economic and competitive environment. We expect the number of ports shipped to fluctuate depending on the demand for our existing and newly introduced products including the timing of product introductions by our OEM customers. Average sales price declines during fiscal 2004 were greater than the historical pricing declines typical with our technology products. In fiscal 2004, we lowered pricing on director chassis and switches to take advantage of the ongoing competitive environment. These price declines were enabled by the lowered costs of our product components. However, as discussed above, competition or unforeseen changes in technology could negatively impact our revenue growth rate. Our fiscal year 2002 revenue was negatively impacted by the unfavorable economic conditions and suppressed IT storage and infrastructure spending, in particular in the high-end director market and our transition from 1 Gb to 2 Gb speed products in the first half of 2002. This environment had a particularly negative effect on our product revenue, which declined, from fiscal year 2001 levels. Our new product introductions in the last half of 2002, however, were widely received with higher than expected demand and revenue.

        Software and related maintenance revenue of $59.4 million for fiscal year 2004 increased 33% over fiscal year 2003 and increased 102% from fiscal year 2002. This revenue growth is due to higher sales of our embedded software products including our SANtegrity security solution and higher sales of Eclipse software. A significant portion of our software revenue is generated from sales of our Enterprise Fabric Connectivity Manager, or EFCM, software product.

        Other service revenue includes professional service revenue and revenue earned from our upgraded warranty and extended maintenance contracts on our hardware products. Other service revenue for the 2004 fiscal year was $20.3 million. This represents a 74% increase from fiscal year 2003 and a 95% increase from fiscal year 2002. These increases are due primarily to the activation of extended maintenance and upgraded warranty contracts sold in conjunction with our hardware products. In prior periods, we experienced a significant growth in deferred revenue as the attach rates for extended maintenance contracts increased significantly (primarily through IBM sales). As the standard product warranties on these products expire, we believe we will continue to see a slight increase in maintenance revenue as the extended contracts are activated and deferred revenue is recognized. As part of our recently announced OEM agreement with IBM, we will no longer provide the end-user support services through these extended maintenance contracts. Therefore, deferred revenue will decreases as the number of extended maintenance contracts is expected to decline in fiscal 2006.

        ESCON revenues of $18.3 million for fiscal 2004 increased $15.9 million from the $2.4 million for fiscal 2003, and $13.9 million from the $4.4 million for fiscal 2002. The increase reflects McDATA's assumption of the ESCON business operations from EMC during the second quarter of fiscal 2004. As of July 1, 2004, ESCON revenue included product revenue from sales of these products. In addition, ESCON revenue for fiscal 2004 includes $1.6 million of previously deferred service fees. These fees were deferred in prior periods in accordance with revenue recognition policies and the contract negotiations at that time.

        A significant portion of our revenue is concentrated with the largest storage OEMs. For the year ended January 31, 2005, approximately 47% of our total revenue came from EMC, compared to 56% and 54% for fiscal years 2003 and 2002 respectively. IBM, excluding the $15.3 million of ESCON product revenue related to sales as discussed above, contributed approximately 25% of our revenue for fiscal year 2004 compared to 21% and 25% for fiscal years 2003 and 2002, respectively. In addition, our third largest OEM customer, HDS, contributed approximately 9% of our revenue for fiscal 2004 compared to 10% and 9% for fiscal years 2003 and 2002, respectively. Other major storage and system vendors, including Dell, HP, STK and Sun, offer McDATA products and solutions. In addition to our storage and system vendors, we have relationships with many resellers, distributors and systems integrators. Sales to these other channels represented 19%, 13% and 12% of revenue in fiscal years 2004, 2003 and 2002, respectively. The decline in the revenue from EMC as a percentage of our sales is the result of the entrance of new competitors into the storage market and the lengthened sales cycle in the high-end director market; as well as the overall growth in revenue dollars from our other OEMs and non-OEM channels, particularly IBM with whom we have a strengthened relationship. Expanding our reseller, distributor and system integrator channels into Small Medium Enterprise (SME) and vertical markets will be a strategic focus for us as we continue to grow our business. However, the level of sales to any single customer may vary and the loss of any one significant customer, or a decrease in the level of sales to any significant or group of significant customers, could harm our financial condition and results of operations. Given the dependencies on our limited number of OEM resellers combined with an increasingly competitive environment, we may experience continued adverse price pressures at critical times near the end of the fiscal quarters. In addition, the fiscal quarters for many of our largest OEM and reseller partners begin during the last month of our fiscal quarter. While we do not have complete insight into the purchasing processes of our OEM and reseller partners, we believe that such partners have and may purchase some amount of our non-configured product in anticipation of end-user customer demand that will be realized in the later portion of their fiscal quarter. Large end-of-quarter purchases by our partners could result in lower future revenues or earnings in our following fiscal quarter if market demand as forecasted by our partners does not materialize.

        Domestic and international revenue was approximately 62% and 38% of our total revenue, respectively, for the fiscal year ended January 31, 2005. For the year ended January 31, 2004, domestic and international revenue was approximately 67% and 33% of our total revenue, respectively. For the year ended December 31, 2002, domestic and international revenue was approximately 63% and 37% of our total revenue, respectively. Revenues are attributed to geographic areas based on the location of the customers to which our products are shipped. International revenues primarily consist of sales to customers in Western Europe and the greater Asia Pacific region. Included in domestic revenues are sales to certain OEM customers who take possession of our products domestically and then distribute these products to their international customers. In addition, included in revenues from Western Europe are sales to certain OEM customers who take possession of our products in distribution centers designated for international-bound product and then distribute these products among various international regions. Our mix of international and domestic revenue can, therefore, vary depending on the relative mix of sales to certain OEM customers.

        Total deferred revenue balance of $49.7 million at January 31, 2005, includes approximately $23.0 million of long-term deferred revenue which primarily represents unearned revenue from our customer support or maintenance contracts on our software and hardware products. These contracts are billed and collected either upfront or annually at the beginning of each service period. We recognize revenue from these contracts ratably over the contractual period, generally one to three years. Long-term deferred revenue also includes the $4.0 million fee associated with the joint development and marketing agreement with QLogic as discussed above.

        The remaining portion of the deferred revenue balance at January 31, 2005, represents deferred revenue related to billings and collections for which one or more of the four criteria (evidence of an arrangement; delivery; fixed price; and collectibility) under SAB No. 104 and the American Institute of Certified Public Accountants' Statement of Position 97-2 (SOP No. 97-2), as amended, have not been met. These balances are all classified as short-term on the balance sheet at January 31, 2005 as all four criteria have historically been met in less than twelve months.

        The timing over which we expect to recognize this revenue is as follows (in thousands):

For Fiscal Years:	Amount
2005	$22,736
2006	14,143
2007	6,403
2008(1)	5,892
2009 and thereafter	563

$49,737

(1)
Includes the $4.0 million joint development and marketing fee paid by QLogic.

Gross Profit

        For the fiscal years ended January 31, 2005 and 2004, gross profit margin was 56% and 58%, respectively, reflecting a decrease of approximately 180 basis points. Costs of goods sold consists of product costs, which are generally variable, and manufacturing operating cost, which include both variable and fixed expenses. Product costs as a percentage of revenue increased 0.2% due to lower product revenues and growth in lower margin service products, which were partially offset by increases in higher margin software sales, lower component costs and the one-time increase in revenue due to retroactive ESCON service fees. Manufacturing operating costs as a percentage of revenue increased 1.4% due primarily to the release of inventory-related reserves and obligations of approximately $2.7 million or 0.7% of the fiscal 2003 gross margins reported above.

        For the fiscal years ended January 31, 2004 and December 31, 2002, gross profit margin was 58% and 46%, respectively. During fiscal year 2002, we incurred significant inventory-related charges of $9.4 million. These charges were generated primarily from our transition to multiple product lines and quality problems on component parts. We significantly reduced inventory costs during fiscal year 2003 with the implementation of our outsource-focused-manufacturing model, which was completed during fiscal year 2003.

        In anticipation of the competitive-driven and natural decline in selling prices, we continue to drive cost advantages through our engineering and manufacturing processes. In fiscal 2004, we began selling lower cost versions of our second-generation switch technology and began shipping the lower cost versions of our director components.

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

        Research and development expenses increased to $91.5 million for fiscal year 2004, compared with $88.8 million for fiscal year 2003 and $59.3 million for fiscal year 2002. The $2.7 million increase over fiscal 2003 was primarily due to a $8.2 million increase in personnel related expenses attributable to fiscal 2003 acquisitions and a $6.9 million increase in spending related to new product development and testing. This increased spending was partially offset by a $13.4 million increase in the capitalization of software development costs during fiscal 2004. Research and development expenses reflect the net impact of capitalized software development costs which reduce research and development expenses when recorded on the balance sheet and amortized against cost of goods sold upon introduction of the software product. Capitalized software costs were approximately $18.5 million, $5.1 million and $8.7 million for the 2004, 2003 and 2002 fiscal years, respectively. These costs vary in conjunction with stages of development of our new products. The approximate $29.5 million, or 50%, increase in research and development expenses from fiscal 2002 to fiscal 2003 was primarily attributable to incremental spending associated with our acquisitions, which included research and development costs and depreciation expense, and to a lesser extent, retention bonuses. We anticipate the level of spending for the design, testing and qualification of our products to increase over prior years' levels as we continue to broaden our product offerings.

        Selling and Marketing Expenses.    Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing and sales; costs associated with promotional and travel expenses; and IT and facilities expenses.

        Selling and marketing expenses increased to $101.3 million for fiscal year 2004 compared with $95.8 million and $75.2 million for fiscal years 2003 and 2002, respectively. Increases in personnel, travel and equipment costs of approximately $6.0 million for fiscal 2004 were partially offset by a $1.6 million decrease in customer acquisition costs attributable to two new OEM contracts signed during fiscal 2003. The $20.6 million increase in sales and marketing expenses from fiscal 2002 to fiscal 2003 were primarily due to increased salaries, commissions and travel costs associated with increased revenues. We believe that selling and marketing expenses will remain relatively flat in fiscal 2005 due to our efforts to contain expenses.

        General and Administrative Expenses.    General and administrative expenses consist primarily of salaries and related expenses for corporate executives, finance, human resources and investor relations, as well as accounting and professional fees, corporate legal expenses, other corporate expenses, and IT and facilities expenses.

        General and administrative expenses decreased to $25.6 million for fiscal year 2004, compared to $30.2 million and $28.6 million for fiscal year 2003 and 2002, respectively. The decrease of $4.6 million from fiscal 2003 is primarily due to decreased litigation, personnel, consulting and equipment costs. Expenses for fiscal year 2002 included significant legal expenses related to the costs of litigating the Brocade patent infringement lawsuit that was settled and $1.75 million in charges related to the termination of a collateralized lease and the disposal of fixed assets.

        Amortization Of Purchased Intangible Assets.    Amortization of purchased intangible assets increased to $22.8 million for the fiscal year 2004 compared with $9.2 million and $2.1 million for fiscal years 2003 and 2002, respectively. The increases were the result of our fiscal 2003 acquisitions of Nishan and Sanera through which we recorded approximately $113 million of amortizable intangible assets. These assets are being amortized on a straight-line basis over a period of one to six years.

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

        Amortization of Deferred Compensation.    We have recorded deferred compensation in connection with Class B stock options granted prior to our August 9, 2000 initial public offering and restricted

Class B stock grants granted through our equity incentive plans. In connection with our acquisitions during fiscal 2003, we issued approximately 1.0 million shares of Class B restricted common stock with vesting periods ranging from 12 to 24 months. In addition, 300,000 shares vested immediately upon the retention of employees at Nishan and Sanera and were fully expensed. We are amortizing all deferred compensation on a straight-line basis over the vesting period of the applicable options and stock awards, resulting in amortization expense of $5.7 million for fiscal 2004, $12.7 million for fiscal year 2003 and $8.9 million for fiscal year 2002 (of which approximately $180,000, $739,000 and $601,000 was included in cost of revenue, respectively). Deferred compensation expense related to these awards will decrease as the awards become fully vested over the following two to five years.

        Restructuring Charges.    In the fourth quarter of fiscal 2003, we announced that we were taking certain cost improvement actions, which included a workforce reduction and facility consolidation. During fiscal 2004, we completed our planned closure of our Toronto engineering facility and recorded an approximate $1.1 million restructuring charge related to this closure. In addition, we incurred an additional $279,000 restructuring charge in fiscal 2004 for additional severance-related and other costs as we finalized the reduction in workforce that was initiated in the fourth quarter of 2003. All planned activities under this plan had been completed and all remaining accrued liabilities were paid or settled.

        Interest and Other Income.    Interest and other income consisted primarily of interest earnings on our cash, cash equivalents and various investment holdings. Interest income was $6.6 million, $7.2 million, and $8.1 million for fiscal years 2004, 2003 and 2002, respectively. The decrease in income from 2003 levels reflects the effects of lower cash and investment balances which is partially offset by the increase in interest rates during fiscal 2004. Fiscal 2003 interest and other income decreased from 2002 levels due primarily to the decline in interest rates during fiscal 2003 partially offset by the effects of higher cash and investment balances resulting from cash generated from operations and the net proceeds from convertible subordinated notes that were issued in February 2003 (see Note 8—"Convertible Subordinated Debt" in the Notes to Consolidated Financial Statements). The average rate of return on investments for the year ended January 31, 2005 was 2.2% compared to 1.8% for fiscal year 2003, and 2.2% for fiscal year 2002.

        Interest Expense.    Interest expense consists primarily of the amortization of issuance costs related to the convertible subordinated debt, the convertible debt interest expense not offset by the interest rate swap interest income (discussed below) and interest expense related to capital leases and notes payable.

        Interest expense was $1.3 million for the year ended January 31, 2005 compared with $2.8 million and $293,000 for fiscal years 2003 and 2002, respectively. Fiscal 2004 interest expense consisted of approximately $748,000 of amortized debt issuance costs, approximately $347,000 of convertible debt interest expense offset by the interest rate swap interest income, and approximately $237,000 of interest expense related to capital leases and notes payable. For fiscal 2003, interest expense consisted of approximately $1.8 million of net convertible interest expense, approximately $716,000 of amortized debt issuance costs and approximately $300,000 of interest expense related to capital leases and notes payable.

        The $1.4 million decrease in the net convertible interest expense from fiscal 2003 is attributable to an interest rate swap agreement we entered into in July 2003. The interest-rate swap has the economic effect of modifying the fixed interest obligations associated with our convertible subordinated notes (the Notes) so that the interest payable on the majority of the Notes effectively becomes variable based on the six-month London Interbank Offered Rate (LIBOR) minus 152 basis points. The reset dates of the swap are February 15 and August 15 of each year until maturity on February 15, 2010. The initial six-month LIBOR setting for the swap was 1.1283% during the 2003 fiscal year, creating a rate of approximately minus 0.39%, which was effective until February 15, 2004. During fiscal 2004 the six-month LIBOR rate was reset on February 16, 2004 to 1.175% creating a rate of approximately minus 0.345%, and on August 16, 2004, the six-month LIBOR setting was reset to 1.92%, resulting in a rate of approximately 0.4%. On February 15, 2005, the six-month LIBOR setting was reset to 3.01%, resulting in a rate of approximately 1.49%, which is effective until August 15, 2005. Significant increases in interest rates in future periods could significantly increase interest expense.

        Provision for Income Taxes.    The Company has recorded tax expense for fiscal 2004 even though the pre-tax result on the books is a loss. This is due primarily to taxes payable in foreign jurisdictions where the net taxable income will be positive. No tax benefit is realized currently for the book loss or available tax credits as the Company has established a valuation allowance against its entire domestic net deferred tax assets.

        During the 2003 fiscal year we recorded a non-cash charge of $38.8 million to create a valuation allowance against the deferred tax asset as of the beginning of the fiscal year. A full valuation allowance was also created in fiscal 2003 against acquired deferred tax assets for $35.1 million and against deferred tax assets relating to tax benefits recorded directly to shareholders' equity for $1.0 million. Neither of these items resulted in a current charge to income tax expense. The valuation allowance related to acquired deferred tax assets resulted in an increase in goodwill. If this portion of the valuation allowance is released in subsequent periods, goodwill will decrease by a like amount and we will record a charge to tax expense when the related deferred tax asset is realized. If the valuation allowance charged to shareholders' equity is released in subsequent periods, shareholders' equity will increase by a like amount and we will record a charge to tax expense when the related deferred tax asset is realized.

        We re-evaluated the need for the valuation allowance during fiscal 2004 and concluded that a valuation allowance is still required with respect to our entire net deferred tax assets.

        Generally, the effective tax rate is determined by the relationship between pre-tax book income or loss and certain amounts, which are reported differently between the financial statements and the tax return. For fiscal 2004, the tax rate is favorably impacted primarily by the deductibility of costs associated with our convertible subordinated debt, the extraterritorial income exclusion on qualifying exports and the research tax credit. The tax rate is unfavorably impacted primarily by the permanent loss in value of amortized deferred compensation, the write-off of the IPR&D related to Aarohi, and the net increase in our valuation allowance. For fiscal 2003, the tax rate is favorably impacted primarily by the settlement of tax items related to previous years, the deductibility of costs associated with our convertible subordinated debt, and the research tax credit. The tax rate is unfavorably impacted by deferred compensation and the write-off of the IPR&D related to Aarohi, as well as by the non-cash charge for the valuation allowance. For 2002, the tax rate was favorably impacted primarily by tax-exempt interest and the research tax credit. The tax rate was unfavorably impacted by deferred compensation.

        We are subject to audit by federal, state and foreign tax authorities. These audits may result in additional tax liabilities. We account for such contingent liabilities in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, "Accounting for Contingencies", (SFAS No. 5), and believe that we have appropriately provided for taxes for all years. Several factors drive the calculation of our tax reserves including (i) the expiration of statutes of limitations, (ii) changes in tax law and regulations, and (iii) settlements with tax authorities. The occurrence of any of these events may result in adjustments to our reserves that could impact our reported financial results.

        The Internal Revenue Service recently completed an audit of the Company's US income tax returns for 2000, 2001 and 2002. An audit of these years was mandated by the procedures for Joint Committee cases due to the carry back of tax losses from the 2001 and 2002 tax years to 2000. The result of the audit was a nominal net benefit to the Company, increasing the amount of net operating loss carry-forwards. In addition, the state of Colorado has completed a review of income tax returns filed by the Company with the state for 2001 and 2002. We received notification from the state auditor on November 4, 2004 that no changes would be proposed with respect to those returns.

Liquidity and Capital Resources

        In summary, our cash flows were (in thousands):

	Years Ended January 31,
			Year Ended December 31, 2002
	2005	2004
Net cash provided by operating activities	$21,424	$61,060	$30,456
Net cash provided by (used in) investing activities	62	(244,259)	(27,039)
Net cash provided by (used in) financing activities	(7,280)	125,332	(291)

        We invest excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than three years with the intent to make such funds readily available for operating purposes, including expansion of operations and potential acquisitions or other transactions. As of January 31, 2005, we had cash and cash equivalents and available-for-sale investments, including restricted cash, of $310 million compared to approximately $317 million as of January 31, 2004.

        Cash provided by operating activities of $21.4 million for 2004 primarily consists of our net loss adjusted for non-cash charges (including depreciation, amortization, deferred compensation and inventory-related charges) offset by approximately $26.9 million of changes in working capital and other activities. Working capital changes included an increase in other assets, balances of approximately $18.7 million, reflecting increased capitalized software costs as well as an increase in inventories. Our cash flows from operations were also impacted by growth in deferred revenue of approximately $10.6 million, which is due primarily to increased sales of extended maintenance contracts attached to sales of our hardware and software products. Cash provided by operating activities of $61 million for 2003 primarily consists of our net loss adjusted for non-cash charges (including depreciation, amortization, in-process R&D charges related to our acquisitions, deferred compensation, deferred taxes and inventory-related charges) offset by approximately $6.5 million of changes in working capital and other activities. From fiscal year 2002 to 2003, the increase in cash provided by operating activities was primarily the result of higher revenues and a lower net loss before income taxes. Cash provided by operating activities in 2002 of $30.5 million consisted primarily of the net loss adjusted for non-cash charges of approximately $44.9 million offset by approximately $4.4 million used by working capital and other activities.

        Cash provided by investing activities in fiscal 2004 of approximately $62,000 was primarily due to approximately $17 million of cash provided by investment sales and maturities (net of purchases) offset by approximately $16.9 million of capital expenditures. Cash used in investing activities in fiscal 2003 of approximately $244 million was primarily attributable to cash used in acquisitions and purchases of equity investments of $177.4 million, cash used to purchase (net of sales and maturities) investments in marketable securities during the year, and capital expenditures totaling approximately $18.0 million. Cash used in investing activities increased from 2002 to 2003 primarily as a result of the acquisitions of Sanera and Nishan, as well as increased net purchases of marketable securities related to higher cash balances available for investing from our issuance of convertible subordinated notes in February 2003. Reduced spending for capital expenditures in 2003 from 2002 offset these increases. Cash used in investing activities in 2002 of approximately $27 million was primarily attributable to capital expenditures of $72 million associated with our completion and occupation of our office and engineering building. The cash purchases were offset by proceeds from sales and maturities (net of purchases) of marketable securities for approximately $46 million.

        Cash used in financing activities in fiscal 2004 of $7.3 million was primarily due to cash used to repurchase common stock under our stock buy-back program and payments on notes payable and capital lease obligations, offset by proceeds from the issuance of common stock. See Note 9 in the Notes to the Consolidated Financial Statements for further information related to the Company's repurchase of common stock. Cash provided by financings in 2003 of $125 million was primarily due to proceeds from issuance of convertible subordinated notes of $172.5 million in principal amount, with proceeds of $167 million and proceeds from the issuance of stock related to our stock option and employee purchase plans of $5.8 million. Cash used in financing activities in fiscal 2002 of approximately $291,000 was primarily due to principal payments on capital leases of $2.7 million offset by proceeds of approximately $2.4 million from the issuance of common stock.

Future Sources and Uses of Cash

        We expect that cash flows from operations will continue to serve as our principal source of liquidity, and we believe that we have adequate working capital and financing capabilities to meet our anticipated operating and capital requirements for the next 12 months. However, cash flows from operations could be negatively impacted by a decrease in demand for our products and services as a result of rapid technological changes, integration costs associated with the pending merger with CNT, and other risks described under "Risk Factors." Over the longer term, we may choose to fund our operations through the issuance of additional equity or debt financing. The issuance of equity or debt securities could result in dilution to our stockholders, and we cannot provide any assurance that such additional long-term financing, if required, could be completed on favorable terms.

        Our stock repurchase program allows us to acquire up to $50.0 million of our common stock. As of January 31, 2005, we had $39.7 million available to repurchase shares under the program. We intend to fund future purchases of our common stock under our share repurchase program through cash on hand and cash flows from operations. We continue to review and evaluate alternative uses for our cash, including additional stock repurchases, potential acquisitions, and investments in our business.

Off-Balance Sheet Arrangements

        Other than facility and equipment leasing arrangements, the Company does not engage in off-balance sheet financing activities.

        During the normal course of business, we may enter into agreements with, among others, customers, resellers, OEMs, systems integrators and distributors. These agreements typically require us to indemnify the other party against third party claims or product infringements on patents or copyrights. We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising for the use of our products. We have also indemnified our former parent, EMC, for any income taxes arising out of the distribution of our Class A common stock in February 2001. In addition, the majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make. We evaluate and estimate losses from such indemnification under SFAS No. 5, "Accounting for Contingencies", as interpreted by FASB Interpretation No. 45. To date, we have not incurred any material costs as a result of such obligations and have not accrued any liabilities related to such indemnification and guarantees in our financial statements.

Commitments

        The Company has contracted with Sanmina SCI Systems, Inc. (SSCI), Solectron Corporation (Solectron) and others (collectively, Contract Manufacturers) for the manufacture of printed circuit boards and box build assembly and configuration for specific multi-protocol directors and switches. The agreements require the Company to submit purchasing forecasts and place orders sixty calendar days in advance of delivery. At January 31, 2005, the Company's commitment with the Contract Manufacturers for purchases over the next sixty days totaled $36.1 million. The Company may be liable for materials that the Contract Manufacturers purchase on McDATA's behalf if the Company's actual requirements do not meet or exceed its forecasts and those materials cannot be redirected to other uses. At

January 31, 2005, the Company had recorded obligations of approximately $5.9 million (See Note 3) primarily related to materials purchased by the Contract Manufacturers for certain end-of-life and obsolete material. Management does not expect the remaining commitments under these agreements to have a material adverse effect on the Company's business, results of operations, financial position or cash flows.

        During the fourth quarter of fiscal 2004, the Company received formal notification from SSCI of its intention to terminate and renegotiate its Manufacturing and Purchasing Agreement with McDATA on March 1, 2005. Subsequently and to further extend the negotiation period, SSCI extended this Manufacturing and Purchasing Agreement until April 15, 2005. The Company and SSCI are in discussions regarding a potential renewal of the contract and we believe a new agreement will be signed before this date. Although unlikely, should the contract with SSCI not be renewed, the Company would be required to shift the manufacturing of product to another contract manufacturer. Such a transition may adversely affect our ability to deliver products to our OEM's, distributors and resellers.

        In February 2003, the Company sold $172.5 million of 2.25% convertible subordinated notes due February 15, 2010 (the Notes). The Notes are convertible into our Class A common stock at a conversion rate of 93.3986 shares per $1,000 principal amount of notes (aggregate of approximately 16.1 million shares) or $10.71 per share, subject to certain conversion adjustments. Upon a conversion, the Company may choose to deliver shares of our Class A common stock, or, in lieu of shares of our Class A common stock, cash or a combination of cash and shares of Class A common stock. We are required to pay interest on February 15 and August 15 of each year, beginning August 15, 2003. Debt issuance costs of $5.6 million are being amortized over the term of the Notes. The amortization of debt issuance costs will accelerate upon early redemption or conversion of the Notes. The net proceeds remain available for general corporate purposes, including working capital requirements and capital expenditures.

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

        In July 2003, we entered into an interest-rate swap agreement with a notional amount of $155.3 million that has the economic effect of modifying the fixed interest obligations associated with the Notes so that the interest payable on the majority of the Notes effectively becomes variable based on the six-month LIBOR minus 152 basis points. The reset dates of the swap are February 15 and August 15 of each year until maturity on February 15, 2010. On February 15, 2004, the six-month LIBOR setting was reset to 1.175%, resulting in a rate of approximately minus 0.345%, which was effective until August 15, 2004. On August 16, 2004, the six-month LIBOR setting was reset to 1.92%, resulting in a rate of approximately 0.4%, which was effective until February 15, 2005. On February 15, 2005, the six-month LIBOR setting was reset to 3.01%, resulting in a rate of approximately 1.49%, which is effective until August 15, 2005. Increases in interest rates could significantly increase the interest expense we are obligated to pay under the interest-rate swap agreement in future periods. The swap was designated as a fair value hedge and, as such, the gain or loss on the derivative instrument, as well as the fully offsetting gain or loss on the Notes attributable to the swap, were recognized in earnings. We are also required to post collateral based on changes in the fair value of the interest rate swap. This collateral, in the form of restricted cash, was $5.0 million at January 31, 2005.

        On September 9, 2004, McDATA entered into a triple net office lease with Ridge Parkway Associates, LLC, a Delaware limited liability company for the future lease of office space at 11802 Ridge Parkway, Building 2, Broomfield, Colorado (the "New Premises"). The Company intends to begin moving its current world headquarters location at 380 Interlocken Crescent, Broomfield, Colorado 80021 to the New Premises early in 2006 with lease payments commencing in February of 2006. The Company's current headquarter's office lease expires at the end of April 2006. The term of the new lease is for 11 years (with two 5 year renewal options) and is at market lease rates that are substantially lower than the current lease rate paid by the Company. The base annual lease rates per rentable square foot for the New Premises range from $0 in the first year to $14.15 in the last year of the lease, plus normal operating expenses. In addition, the Company has an option to purchase the New Premises at varying amounts until December 31, 2005. The lease and option to purchase have customary terms and conditions.

        The following table summarizes our contractual obligations (including interest expense) and commitments as of January 31, 2005 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Convertible subordinated debt	$172,500	$—	$—	$—	$172,500
Interest on convertible subordinated debt	19,567	3,881	7,762	7,762	162
Non-cancelable operating leases	54,813	13,532	14,090	6,174	21,017
Non-cancelable purchase agreements	36,099	36,099	—	—	—
Capital leases, including interest	1,062	801	261	—	—

Total contractual obligations	$284,041	$54,313	$22,113	$13,936	$193,679

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

Recent Accounting Pronouncements

        In June 2004, the Financial Accounting Standards Board (FASB) issued EITF Issue No. 03-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF Issue No. 03-1 establishes a common approach to evaluating other-than-temporary impairment to investments in an effort to reduce the ambiguity in impairment methodology found in APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock" and SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which has resulted in inconsistent application. In September 2004, the FASB issued FASB Staff Position EITF Issue No. 03-1-1, which deferred the effective date for the measurement and recognition guidance clarified in EITF Issue No. 03-1 indefinitely; however, the disclosure requirements remain effective for fiscal years ending after June 15, 2004. While the effective date for certain elements of EITF Issue No. 03-1 have been deferred, the adoption of EITF Issue No. 03-1 when finalized in its current form is not expected to have a material impact on our financial position, results of operations or cash flows.

        In October 2004, the FASB reached a tentative conclusion related to its proposed amendment to SFAS No. 128, "Earnings per Share" (SFAS 128), which specifies the calculation of earnings per share (EPS). This Statement eliminates the provision of SFAS No. 128 that allows issuing entities to overcome the presumption that certain contracts that may be settled in cash or shares will be settled in shares. Lastly, this Statement requires that shares to be issued upon conversion of a mandatorily convertible security be included in the computation of basic EPS from the date that conversion becomes mandatory. This proposed amendment is expected to be finalized during the first quarter of 2005. The Company has not yet determined the potential future impact, of the proposed amendment on its consolidated financial statements.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs—an amendment of ARB No. 43" (SFAS No. 151). SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be excluded from the cost of inventory and expensed when incurred. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. SFAS No. 151 is not expected to have a material impact on the Company's consolidated results of operations or financial position.

        In December 2004, the FASB issued a revision of SFAS No. 123, "Accounting for Stock-Based Compensation", (SFAS No. 123R). SFAS No. 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." SFAS No. 123R is effective for interim reporting period that begins after June 15, 2005. The Company is in the process of determining the effect of the adoption of SFAS No. 123R will have on its financial position, results of operations, or cash flows.

        On March 7, 2005, FASB released Proposed FASB Staff Positions (FSP) No. 143-a, "Accounting for Electronic Equipment Waste Obligations". The Proposed FSP addresses accounting by commercial users and producers of electrical and electronic equipment, in connection with Directive 2002/96/EC on Waste Electrical and Electronic Equipment issued by the European Union on February 13, 2003 (the "Directive"). This Directive requires EU-member countries to adopt legislation to regulate the collection, treatment, recovery, and environmentally sound disposal of electrical and electronic waste equipment, and sets forth certain obligations relating to covering the cost of disposal of such equipment by commercial users. Producers will also be required to cover the cost of disposal of such equipment by private household users. The proposed FSP sets forth accounting for such obligations by commercial users and producers, with respect to SFAS No. 143, "Asset Retirement Obligations". The Company has not yet determined the potential future impact, if any, of the proposed FSP on its consolidated financial statements.

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

Revenue Recognition

        We recognize revenue, in accordance with SAB No. 104 and SOP No. 97-2, as amended, when persuasive evidence of an arrangement exists, products are delivered or services rendered, the sales price is fixed or determinable and collectibility is assured. In instances when any one of these four criteria is not met, we will defer recognition of revenue until all the criteria have been met.

        With respect to revenue from our configured products, we request evidence of sell-through from our OEM and distributor partners prior to recognizing revenue. In situations where our OEM and distributor partners refuse to provide sell-through information when requested, but all the criteria under SAB No. 104 (as discussed above) have been met, we recognize revenue for such configured products. These configured products represent high value, customized solutions of directors, cabinets and various combinations of port cards ordered by our OEM and distributor partners as required by the end user. Non-configured products and components, such as our switch products, additional port cards, and FlexPort upgrades, are recognized as revenue when the criteria for SAB No. 104 (as discussed above) have been met, generally at time of shipment. Revenue for both configured and non-configured products and components is reduced for estimated customer returns, price protection rebates, and other contract terms that are provided to the Company's OEMs, distributors and resellers. These estimates are calculated in accordance with SFAS No. 48, "Revenue Recognition When Rights of Return Exist" (SFAS No. 48) and rely on historical experience. We have not experienced credits in excess of 1% of annual revenues. If actual credit experience varies from our historical experience due to changes in product technology, the pricing environment or other unforeseen factors, our revenue could be adversely affected.

        Through the second quarter of fiscal 2004 McDATA had recognized revenue on distributor sales of non-configured products when proof of sell-through was obtained. This was due to insufficient historical experience regarding returns or credits under price protection or inventory rotation rights. McDATA has been monitoring and tracking distributor returns and purchasing patterns since 2001. We believe we have obtained sufficient historical experience as of the end of the second quarter of fiscal 2004. Therefore, during the third quarter of fiscal 2004 we began recognizing distributor revenue at the time of shipment. We estimate the potential for returns in accordance with SFAS No. 48 and record revenues upon shipment if all SAB No. 104 revenue recognition criteria have been met. In the third quarter fiscal 2004, in connection with this change in estimate, we recognized approximately $1.3 million of distributor revenue which had previously been deferred. If actual credits received by our partners for returns or price protection and inventory rotation actions were to deviate significantly from our estimates, which are based on historical experience, our revenue could be adversely affected.

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

        Additionally, we have certain purchase commitments with our Contract Manufacturers that are non-cancelable. We may be liable for materials that our third-party manufacturers purchase on our behalf if our actual requirements do not meet or exceed our forecasts and those materials cannot be redirected to other uses by the Contract Manufacturers. We evaluate these open purchase orders in light of our current inventory on hand, expected demand, market conditions and new product introductions. Based on this information, we record purchase obligations for inventory we believe is excess or obsolete and cannot be redirected to other uses by our contract manufacturers. At January 31, 2005, the Company's commitment with our Contract Manufacturers for purchases over the next sixty days totaled $36.1 million, of which we had recorded reserves of approximately $5.9 (see Note 3) million. Adverse changes in our and our contract manufacturers' calculations and assumptions concerning these purchase commitments may result in an increase to our vendor obligations and increase our cost of revenue.

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

Income Taxes

        Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We are required to estimate our income taxes in each jurisdiction where we operate. This process involves estimating our actual current income tax expense together with assessing temporary differences resulting from items that have different timing or treatment for income tax and financial accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. At January 31, 2005, our net deferred tax assets equaled $95.4 million before any valuation allowance. This balance relates totemporary differences, such as the timing of revenue recognition and accrued expenses, depreciation methods, and reserve accounts, as well as tax net operating loss and research and development credit carry-forwards.

        A valuation allowance has been established against the entire net deferred tax asset. In evaluating the need for a valuation allowance, we assessed the likelihood that our net deferred tax assets will be recovered from future taxable income. We have considered past operating losses, cumulative losses for financial accounting in recent years, estimated future taxable income and our ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. After considering all available evidence, both positive and negative, management concluded, after applying the provisions of SFAS No. 109, that it is more likely than not that we will not be able to realize our deferred tax assets in the future. The portion of the valuation allowance relating to the acquisitions of Nishan and Sanera is applied as an increase to the basis of other assets from the acquired companies instead of a charge against net income.

        We are subject to audit by federal, state and foreign tax authorities. These audits may result in additional tax liabilities. We account for such contingent liabilities in accordance with SFAS No. 5, "Accounting for Contingencies", and believe that we have appropriately provided for taxes for all years. Several factors drive the calculation of our tax reserves including (i) the expiration of statutes of limitations, (ii) changes in tax law and regulations, and (iii) settlements with tax authorities. Changes in any of these factors may result in adjustments to our reserves which could impact our reported financial results.

Valuation of Long-Lived Assets Including Goodwill and Purchased Intangible Assets

        We have performed and will perform an annual impairment test for goodwill in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". This review is based on a comparison of the carrying value of our net assets including goodwill balances to the fair value of our net assets using the quoted market price of our common stock. We performed the 2004 impairment test during our first fiscal quarter and determined that no impairment loss should be recognized. In the event that business conditions change and our market value were to drop significantly below year-end levels, future tests may result in a need to record a loss due to write down of the value of goodwill. At January 31, 2005, goodwill recorded in the consolidated balance sheet totaled $78.7 million.

        We currently operate our business as a single solutions business and do not maintain separate cash flows or operating margins on a segmented level. Future operating losses, deterioration of our business or segmentation of our operations in the future could also lead to impairment adjustments as such issues are identified.

Capitalized Software Development Costs

        We capitalize certain software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" (SFAS No. 86). Under SFAS No. 86, costs incurred to develop a computer software product are charged to research and development expenses as incurred until technological feasibility has been established. We establish technological feasibility upon completion of a detailed program design or working model from which point all research and development costs for that project are capitalized until the product is available for general release to customers. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life of the products, or both.

ITEM 7A. Qualitative and Quantitative Disclosure about Market Risk

        We are exposed to market risk, primarily from changes in interest rates and credit risks.

Interest Rate Risk

        Our exposure to market risk due to changes in the general level of United States interest rates relates primarily to our cash and cash equivalents, our investment portfolio, and our interest rate swap. Our investment portfolio is primarily maintained in four major financial institutions in the United States and consists primarily of readily marketable investment-grade debt securities of various issuers and maturities ranging from overnight to greater than thirty years. All investments are denominated in

U.S. dollars and are classified as "available for sale." These instruments are not leveraged, and are not held for trading purposes. As interest rates change, the amount of unrealized gain or loss on these securities will change.

        We have performed a sensitivity analysis as of January 31, 2005, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of interest rates with all other variables held constant. The discount rates used were based on the market interest rates in effect at January 31, 2005. The sensitivity analysis indicated that a hypothetical 10% increase in interest rates would result in a decrease in the fair values of our investment instruments of approximately $538,000 assuming that such investment holdings remained constant through the year 2005 and an increase of investment income of approximately $410,000. A hypothetical 10% decrease in interest rates would result in an increase of the fair values of our investment instruments of approximately $550,000 and a decrease in investment income of approximately $410,000.

        Our convertible subordinated debt is subject to a fixed interest rate and the notes are based on a fixed conversion ratio into Class A common stock. In July 2003, the Company entered into an interest-rate swap agreement with a notional amount of $155.3 million that has the economic effect of modifying the fixed interest obligations associated with the notes so that the interest payable on the majority of the notes effectively becomes variable based on the six-month London Interbank Offered Rate (LIBOR) minus 152 basis points. If interest rates on this variable rate debt were to increase or decrease, our annual interest expense would increase or decrease accordingly. This increased or decreased interest expense would be partially offset by the effects of these interest rate changes on our cash and investment portfolio. The notes are not listed on any securities exchange or included in any automated quotation system; however, the notes are eligible for trading on the PortalSM Market. On January 31, 2005, the approximate bid price per $100 of our notes was $87.00 and the approximate ask price of our Notes was $87.50, resulting in an aggregate fair value of between $150.0 million and $150.9 million. Our Class A common stock is quoted on the Nasdaq National Market under the symbol, "MCDTA." On March 31, 2005, the last reported sale price of our Class A common stock on the Nasdaq National Market was $3.77 per share.

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

Credit Risk

        Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of temporary cash investments, investments and trade receivables. We place our temporary cash investments and investment securities in primarily investment grade instruments and limit the amount of investment with any one financial institution. We evaluate the credit risk associated with each of our customers, including our largest customers, EMC and IBM, but generally do not require collateral. We depend on these two customers for most of our total revenue. They also comprise a significant portion of our trade receivables and, therefore, expose us to a concentration of credit risk.

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

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        On April 26, 2004, McDATA Corporation (the "Company") dismissed PricewaterhouseCoopers LLP as its independent registered public accounting firm. The Company's Audit Committee and Board of Directors participated in and approved the decision to change independent registered public accounting firms. The Company's Board of Directors, upon the recommendation of the Audit Committee, has appointed Deloitte & Touche LLP as the Company's independent registered public accounting firm for the current fiscal year ending January 31, 2005. For additional information, see our Form 8-K filed April 29, 2004 and Form 8-K/A filed May 5, 2004.

ITEM 9A. Controls and Procedures

Disclosure controls and procedures

        Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of such period, and except as disclosed in this Annual Report, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management Report on Internal Control Over Financial Reporting

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  •
  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

  •
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

  •
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management assessed the effectiveness of the Company's internal control over financial reporting as of January 31, 2005. In making this assessment, the Company's management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        Based on our assessment and those criteria, management believes that, as of January 31, 2005, the Company's internal control over financial reporting is effective.

        Assessment of the effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of McDATA Corporation
Broomfield, CO.

        We have audited management's assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that McDATA Corporation (the "Company") maintained effective internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of January 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 31, 2005 of the Company and our report dated March 31, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Denver, Colorado
March 31, 2005

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

        Not applicable.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

        The following table sets forth certain information regarding our executive officers and directors as of the date of this Annual Report on Form 10-K:

Name	Age	Position
John A. Kelley, Jr.	55	Chairman of the Board of Directors, President and Chief Executive Officer
Ernest J. Sampias	54	Chief Financial Officer and Senior Vice President of Finance
Thomas O. McGimpsey	43	General Counsel, Corporate Secretary and Vice President of Business Development
Gary M. Gysin	45	Senior Vice President of Worldwide Sales and Service
Jean M. Becker	45	Senior Vice President of Engineering
Robert F. Finley	55	Vice President of Manufacturing
Wayne S. Morris	48	Senior Vice President of Worldwide Marketing
Karen L. Niparko	48	Vice President of Human Resources
Laurence G. Walker(2)(4)	56	Lead Director
Charles C. Johnston(1)	70	Director
D. Van Skilling(1)(3)	71	Director
Thomas M. Uhlman(2)(4)	58	Director
John W. Gerdelman(3)(4)	52	Director
Betsy S. Atkins(2)(3)	50	Director
Michael J. Sophie(1)	47	Director
Alex Mendez(4)	47	Director

(1)
Member of Audit Committee

(2)
Member of Compensation Committee

(3)
Member of Governance and Nominating Committee

(4)
Member of Technology Committee

Executive Officers and Directors

        John A. Kelley, Jr. has been Chairman of the Board of Directors since February 2004, President and Chief Executive Officer since August 2002 and was President and Chief Operating Officer from August 2001 to August 2002. Prior to joining McDATA, Mr. Kelley was Executive Vice President for Qwest Communications International Inc., or Qwest, from July 2000 to January 2001. Prior to the acquisition of US WEST by Qwest, he was Executive Vice President for U S WEST from April 1995 to June 2000. Prior to his employment at US WEST, Mr. Kelley was in key senior leadership positions at Mead Corporation from 1991 to 1995. Mr. Kelley received his Bachelor of Science degree in business from the University of Missouri, St. Louis. He serves on the board of directors of Polycom, Inc., and is also a member of the Rocky Mountain INROADS Board, a not-for-profit mentoring program and a board member of the Women's Vision Foundation and Tie-Rockies.

        Ernest J. Sampias has been the Chief Financial Officer and Senior Vice President of Finance since June 1, 2002. Prior thereto he was Vice President of Finance from September 2001 to June 2002 and Controller from September 2001 to February 2003. Prior to joining McDATA, Mr. Sampias was Vice President and Chief Financial Officer of Convergent Communications, Inc. from November 2000 to May 2001, was Vice President and Chief Financial Officer of U S WEST Dex, Inc. from 1997 to 2000 and held various financial management positions with U S WEST from 1985 to 2000. Mr. Sampias is a Certified Public Accountant, received a Masters degree in Taxation in 1979 from DePaul University in Chicago, Illinois, and received a Bachelor of Science degree (with distinction) in Business in 1973 from Indiana University. Mr. Sampias also sat on the Board of Directors of PointServe Corporation from March 2000 to November 2000. Mr. Sampias joined the Board of Directors of Xyratex Ltd. In May 2004.

        Thomas O. McGimpsey is General Counsel and Vice President of Business Development. In 2002, Mr. McGimpsey also held the position of Vice President of Corporate Development. Mr. McGimpsey is responsible for managing all internal and external legal efforts, corporate governance matters, business development, mergers and acquisition activities, hardware and software purchase/licensing contracts, and the internationalization efforts for the company. Prior to joining McDATA in June 2000, Mr. McGimpsey was the Senior Corporate and Securities Attorney at U S WEST, Inc. and U S WEST Communications, Inc. from 1998 until U S WEST's merger with Qwest in June 2000. From 1991 to 1998, Mr. McGimpsey was in private practice at national law firms. From 1984 to 1988, Mr. McGimpsey was a Senior Engineer for Software Technology, Inc. Mr. McGimpsey received his Juris Doctor degree from the University of Colorado in 1991 and his Bachelor of Science degree in Computer Science (with a minor in electrical and microprocessor systems) from Embry-Riddle Aeronautical University in 1984.

        Gary M. Gysin, has been the Senior Vice President of World Wide Sales and Services since January 2004. Mr. Gysin joined McDATA in December 2002 as Vice President and General Manager of Software. Prior to joining McDATA, Mr. Gysin was Senior Vice President of products at Volera from February 2000 to November 2002, where he drove development of strategic direction, and Sales and Marketing activities. Additionally, Mr. Gysin has shown strong success in previous sales leaderships roles at growth companies, and has a wide range of sales leadership experience including previous vice president of sales positions, territory management, and routes-to-market development. Mr. Gysin received his Bachelor of Arts degree in Economics in 1982 from the University of California at Santa Cruz.

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

        Wayne S. Morris was appointed Senior Vice President of Worldwide Marketing in January 2005, bringing more than 25 years of experience in executive management, marketing and strategy in software, services and hardware companies. Prior to joining McDATA, Mr. Morris, served as CEO of Citect Corporation, a global, industrial automation software company headquartered in Australia from mid-2001 to November 2004, where he was responsible for expanding Citect's international presence and addressing new market opportunities. Mr. Morris previously served as senior vice president and chief marketing officer for BMC Software from 1999 to mid-2001, where he was responsible for corporate marketing and branding, global field marketing and execution, developing and articulating BMC's market position and overseeing marketing efficiency and effectiveness. Prior to that he served as BMC's vice president of corporate marketing, and previously as director of corporate strategy, responsible for acquisition integration and product/partnership strategy. Mr. Morris also served in a number of positions at HP, Wang and the Australian Federal Government. Mr. Morris holds a BSC Computer Science from the University of Queensland in Australia.

        Karen L. Niparko has been Vice President of Human Resources since January 2004, Vice President of Business Operations since October 2002 and prior thereto was Vice President of Human Resources from September 2001 to October 2002. Prior to joining McDATA, Mrs. Niparko was Executive Consultant for Corporate Solutions, Inc. from April 2001 to September 2001, Corporate Vice President of Human Resources and Officer and former Vice-President of Human Resources for Worldwide Sales & Service of Storage Technology Corporation from April 1997 to February 2001, and Vice President of Operations for Auto-trol Technology Corporation from January 1993 to April 1997. Mrs. Niparko has a Masters of Business Administration degree from the University of Colorado, a Bachelor of Arts degree from the University of Michigan and a Certificate for Leadership for Sr. Executives Programs from Harvard University. Mrs. Niparko serves on the Boards of the the University of Colorado, Denver business School, Colorado Safety Association and INROADS-Colorado Inc., all non-profit organizations. She served as Chair for the eLearning committee of Governor Owen's Strategy Workforce Development Council. She is a member of the Women's Vision Foundation.

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

        D. Van Skilling, has served as a Director of McDATA since May 1998. Mr. Skilling has been as President of Skilling Enterprises since March 1999. He retired as Chairman and Chief Executive Officer of Experian Information Solutions, Inc., formerly TRW Information Systems & Services, in April 1999. From September 1996 until April 1999, Mr. Skilling was Chairman and Chief Executive Officer of Experian. From March 1970 until September 1996, Mr. Skilling was the Executive Vice President of TRW Information Systems and Services. He received his Bachelor of Science degree in chemistry from Colorado College and his Masters of Business Administration degree in International Business from Pepperdine University. He currently serves on the Boards of Directors of The Lamson & Sessions Company, First American Corporation, Onvia Corporation and American Business Bank and is Chairman of the Board of Trustees of Colorado College.

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

        Betsy S. Atkins, has served as a Director of McDATA since April 2002. Ms. Atkins has been the Chief Executive Officer of Baja Accordiant Ventures, an independent venture capital firm focused on the technology and life sciences industry since 1994. From 1991 through 1993, Ms. Atkins was CEO of NCI, Inc. a Nutraceutical company. Ms. Atkins was a co-founder of Ascend Communications, Inc. in 1989 and served as a member of its Board of Directors, until its acquisition by Lucent Technologies in 1999. Ms. Atkins currently serves on the Boards of Directors of Polycom, Inc., UTStarcom and Chicos. She received her Bachelor of Arts degree from the University of Massachusetts. Ms. Atkins publishes and keynote speaks on board governance matters and best practices for the National Association of Corporate Directors. Ms. Atkins is also a member of the President-appointed Pension Benefit Guaranty Corporation advisory committee and a Governor-appointed member of the Florida International University Board of Trustees.

        Michael J. Sophie, has served as a Director of McDATA since March 2003. Mr. Sophie has served as Senior Vice President Finance of UTStarcom Inc., a manufacturer and marketer of telecommunications equipment for use in worldwide markets, from January 2003 to present and as Chief Financial Officer from August 1999 to present. He served as Vice President Finance of UTStarcom from August 1999 to January 2003. Mr. Sophie holds a Bachelor of Science degree in business administration from California State University and a Masters of Business Administration degree from the Santa Clara University. Mr. Sophie is also on the Boards of Directors of BCD Semiconductor Manufacturing Limited and Postini, Inc. Mr. Sophie is the Audit Committee financial expert for McDATA.

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

        Our Board of Directors is divided into three classes, the members of which serve for a staggered three-year term until they or their successors are duly elected and qualified. Messrs. Gerdelman and Kelley and Ms. Atkins serve in class I whose term expires at the annual meeting of stockholders in 2005, Messrs. Skilling, Uhlman and Sophie serve in class II whose term expires at the annual meeting of stockholders in 2005 and Messrs. Johnston, Walker and Mendez serve in class III whose term expires at an annual meeting of stockholders in 2006. Upon the expiration of the term of a class of directors, directors in that class will be elected for three-year terms at the annual meeting of stockholders in the year in which that term expires. Upon the appointment of John A. Kelley, Jr. as Chairman of the Board in February 2004, the Board also elected Laurence G. Walker as the Lead Director of the independent directors of the Board.

        Our officers serve at the discretion of the Board of Directors. There are no family relationships among our directors and officers.

Board Committees and Other Information

        Our Board of Directors has a separately designated Audit Committee, Compensation Committee, Governance and Nominating Committee and Technology Committee. The Audit Committee, currently comprised of Messrs. Johnston, Skilling and Sophie, reviews our accounting policies and practices, financial reporting and internal control structures, recommends to our Board of Directors the appointment of independent auditors to audit our financial statements each year and confers with our officers for purposes of reviewing our internal controls, accounting practices, financial structures and financial reporting. In addition, the Audit Committee confers with the independent auditors on any significant matters regarding internal controls over financial reporting that have come to their attention during the conduct of their audit. Our Audit Committee has been established in accordance with section 3(a)(58)(A) of the Exchange Act and is comprised of directors who are independent within the meaning of the NASDAQ Stock Market, Inc. director independence standards, as currently in effect. The Board of Directors has determined that Mr. Sophie is an "audit committee financial expert" and "independent" as defined by SEC rules. The Audit Committee held ten meetings in fiscal year 2004 and one meeting since our fiscal year ended. The Compensation Committee, currently comprised of Messrs. Uhlman and Walker and Ms. Atkins, reviews salaries, incentives and other forms of compensation for our executive officers and administers our incentive compensation plans. The

Compensation Committee has delegated its duties with respect to option grants for employees and non-executive officers to a compensation subcommittee, which is chaired by Mr. Kelley, in accordance with the terms of the Company's 2001 Equity Incentive Plan (formerly the 1997 Stock Option Plan). The Governance and Nominating Committee, currently comprised of Messrs. Gerdelman and Skilling and Ms. Atkins, reviews corporate governance, board compensation matters, oversees the evaluation and nomination process for new board members, reviews committee charters and the composition of new Board committees and considers questions of conflicts of interest of Board members and corporate officers. The Technology Committee, currently comprised of Messrs. Gerdelman, Uhlman, Walker and Mendez, reviews the Company's long-term strategic technical direction and product roadmap and the Company's planned investments in research and development.

Stockholder Recommendations

        It is the policy of the Board of Directors of McDATA to consider recommendations for candidates to the Board of Directors from stockholders holding no less than 100,000 shares of our common stock continuously for at least six (6) months prior to the date of the submission of the recommendation. Stockholder recommendations for candidates to the Board of Directors must be directed in writing to McDATA Corporation, Corporate Secretary, 380 Interlocken Crescent, Broomfield, CO 80021, and must include the candidate's name, home and business contact information, detailed biographical data and qualifications, information regarding any relationships between the candidate and McDATA within the last three years and evidence of the nominating person's ownership of Company stock

        Stockholder nominations to the Board of Directors must meet the requirements set forth in Article 3, Section 2(c) of our Bylaws. Under these requirements, nominations for election to the Board of Directors may be made at a meeting of stockholders by any stockholder entitled to vote in the election of directors who provides timely written notice to the Secretary of the Company. This notice must contain specified information concerning the nominee and concerning the stockholder proposing the nomination. In order to be timely, a stockholder's notice must be delivered to or mailed and received by the Corporate Secretary of the Company not less than 120 calendar days before the date of our proxy statement released to stockholders in connection with the previous year's annual meeting of stockholders.

        The Governance and Nominating Committee's (committee) criteria and process for evaluating and identifying the candidates that it selects, or recommends to the full Board for selection, as director nominees, are as follows:

  •
  The committee regularly reviews the composition and size of the Board and determines the criteria for Board membership including issues of character, judgment, diversity, age, expertise, corporate experience and the like.

  •
  The committee considers and recommends candidates to fill new positions or vacancies on the Board, and reviews any candidates recommended by stockholders in accordance with the bylaws.

  •
  The committee conducts an annual evaluation of the Board as a whole and evaluates the performance of current Board members proposed for reelection, and recommends the Director nominees each year for approval by the Board and stockholders.

  •
  In evaluating the qualifications of candidates, the committee considers many factors, including issues of character, judgment, diversity, age, independence, expertise, (especially in the Company's industry but also the systems manufacturing industry), corporate/business experience (especially as a member of senior Management of a high growth company), international experience, length of service, other commitments and the like. While the committee has not established specific minimum qualifications for Director candidates, the committee believes that candidates and nominees must reflect a Board that is comprised of directors who (i) are predominantly independent, (ii) are of high integrity, (iii) have qualifications that will increase overall Board effectiveness and (iv) meet other requirements as may be required by applicable rules, such as financial literacy or financial expertise with respect to audit committee members.

  •
  With regard to candidates who are properly recommended by stockholders, the committee will review the qualifications of any such candidate, which review may, in the committee's direction, include interviewing references for the candidate, direct interview with the candidate, or other actions that the committee deems necessary or proper.

  •
  In evaluating and identifying candidates, the committee has the authority to retain and terminate any third party search firm that is used to identify director candidates, and has the authority to approve the fees and retention terms of any search firm.

  •
  The committee will apply these same principles when evaluating Board candidates who may be elected initially by the full Board to fill vacancies or add additional directors prior to the annual meeting of stockholders at which directors are elected.

  •
  After completing its review and evaluation of director candidates, the committee selects, or recommends to the full Board of Directors for selection, the director nominees.

Code of Ethics

        We have adopted a code of ethics that applies to our principal executive officer, members of our finance department (including the principal financial officer and principal accounting officer) and employees. This code of ethics, which is entitled "McDATA's Corporate Code of Conduct," is posted on our website. The Internet address for our code is located at the following Website: http://www.mcdata.com/about/board/gov.

        We intend to satisfy the disclosure requirement under Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file with the SEC reports of ownership and changes in ownership of common stock and other equity securities of our Company. Executive officers, directors and greater than 10% stockholders are required by the SEC regulation to furnish to us copies of all Section 16(a) forms they file.

        Based solely on a review of the copies of Section 16(a) forms furnished to us and written representations that no other filings were required, we believe that all the SEC filing requirements applicable to our executive officers, directors and greater than 10% stockholders were complied with for 2004 except that in the course of our end of year review with our directors, we were informed that Mr. Mendez purchased 500, 200, 200 and 800 Class B shares on August 23, 2003, September 30, 2003, November 5, 2003 and December 16, 2003, respectively, which were not reported on his original SEC Form 3.

ITEM 11. Executive Compensation

        The following table sets forth information for the fiscal year ended January 31, 2005 concerning the compensation paid to persons who served as our Chief Executive Officer and our four other most highly compensated executive officers at fiscal year end, all of whose total salary and bonus for such fiscal year exceeded $100,000, collectively referred to below as the Named Executive Officers. Long-term compensation awards include awards grant during the period January 1, 2003 through January 31, 2004.

Summary Compensation Table

Long-Term Compensation
Awards
		Annual Compensation				Restricted Stock Award(s) ($)(1)
Name and Principal Position								Securities Underlying Options(#)	All Other Compensation ($)
	Year	Salary($)		Bonus($)(2)
John A. Kelley, Jr. Chairman, President and Chief Executive Officer	2004 2003 2002	$ $ $	404,237 390,854 339,234	$ $ $	348,032 125,000 127,452	$ $	— 590,606 427,490	100,000 400,000 315,000	$ $ $	5,322 14,533 4,068	(3) (4) (5)
Ernest J. Sampias Chief Financial Officer and Senior Vice President of Finance	2004 2003 2002	$ $ $	325,377 312,972 217,308	$ $ $	144,081 54,750 150,000	$ $	— 248,834 180,000	30,000 200,000 70,000	$ $ $	3,908 5,855 5,165	(6) (7) (8)
Gary M. Gysin Senior Vice President of Worldwide Sales and Services	2004 2003 2002	$ $	280,000 219,254 —	$ $	115,883 61,250 —	$ $	— 173,640 42,840	75,000 — 200,000	$ $	128,195 11,018 —	(9) (10)
Jean M. Becker Senior Vice President of Engineering	2004 2003 2002	$ $	275,431 258,885 —	$ $	93,072 43,125 —	$ $	— 173,640 42,840	30,000 — 150,000	$ $	4,640 15,022 —	(11) (12)
Jeff O. Vogel Vice President of Corporate Development	2004 2003 2002	$ $ $	179,712 154,776 285,936	$ $ $	170,210 147,853 102,439	$ $	— 59,013 81,825	18,500 20,000 2,116	$ $ $	668 121,143 467	(13) (14) (15)

(1)
The Named Executive Officers were each granted restricted Class B common stock under the Company's Executive Performance Incentive Bonus (EPIB) Plan from February 1, 2003 through January 31, 2004. Messrs. Kelley, Sampias, Gysin, Ms. Becker and Messr. Vogel were granted 19,700, 8,300, 6,000, 6,000 and 2,825 shares both on August 1, 2003 at a per share price of $10.61 and on November 1, 2003 at a per share price of $9.90. These shares are restricted under the EPIB Plan for 48 months from the date of grant however a portion of the grant may have the restricted period accelerated to 18 months if certain quarterly targets are met. The Company met its quarterly objectives for the first and second quarter of 2003, and accordingly, the shares relating to those quarters were accelerated to 18 month cliff vesting. In addition, Messrs. Kelley, Sampias, Gysin, Ms. Becker and Messr. Vogel were granted 19,700, 8,300, 6,000, 6,000 and 1,900 shares on January 29, 2003 at a per share price of $8.18.

(2)
The EPIB plan was amended in fiscal 2004 to be an all cash bonus plan. Nonetheless, restricted Class B common stock shares issued under the EPIB plan prior to such changes became unrestricted during fiscal 2004. Compensation related to restricted stock becoming unrestricted and valued as of the date of the restriction lapse is included in the amounts shown for fiscal 2004. For

  Messrs. Kelley, Sampias, Gysin, Ms. Becker and Messr. Vogel, the amounts included in Bonus for fiscal 2004 were $164,594, $69,346, $36,240, $36,240 and $25,744, respectively.

(3)
For 2004, this amount includes $1,230 of term life insurance premium, $92 paid to Mr. Kelley's account in our 401(k) plan and $4,000 for tax and financial planning.

(4)
For 2003, this amount includes $1,645 of term life insurance premium, $2,804 paid to Mr. Kelley's account in our 401(k) plan, $4,000 for tax and financial planning and $6,084 for a taxable fringe sales trip.

(5)
For 2002, this amount includes $1,868 of term life insurance premium and $2,200 paid to Mr. Kelley's account in our 401(k) plan.

(6)
For 2004, this amount includes $620 of term life insurance premium, $3,288 paid to Mr. Sampias's account in our 401(k) plan.

(7)
For 2003, this amount includes $1,528 of term life insurance premium, $3,396 paid to Mr. Sampias's account in our 401(k) plan, and $931 for a taxable fringe sales trip.

(8)
For 2002, this amount includes $1,040 of term life insurance premium and $4,125 paid to Mr. Sampias's account in our 401(k) plan.

(9)
For 2004, this amount includes $468 of term life insurance premium, $4,946 paid to Mr. Gysin's account in our 401(k) plan and $122,781 for relocation.

(10)
For 2003, this amount includes $425 of term life insurance premium, $6,000 paid to Mr. Gysin's account in our 401(k) plan, and $4,593 for a taxable fringe sales trip.

(11)
For 2004, this amount includes $441 of term life insurance premium and $4,199 paid to Ms. Becker's account in our 401(k) plan.

(12)
For 2003, this amount includes $576 of term life insurance premium, $6,000 paid to Ms. Becker's account in our 401(k) plan, $2,650 for tax and financial planning, and $5,796 for a taxable fringe sales trip.

(13)
For 2004, this amount includes $668 of term life insurance premium for Mr. Vogel.

(14)
For 2003, this amount includes $516 of term life insurance premium and $120,627 for relocation for Mr. Vogel.

(15)
For 2002, this amount includes $467 of term life insurance premium for Mr. Vogel.

Option Grants in Last Fiscal Year

        The following table sets forth certain information for each grant of stock options during the year ended January 31, 2005 to each of the Named Executive Officers. All of these options were granted under our 2001 McDATA Equity Incentive Plan and have a term of 10 years, subject to earlier termination in the event an optionee's services to us cease. For more information, see "Employee Benefit Plans" below for descriptions of the material terms of these options. During the month ended January 31, 2004 and the year ended January 31, 2005, we granted options to purchase an aggregate of 17,030 shares and 8,069,319 shares, respectively, of Class B common stock under the 2001 McDATA Equity Incentive Plan. Options were granted at an exercise price equal to the fair market value (as determined under the 2001 McDATA Equity Incentive Plan) of our Class B common stock on the day prior to the grant date. Potential realizable values are net of exercise prices before taxes, and are based on the assumption that our Class B common stock appreciates at the annual rate shown, compounded annually, from the date of grant until the expiration of the ten-year term and that the option is exercised at the exercise price and sold on the last day of its term at the appreciated price. These numbers are calculated based on SEC requirements and do not reflect any projection or estimate of future stock price growth. No stock appreciation rights were granted during the fiscal year ended January 31, 2005.

	Individual Grants
		Percent of Total Options Granted to Employees In FY 2004			Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation for Option Term
	Number Of Securities Underlying Options Granted(#)		Exercise Price Per Share ($/share)
Name				Expiration Date
					5% ($)	10% ($)
John A. Kelley, Jr.	100,000	*	$4.48	5/25/14	$281,744	$713,966
Ernest J.Sampias	30,000	*	4.33	5/24/14	81,693	207,027
Gary M. Gysin	50,000	*	7.96	2/13/14	250,300	634,309
	25,000	*	4.33	5/24/14	68,077	172,522
Jean M. Becker	30,000	*	4.33	5/24/14	81,693	207,027
Jeff O. Vogel	10,000	*	4.93	5/6/14	31,004	78,571
	8,500	*	4.64	6/15/14	24,804	64,857

*
Less than 1%

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

        The following table sets forth information with respect to the Named Executive Officers concerning exercisable and unexercisable options held as of January 31, 2005. The dollar value of in-the-money options at January 31, 2005 is calculated by determining the difference between the year-end fair market value of $3.88 per share and the option exercise price.

			Number of Securities Underlying Unexercised Options at January 31, 2005
					Value of Unexercised In-the-Money Options at January 31, 2005
Name	Shares Acquired on Exercise(#)	Value Realized($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
John A. Kelley, Jr.	—	$—	545,000	520,000	$—	$—
Ernest J. Sampias	—	—	151,250	163,750	—	—
Gary M. Gysin	—	—	100,000	175,000	—	—
Jean M. Becker	—	—	75,000	105,000	—	—
Jeff O. Vogel	—	—	248,558	44,908	$320,625	—

Management Bonus Program

        Beginning in the third quarter of 2002, a revised Executive Performance Incentive Bonus (EPIB) plan was implemented in lieu of the prior cash bonus plan. The original EPIB plan used restricted Class B common stock with accelerated vesting opportunities and cash to reward participants for the collective achievement of strategic corporate revenue and EPS goals on a quarterly and annual basis. For fiscal year 2004, the EPIB plan was modified to a cash only plan calculated as a percentage of base compensation. These amounts can range from 30% to 100% of annual base salary if corporate objectives are achieved, and from 45% to 150% if more progressive objectives are met. For fiscal year 2005, the EPIB plan was further modified to reward participants for the collective achievement of strategic corporate revenue and operating income goals on a quarterly basis.

Change of Control Arrangements/Employment Agreements

Severance Agreements

        Named Executive Officers and certain other officers have entered into change of control severance agreements and employment agreements with us. The change of control severance agreements provide these officers with (i) a payment (in a lump sum or according to our normal payroll timetable) equal to four times the average of their quarterly compensation over the preceding eight calendar quarters, (ii) payment for all accrued but unused vacation days, (iii) the provision of health benefits for a period of time and (iv) automatic acceleration of the vesting of all stock options held if we terminate without cause their employment upon or within one year of a change in control; provided that our executive officers will not engage in any activity that conflicts with their obligations to us, induce other employees to leave us, or compete with us for a period of one year after termination of their employment. Under the terms of the employee agreements to which we are party with certain of our executive officers, all confidential, proprietary or other trade secret information and all other discoveries, inventions, processes, methods and improvements made by the employee are our property. In addition, pursuant to these agreements, employees may not compete with us in certain limited positions for one year after termination of their employment.

        In November 2003 and May 2004, our Board of Directors authorized single trigger severance agreements for the CEO and the key executive officers, respectively. John A. Kelley, Jr., our Chairman, Chief Executive Officer and President, and McDATA entered into such a single trigger severance agreement in December 2003. The single trigger severance agreement provides that should Mr. Kelley be terminated without cause or voluntarily leaves for good reason, Mr. Kelley would be eligible for one year of salary and target bonus, medical benefits under COBRA for up to one year, an extension of option exercisability from ninety days to one year for subsequently issued options and continued vesting of restricted stock for one year after termination. In return, McDATA received an extension to 24 months of Mr. Kelley's current 12 month non-compete and non-solicitation restriction and a release of all claims, if any, against McDATA before payment of any benefits there under. McDATA has entered into similar single trigger severance agreements with its key executive officers selected by Mr. Kelley. The benefits under those agreements range from 6 months, 9 months to 12 months depending upon the years of service and favorable reviews. Benefits under the single trigger severance agreements would not be payable if the change of control severance agreements were triggered.

        In September 2004, the terms of the change of control severance agreements and the single trigger severance agreement for executive officers, as discussed above, were combined into a one executive severance agreement that supercedes all prior severance arrangements. The form of the executive severance agreement was filed with the Company's Form 10-Q for the fiscal quarter ended October 31, 2004. The new executive severance agreements (a) reconcile potentially conflicting provisions between the two former agreements, (b) clarifies the treatment of regarding payment of target bonus in both a single and dual trigger situation, (c) expands the non-compete and non-solicitation period to 24 months and (d) provides other miscellaneous benefits such as tax and financial assistance.

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

Employee Benefit Plans

2001 McDATA Equity Incentive Plan

        Our Board of Directors and our stockholders originally approved and adopted our McDATA Stock Option Plan in October 1997. This plan was subsequently renamed the 2001 McDATA Equity Incentive Plan (2001 Plan) and amended. There are 30 million Class B common stock shares issuable under the 2001 Plan and the type of awards include options, restricted stock, restricted stock bonuses, restricted stock units, stock awards, stock bonuses, stock units, stock appreciation rights and other forms of direct or derivative equity awards. Grants may be made to our employees, consultants and directors, provided that certain eligibility requirements are satisfied. The Compensation Committee of the Board of Directors administers the 2001 Plan, but has delegated to the Compensation Subcommittee (Mr. Kelley) the authority to make grants to employees other than SEC Section 16 officers. The 2001 Plan expires on September 30, 2010, except as to options or awards outstanding on that date. Subject to the terms of the 2001 Plan, the Board of Directors or the Compensation Committee may terminate or amend the 2001 Equity Incentive Plan at any time. For a more detailed description of the 2001 Plan, please see our Schedule 14A Proxy Statement filed with the SEC on September 8, 2004.

        As of January 31, 2005, outstanding Class B common stock awards consisting of options and restricted stock bonuses totaled 16,947,085. Of this amount, 248,657 shares of restricted Class B common stock have been issued and 2,093,788 are available for issuance. As of January 31, 2005, the weighted average exercise price of outstanding stock options was $9.02.

2002 McDATA Employee Stock Purchase Plan

        In August 2002, our stockholders approved the McDATA Employee Stock Purchase Plan (Purchase Plan). The Purchase Plan became effective as of August 1, 2002. The Purchase Plan is an employee stock purchase plan under Section 423 of the Internal Revenue Code. The Purchase Plan is administered by the Compensation Committee of the Board of Directors, and the Compensation Committee is authorized to determine any questions arising in the administration, interpretation and application of the Purchase Plan. There were 1.2 million shares of our Class B common stock initially available for distribution under the Purchase Plan.

        As of January 31, 2005, there were no shares of Class B common stock available for issuance under the Purchase Plan. For a more detailed description of our Purchase Plan, please see our Schedule 14A Proxy Statement filed with the SEC on September 8, 2004.

2003 McDATA Acquisition Equity Incentive Plan

        In August 2003, our Board of Directors approved and adopted our 2003 McDATA Acquisition Equity Incentive Plan (2003 Plan). The 2003 Plan is a limited purpose plan to allow for the issuance of inducement grants of restricted and unrestricted Class B common stock to new employees in connection with a merger with or acquisition of a company or business by the Company. The Compensation Committee of the Board of Directors administers the 2003 Plan. The 2003 Plan expires in September 30, 2013, except as to awards outstanding on that date. The authorized number of Class B common stock shares issuable under the 2003 Plan is 3.0 million.

        As of January 31, 2005, approximately 1.1 million shares of our Class B common stock had been issued and are outstanding under the 2003 Plan in connection with the 2003 acquisitions of Nishan and Sanera and 1.9 million shares of our Class B common stock are available for future issuances. For a more detailed description of our 2003 Plan, please see our Schedule 14A Proxy Statement filed with the SEC on September 8, 2004.

2004 McDATA Inducement Equity Grant Plan

        In May 2004, the Board of Directors approved McDATA's 2004 Inducement Equity Grant Plan (2004 Plan). The 2004 Plan provides for the issuance of non-qualified options, stock bonus awards, stock purchase awards, stock appreciation rights, stock unit awards and other stock awards for new hire employees of McDATA. The Compensation Committee of the Board of Directors administers the 2004 Plan. The 2004 Plan is a limited purpose plan in accordance with NASD Marketplace Rule 4350 and does not require shareholder approval. The 2004 Plan has a share capacity of 3 million shares of McDATA Class B common stock.

        As of January 31, 2005, options to purchase approximately 200,000 shares of our Class B common stock had been issued under the 2004 Plan and 2.8 million shares of our Class B common stock are available for future issuance.

401(k) Plan

        The Company has adopted a 401(k) Plan. Participants in our 401(k) plan may contribute up to 100% of their total annual compensation, not to exceed the specified statutory limit, which was $13,000 for employees under the age of fifty and $16,000 for employees over the age of fifty in calendar year

2004. The 401(k) plan permits, but does not require, us to make contributions to the 401(k) plan on behalf of our employees. Our current practice is to match $0.50 on each dollar of an employee's contributions up to the first 6% of an employee's compensation with a total maximum matching contribution of 3% of an employee's compensation. All contributions to the 401(k) plan by or on behalf of employees are subject to the aggregate annual limits prescribed by the Internal Revenue Service. Under our 401(k) plan, our participants received full and immediate vesting of their contributions and are vested in matching contributions over a three-year period.

Profit Sharing

        Subject to approval by the Board of Directors or the Compensation Committee, we have historically awarded limited profit sharing to eligible employees based on Company performance. For 2001, the amount approved was 2.5% of annual base salary. For 2002, the amount approved was 7.5% of an employee's fourth quarter base earnings if the employee did not participate in any other incentive compensation plan of McDATA. In 2003, the profit sharing program was replaced by the success share program described below.

Other Bonus Programs

        A Performance Incentive Bonus (PIB) plan was implemented in the third quarter of 2002 for eligible managers that were not eligible under the Executive Performance Incentive Bonus (EPIB) plan for executives or any other sales or incentive compensation plan. The PIB plan is designed to further drive performance beyond target levels through the availability of additional cash bonus opportunities when target metrics are substantially exceeded. The target cash bonus of the PIB plan can range from 8% to 22% of the manager's quarterly base salary if certain quarterly corporate and individual objectives are achieved. The Compensation Committee has significant discretion in determining whether objectives have been met under the plan.

        In addition, a Success Share plan was implemented in the third quarter of 2002 for eligible employees that are not managers and are not otherwise eligible under the EPIB plan for executives, the PIB plan for managers or any other sales or incentive compensation plan. The Success Share plan is designed to further drive performance beyond target levels through the availability of additional cash bonus opportunities when target metrics are substantially exceeded. The target cash bonus of the Success Share plan may not exceed more than 5% of the eligible employee's quarterly base salary if certain quarterly corporate objectives are achieved. The Compensation Committee has significant discretion in determining whether the objectives have been met under the plan.

Director Compensation

        Director's fees for 2004, paid only to Directors who are not McDATA employees, are as follows:

Lead Director Retainer	$10,000
Annual Director Retainer	15,000
Board Meeting Fee	2,000
Audit Committee Chair Fee	2,000
Other Committee Chair Fee	1,500
Audit Committee Meeting Fee	1,500
Other Committee Meeting Fee	1,000

        Any Director who is an employee of McDATA or one of its subsidiaries receives no compensation for serving as a Director. Accordingly, John A. Kelley, Jr., did not receive fees for their services as a Board member in fiscal year 2004. With regard to incentive compensation for our directors, our practice has been to grant Directors options to purchase 50,000 shares of our Class B common stock when they become directors and to grant them options to purchase an additional 30,000 shares of our Class B common stock each year thereafter, with each grant vesting as to fifty percent each year. The Lead Director is annually granted options to purchase an additional 10,000 shares of our Class B common stock each year.

        At the recommendation of the Governance and Nominating Committee, the Board of Directors on March 10, 2005 revised director incentive compensation such that directors shall be granted annual options to purchase 10,000 shares of Class B common stock and 10,000 shares of restricted Class B common stock, both vesting fifty percent each year.

Compensation Committee Interlocks and Insider Participation

        The members of the Compensation Committee for the fiscal year ended January 31, 2005 were Betsy S. Atkins, Thomas M. Uhlman and Laurence G. Walker. No member of this committee was at any time during the 2004 fiscal year or at any other time an officer or employee of the Company, and no member had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K. No executive officer of the Company has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of the Board of Directors or the Compensation Committee during the fiscal year ended January 31, 2005.

        No interlocking relationship exists between our Board of Directors or Compensation Committee and the board of directors or compensation committee of any other entity, nor has any interlocking relationship existed in the past.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

        The following is the report of the Compensation Committee of the Board of Directors with respect to the compensation paid to the Company's executive officers during fiscal year 2004. Actual compensation earned during fiscal year 2004 by the Named Executive Officers is shown in the Summary Compensation Table.

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

Components of Executive Compensation

        The compensation program for the Company's executive officers consists of the following components:

  •
  Base Salary

  •
  Management Bonus Program

  •
  Long-Term Stock Option Incentives

Base Salary

        The Compensation Committee reviews salaries for the Chief Executive Officer and other executive officers early in the fiscal year. Base salaries are established by the Compensation Committee based upon competitive compensation data, an executive's job responsibilities, level of experience, individual performance and contribution to the business. No specific formula is applied to determine the weight of each factor. The Compensation Committee bases its determination of Mr. Kelley's salary on his individual performance and the salaries paid to chief executive officers of peer companies. Based upon a review of competitive compensation data in early 2004, the Compensation Committee set Mr. Kelley's base salary to $400,000 for 2004. The salaries for the other Named Executive Officers are listed in the Summary Compensation Table.

Management Bonus Program

        In accordance with the Executive Performance Incentive Bonus (EPIB) plan, as amended, participants may earn additional cash upon the collective achievement of strategic corporate revenue and pro forma EPS goals on a quarterly and annual basis. The EPIB plan is designed to further drive performance beyond target levels through the availability of additional cash bonus opportunities when target metrics are substantially exceeded. Currently the cash bonus component of the EPIB plan is calculated as a percentage of base compensation and can range from 30% to 100% of annual base salary if corporate objectives are achieved, and from 45% to 150% if more progressive objectives are met. The EPIB plan did pay for corporate performance in the third and fourth quarter of fiscal 2004. As a result of the achievement of goals set under the EPIB plan, Mr. Kelley received $348,032 in fiscal 2004. The bonus earned under the EPIB plan for the other Named Executive Officers in fiscal 2004 is listed in the Summary Compensation Table.

Long-Term Stock Option Incentives

        The Compensation Committee provides the Company's executive officers with long-term incentive compensation through grants of options to purchase the Company's Class B common stock. The goal of the long-term stock option incentive program is to align the interests of executive officers with those of the Company's stockholders and to provide each executive officer with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business. It is the belief of the Compensation Committee that stock options directly motivate an executive to maximize long-term stockholder value. The options also utilize vesting periods that encourage key executives to continue in the employ of the Company. The Compensation Committee considers the grant of each option subjectively, reviewing factors such as the anticipated future contribution of the executive toward the attainment of the Company's long-term strategic performance goals. Under the 2001 McDATA Equity Incentive Plan, Mr. Kelley was granted 100,000 options to purchase Class B common stock in May 2004. The grants under the 2001 McDATA Equity Incentive Plan for the other Named Executive Officers are listed in the Summary Compensation Table.

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

                      Respectfully submitted by:

                      The Compensation Committee
                      Thomas M. Uhlman,                       Chairman
                      Betsy S. Atkins
                      Laurence G. Walker

MARKET PRICE AND DIVIDEND INFORMATION

Performance Graph

        Set forth below is a line graph comparing the annual percentage change in the cumulative return to the stockholders of our Class A Common Stock with the cumulative return of the NASDAQ Market Index and the SIC Code Computer Peripheral Equipment Index for the period commencing February 5, 2001 and ending on January 30, 2005. Returns for the indices are weighted based on market capitalization at the beginning of each measurement point.

COMPARING CUMULATIVE TOTAL RETURN
AMONG MCDATA CORPORATION CLASS A,
NASDAQ MARKET INDEX AND SIC CODE INDEX

ASSUMES $100 INVESTED ON FEBRUARY 5, 2001
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING JANUARY 31, 2005

	2/5/2001	1/31/2002	1/31/2003	1/30/2004	1/31/2005
McDATA Corporation Cl A	$100.00	$53.62	$17.06	$19.00	$9.08
SIC Code 3669	$100.00	$27.07	$10.46	$22.19	$18.67
NASDAQ Market Index	$100.00	$70.45	$48.63	$76.33	$76.02

(1)
The graph assumes that $100 was invested on February 5, 2001 in the Company's Class A common stock, in the NASDAQ Market Index, and the SIC Code, and that all dividends were reinvested. No dividends have been declared or paid on the Company's Class A common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

        Set forth below is a line graph comparing the annual percentage change in the cumulative return to the stockholders of our Class B Common Stock with the cumulative return of the NASDAQ Market Index and the SIC Code Computer Peripheral Equipment Index for the period commencing August 9, 2000 and ending on January 30, 2005. Returns for the indices are weighted based on market capitalization at the beginning of each measurement point.

COMPARING CUMULATIVE TOTAL RETURN
AMONG MCDATA CORPORATION CLASS B,
NASDAQ MARKET INDEX AND SIC CODE INDEX

ASSUMES $100 INVESTED ON AUGUST 9, 2000
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING JANUARY 31, 2005

	8/9/2000	1/31/2001	1/31/2002	1/31/2003	1/30/2004	1/31/05
McDATA Corporation Cl B	$100.00	$64.28	$30.74	$9.27	$10.18	$4.53
SIC Code 3669	$100.00	$74.53	$20.18	$7.79	$16.54	$13.91
NASDAQ Market Index	$100.00	$73.53	$51.80	$35.79	$56.12	$55.90

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information concerning the beneficial ownership of our common stock as of January 31, 2005. Unless otherwise indicated, the address of each listed stockholder is c/o McDATA Corporation, 380 Interlocken Crescent, Broomfield, Colorado 80021.

        We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. We have based our calculation of the percentage of beneficial ownership on the number of shares of Class A common stock outstanding on January 31, 2005, or the number of shares of Class B common stock outstanding on January 31, 2005, as the case may be. There were 81,000,000 shares of Class A common stock outstanding on January 31, 2005, and 37,960,526 shares of Class B common stock outstanding on January 31, 2005.

        In computing the number of shares of Class B common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of Class B common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of January 31, 2005. Asterisks represent beneficial ownership of less than one percent.

					Percent of Shares of Common Stock Class Beneficially Owned
	Number of Shares of Common Stock Class Beneficially Owned
Name and Address of the Beneficial Owner					Class A	Class B
	Class A		Class B
5% Stockholders
Mellon Financial Corporation One Mellon Center Pittsburgh, PA 15258	5,741,316	(1)	—		7.08%	—
Ahab Partners 299 Park Avenue, 21st Floor New York, New York 10171			2,934,000		—	7.7%
Brookside Capital Partners Fund, L.P. 111 Huntington Avenue Boston, MA 02199	4,872,000	(1)	—		6.0%	—
Executive Officers and Directors
John A. Kelley	—		666,788	(2)	—	1.7%
Jean M. Becker	—		102,522	(3)	—	*
Robert F. Finley	185		125,775	(4)	*	*
Gary M. Gysin	—		139,573	(5)	—	*
Thomas O. McGimpsey	—		78,675	(6)	—	*
Wayne S. Morris	—		—		—	—
Karen L. Niparko	—		128,147	(7)	—	*
Ernest J. Sampias	—		203,661	(8)	—	*
John W. Gerdelman	—		173,375	(9)	—	*
Charles C. Johnston	—		173,375	(11)	—	*
D. Van Skilling	300		173,375	(9)	*	*
Thomas M. Uhlman	—		173,375	(9)	—	*
Laurence G. Walker	1	(13)	178,475	(14)	*	*
Betsy S. Atkins	—		57,500	(12)	—	*
Michael J. Sophie	—		40,000	(10)	—	*
M. Alex Mendez	—		27,500	(15)

All Executive Officers and Directors as a Group (16 persons)	486		2,442,116		*	6.4%

(1)
Based on Schedule 13G filings.

(2)
Includes 59,100 shares of restricted stock and 545,000 shares subject to stock options exercisable within 60 days after January 31, 2005.

(3)
Includes 15,000 shares of restricted stock and 75,000 shares subject to stock options exercisable within 60 days after January 31, 2005.

(4)
Includes 13,500 shares of restricted stock and 100,000 shares subject to stock options exercisable within 60 days after January 31, 2005.

(5)
Includes 15,000 shares of restricted stock and 112,500 shares subject to stock options exercisable within 60 days after January 31, 2005.

(6)
Includes 21,000 shares of restricted stock and 52,875 shares subject to stock options exercisable within 60 days after January 31, 2005.

(7)
Includes 19,547 shares of restricted stock and 88,750 shares subject to stock options exercisable within 60 days after January 31, 2005.

(8)
Includes 24,900 shares of restricted stock and 153,325 shares exercisable within 60 days of January 31, 2005.

(9)
Includes 173,375 shares subject to stock option exercisable within 60 days of January 31, 2005.

(10)
Includes 40,000 shares subject to stock options exercisable within 60 days after January 31, 2005.

(11)
Includes 108,375 shares subject to stock options exercisable within 60 days after January 31, 2005 and 65,000 shares held by CCJ Trust.

(12)
Includes 57,500 shares subject to stock options exercisable within 60 days of January 31, 2005.

(13)
Includes 1 share of Class A common stock held by Katherine Walker, Mr. Walker's wife.

(14)
Includes 178,375 shares subject to stock option exercisable within 60 days of January 31, 2005.

(15)
Includes 27,500 shares subject to stock options exercisable within 60 days of January 31, 2005.

*
Less than 1%

        On February 7, 2001, EMC distributed all the shares of our Class A common stock held by EMC to EMC stockholders on a pro rata basis in a transaction that was tax free to EMC. A total of 81,000,000 shares of our Class A common stock were distributed. EMC stockholders paid no consideration for the shares of Class A common stock distributed to them.

        The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all equity compensation plans not previously approved by stockholders as of January 31, 2005. The 2001 McDATA Equity Incentive Plan is our only equity compensation plan that was approved by stockholders. The 2003 McDATA Acquisition Equity Incentive Plan was adopted in August 2003 to provide Class B restricted stock grants for newly hired employees as a result of acquisitions. The 2003 McDATA Acquisition Equity Incentive Plan was not approved by stockholders in accordance with an exemption available under NASDAQ rules. The 2004 McDATA Equity Inducement Plan was not approved by stockholders in accordance with an exemption available under NASDAQ rules.

Equity Compensation Plan Information as of January 31, 2005

Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding option, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	16,947,085	$9.02	2,093,788
Equity compensation plans not approved by security holders	545,641	$2.06	4,656,003
Total	17,492,726	$8.80	6,749,791

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

ITEM 13. Certain Relationships and Related Transactions

        There has not been nor is there currently proposed any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds $60,000 and in which any director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest other than (a) compensation agreements and other arrangements, which are described in "Item 11—Executive Compensation," and (b) the transactions described below.

        In June 2004, the Company entered into a Software OEM Agreement (OEM Agreement) with Crosswalk, Inc. (Crosswalk). John F. McDonnell, a Class B shareholder of the Company and its former Chairman is the founder and sole director of Crosswalk. Pursuant to the OEM Agreement, the Company granted Crosswalk a license to develop and integrate the Company's SANavigator software into Crosswalk's software platform, create certain enhancements for use with such integrated software product, and re-brand such integrated software product with Crosswalk's trademarks. The Company also granted Crosswalk a limited license to distribute the integrated software product furnished by the Company. The Company has deferred a $250,000 license fee and is recognizing license fee revenue over the license period of twelve months. Since entering into the agreement, the Company has recorded approximately $82,000 of revenue. Upon release and distribution of the Crosswalk proprietary software, software royalties will be recognized in accordance with the terms of the OEM Agreement and the Company's revenue recognition policies.

        As of October 31, 2004, Mr. McDonnell was no longer a significant holder of the Company's common stock and, therefore, is no longer considered a related party.

        The Company has also entered into indemnification agreements with its directors and officers. For a discussion regarding the indemnification agreements, please see Item II. Executive Compensation under the caption entitled "Limitation of Liability and Indemnification."

ITEM 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

        The following table presents fees for professional services rendered by Deloitte & Touche LLP for the fiscal year ended January 31, 2005 and PricewaterhouseCoopers LLP for the fiscal year ended January 31, 2004.

	Years Ended January 31,
	2005	2004
Audit fees:(1)	$732,840	$477,500
Audit related fees:(2)	45,750	273,459
Tax fees:(3)	81,710	88,407
All other fees:(4)	—	70,000

Total	$860,300	$909,366

(1)
Audit fees consisted of audit work performed and billed through the date of this filing in the preparation of financial statements, as well as work generally only the independent auditor can reasonably be expected to provide, such as statutory audits, comfort letters, consents and assistance with and review of documents filed with the Securities and Exchange Commission.

(2)
Audit-related fees for the year ended January 31, 2005 consisted principally fees related to the pending acquisition of CNT and the review of the QLogic agreement. For the year ended January 31, 2004, fees related to acquisition work in Nishan, Sanera and other projects and initial Sarbanes-Oxley Act discussions.

(3)
Tax fees consisted principally of assistance with tax planning, compliance and reporting.

(4)
All other fees for the year ended January 31, 2004, consisted of our completion of the convertible debt offering.

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

        Prior to engagement of the independent auditor for the next year's audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

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

        3.     Tax services include all services performed by the independent auditor's tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

        4.     Other Fees are those associated with services not captured in the other categories.

        Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent auditor. The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting. Our Audit Committee has delegated pre-approval authority to its Chairman.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

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

Exhibits filed for the Company through the filing of this Form 10-K.

(3.1)	Amended and Restated Certificate of Incorporation of the Company
(3.2)	Amended and Restated By-laws of the Company
(4.1)	Form of Company's Class B Common Stock Certificates
(4.1.1)	Form of Company's Class A Common Stock Certificates
(4.2)	Investors' Rights Agreement dated as of October 1, 1997 by and among the Company, EMC Corporation, McDATA Holdings Corporation and Certain Investors
(4.3)	Amendment No. 1 to the Investors' Rights Agreement dated May 23, 2000 by and among the Company, McDATA Holdings Corporation and certain Investors
(4.4)	Rights Agreement dated as of May 18, 2001, by and between the Company and the Bank of New York, as rights agent (Filed on Form 8-K dated May 21, 2001).
(4.5)	Form of Indenture dated as of February 7, 2003 by and between the Company and Wells Fargo Bank Minnesota, National Association (Filed on Form 8-K dated February 14, 2003)
(4.6)	Form of Registration Rights Agreement dated as of February 7, 2003 by and among the Company and the parties thereto (Filed on Form 8-K dated February 14, 2003)
(10.1)	Asset Transfer Agreement dated as of October 1, 1997 by and among the Company, EMC Corporation, and McDATA Holdings Corporation
(10.2)	Investors' Rights Agreement dated as of October 1, 1997 by and among the Company, EMC Corporation, McDATA Holdings Corporation and certain Investors (see Exhibit 4.2)
(10.3)	Amendment No. 1 to the Investors' Rights Agreement dated May 23, 2000 by and among the Company, McDATA Holdings Corporation and certain Investors (see Exhibit 4.3)
(10.3.1)	Termination of Investors' Rights Agreement, dated as of January 24, 2001, by and among the Company, McDATA Holdings Corporation and Certain Investors (Filed on Form 10-K for the fiscal year ended 2000)

(10.4)	Services Agreement dated as of October 1, 1997 by and among EMC Corporation, McDATA Holdings Corporation and the Company
(10.5)	Letter Agreement dated April 19, 1999 by and between the Company and McDATA Holdings Corporation
(10.6)	Technology Rights Agreement dated as of October 1, 1997 by and among the Company, EMC Corporation and McDATA Holdings Corporation
(10.7)	Amended and Restated Tax Sharing Agreement dated as of May 31, 2000 by and among EMC Corporation, McDATA Holdings Corporation and the Company
(10.8)	Form of Master Transaction Agreement entered into by and among the Company and EMC Corporation dated May 31, 2000
(10.9)	Form of Indemnification and Insurance Matters Agreement entered into by and among the Company and EMC Corporation dated May 31, 2000
(10.10)	Master Confidential Disclosure and License Agreement dated as of May 31, 2000 by and among the Company and EMC Corporation
(10.11)+	Reseller Agreement dated as of February 22, 2000 by and between International Business Machines Corporation and the Company
(10.12)	Amendment Number One to the Resale Agreement dated September 30, 2000 by and between International Business Machines Corporation and the Company
(10.13)+	OEM Purchase and License Agreement dated as of May 19, 2000 by and between EMC Corporation and the Company
(10.13.1)+	Amendment to OEM Purchase and License Agreement dated as of September 21, 2001, by and between EMC Corporation and the Company
(10.14)+	Development Agreement dated as of May 19, 2000 by and between EMC Corporation and the Company
(10.14.1)+	Distribution Agreement dated as of December 15, 1999 by and between the Company and Hitachi Data Systems Corporation
(10.14.2)+	IBM OEM Purchase Agreement dated as of September 23, 2004 by and between International Business Machines Corporation and the Company
(10.15)+	Manufacturing Agreement dated as of September 17, 1992 by and between SCI Systems, Inc. and the Company
(10.15.1)+	Manufacturing and Purchasing Agreement dated as of December 14, 2001 by and between SCI Systems, Inc. and the Company (Filed on Form 8-K dated February 25, 2002)
(10.15.2)+	Manufacturing and Purchase Agreement effective as of March 1, 2003 by and between Sanmina-SCI Corporation and the Company (filed on Form 10-K for the year ended December 31, 2002)
(10.16)+	OEM and License Agreement dated as of April 27, 1999 by and between Brocade Communication Systems, Inc. and the Company
(10.17)	Lease dated September 12, 1997 by and between the Company and WHLNF Real Estate Limited Partnership
(10.18)	Lease dated November 2, 1999 by and between the Company and the Mills Family LLC
(10.19)	Lease dated May 28, 1997 by and between the Company and 1211486 Ontario Limited
(10.19.1)	Lease dated October 6, 2000, by and between the Company and Amber Drive I, LLC (Filed on Form 10-Q for the fiscal quarter ended September 30, 2000)
(10.19.2)	Lease dated February 9, 2001 by and between the Company and Deutsche Bank (Filed on Form 10-K for the fiscal year ended 2000)
(10.19.3)	Participation Agreement dated February 9, 2001 by and between the Company and Deutsche Bank (Filed on Form 10-K for the fiscal year ended 2000)
(10.19.4)	Second Amendment to Participation Agreement dated November 9, 2001 by and between the Company and Deutsche Bank (Filed on Form 10-Q for the fiscal quarter ended September 30, 2001)

(10.19.5)	Third Amendment to Participation Agreement dated January 24, 2002 by and between the Company and Deutsche Bank (Filed on Form 8-K dated February 25, 2002)
(10.19.6)+	Office Lease dated September 9, 2004 by and between Ridge Parkway Associates, LLC and the Company
(10.20)*	Form of Change of Control Severance Agreement
(10.20.1)*	CEO Severance Agreement dated December 2003 (filed on Form 10-Q for the fiscal quarter ended October 31, 2003)
(10.20.2)*	Form of Amended and Restated Executive Severance Agreement dated as of September 8, 2004 (replaces the Form Executive single Trigger Severance Agreement)
(10.21)*	1997 Stock Option Plan
(10.21.1)*	2001 McDATA Equity Incentive Plan (Filed on Schedule 14A dated September 8, 2004)
(10.21.2)*	Employee Stock Purchase Plan (Filed on Schedule 14A Proxy Statement filed June 10, 2002)
(10.21.3)*	2003 McDATA Acquisition Equity Incentive Plan
(10.21.4)*	2004 McDATA Inducement Equity Grant Plan
(10.22)*	Form of Stock Option Agreement for 1997 Stock Option Plan
(10.23)*	Description of the Company's Management Bonus Program
(10.24)	Asset Purchase Agreement dated August 3, 2001 by and among the Company, SANavigator, Inc., Western Digital Corporation and Connex Inc. (Filed on Form 10-Q for the fiscal quarter ended September 30, 2001)
(10.25)*	Performance Incentive Bonus Plan (filed on Form 10-K for the year ended December 31, 2002)
(10.25.1)	Agreement and Plan of Merger dated August 25, 2003 by and among the Company, Nice Acquisition, Inc. and Nishan Systems Inc. (filed on Form 8-K dated August 25, 2003 as Exhibit 99.4)
(10.25.2)	Agreement and Plan of Merger dated August 25, 2003 by and among the Company, Whitney Acquisition, Inc. and Sanera Systems, Inc. (filed on Form 8-K dated August 25, 2003 as Exhibit 99.5)
(10.25.3)	Agreement and Plan of Merger dated January 17, 2005 by and among Computer Network Technology Corporation, the Company and Condor Acquisition, Inc. (Filed on Form 8-K dated January 17, 2005 as Exhibit 2.1)
(10.25.4)	Amendment No. 1 to Agreement and Plan of Merger dated as of February 10, 2005 among Computer Network Technology Corporation, Condor Acquisition Inc. and the Company (filed with registration statement on Form S-4 dated February 11, 2005 as Exhibit 2.2)
(10.25.5)	Voting Agreement dated as of January 17, 2005 by and between the Company and certain Directors and Officers of Computer Network Technology Corporation (filed on Form 8-K dated January 17, 2005 as Exhibit 99.1)
(10.26)*	Executive Performance Incentive Bonus Plan (filed on Form 10-K for the year ended December 31, 2002)
(10.27)*	Chairman of the Board of Directors Performance Incentive Bonus Plan (filed on Form 10-K for the year ended December 31, 2002)
21	Subsidiaries of Company
23.1	Consent of Deloitte & Touche LLP
23.2	Consent of PricewaterhouseCoopers LLP
23.3	Consent of KPMG LLP
24	Power of Attorney
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer

(99)	Audited Financial Statements of Aarohi Communications, Inc. (filed on Form 10-K for the year ended January 31, 2004)

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Broomfield, State of Colorado, on April 1, 2005.

McDATA Corporation
By:	/s/ ERNEST J. SAMPIAS Ernest J. Sampias Senior Vice President of Finance and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Executive Officer
/s/ JOHN A. KELLEY, JR. John A. Kelley, Jr. President and Chief Executive Officer	April 1, 2005
Principal Financial Officer
/s/ ERNEST J. SAMPIAS Ernest J. Sampias Senior Vice President of Finance and Chief Financial Officer	April 1, 2005
Principal Accounting Officer
/s/ ERNEST J. SAMPIAS Ernest J. Sampias Senior Vice President of Finance and Chief Financial Officer	April 1, 2005

Directors:
/s/ JOHN A. KELLEY, JR. John A. Kelley, Jr. Chairman and CEO	April 1, 2005
/s/ JOHN W. GERDELMAN John W. Gerdelman	April 1, 2005
/s/ CHARLES C. JOHNSTON Charles C. Johnston	April 1, 2005
/s/ D. VAN SKILLING D. Van Skilling	April 1, 2005
/s/ THOMAS M. UHLMAN Thomas M. Uhlman	April 1, 2005
/s/ LAURENCE G. WALKER Laurence G. Walker	April 1, 2005
/s/ BETSY S. ATKINS Betsy S. Atkins	April 1, 2005
/s/ MICHAEL J. SOPHIE Michael J. Sophie	April 1, 2005
/s/ M. ALEX MENDEZ M. Alex Mendez	April 1, 2005

McDATA CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

        Note: All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of McDATA Corporation Broomfield, CO.

        We have audited the accompanying consolidated balance sheet of McDATA Corporation and subsidiaries (the "Company") as of January 31, 2005, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the accompanying index at Item 15. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. The financial statements of the Company as of January 31, 2004 and for the year ended January 31, 2004, month ended January 1, 2003 and year ended December 31, 2002 were audited by other auditors whose report, dated April 14, 2004, expressed an unqualified opinion on those statements.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, such 2005 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of January 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

Denver, Colorado
March 31, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of McDATA Corporation:

        In our opinion, the consolidated balance sheet as of January 31, 2004 and the consolidated statements of operations, statements of changes in stockholders' equity and statements of cash flows for the year ended January 31, 2004, the one month period ended January 31, 2003 and the year ended December 31, 2002, present fairly, in all material respects, the financial position of McDATA Corporation and its subsidiaries at January 31, 2004, and the results of their operations and their cash flows for the year ended January 31, 2004, the month ended January 31, 2003, and the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein for the year ended January 31, 2004, the month ended January 31, 2003 and the year ended December 31, 2002 when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Denver, Colorado
April 14, 2004

McDATA CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	January 31, 2005	January 31, 2004
Assets
Current assets:
Cash and cash equivalents	$64,507	$50,301
Securities lending collateral	130,804	126,681
Short-term investments	145,259	157,740
Accounts receivable, net of allowances for doubtful accounts of $306 and $926, respectively	63,810	62,670
Inventories, net	13,720	11,364
Prepaid expenses and other current assets	7,280	6,189

Total current assets	425,380	414,945
Property and equipment, net	94,929	99,225
Long-term investments	95,589	103,483
Restricted cash	5,047	5,130
Intangible assets, net of accumulated amortization of $34,709 and $14,470, respectively	87,592	111,313
Goodwill	78,693	78,787
Other assets, net	31,005	18,219

Total assets	$818,235	$831,102

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$20,345	$16,666
Accrued liabilities	42,976	51,547
Securities lending collateral payable	130,804	126,681
Current portion of deferred revenue	22,736	19,775
Income taxes payable	1,573	1,783
Current portion of obligations under notes payable and capital leases	912	2,785

Total current liabilities	219,346	219,237
Obligations under notes payable and capital leases, less current portion	256	1,091
Deferred revenue, less current portion	27,001	20,632
Other long-term liabilities	1,908	—
Interest rate swap	2,005	349
Convertible subordinated debt	170,495	172,151

Total liabilities	421,011	413,460

Commitments and contingencies (Note 13)
Stockholders' Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, Class A, $0.01 par value, 250,000,000 shares authorized, 81,000,000 shares issued	810	810
Common stock, Class B, $0.01 par value, 200,000,000 shares authorized, 37,960,526 and, 36,051,473 shares issued, respectively	379	361
Additional paid-in-capital	481,735	476,993
Treasury stock, at cost, 3,022,359 and 975,730 shares outstanding at January 31, 2005 and January 31, 2004, respectively	(19,039)	(8,752)
Deferred compensation	(2,738)	(10,375)
Accumulated other comprehensive income (loss)	(1,253)	403
Accumulated deficit	(62,670)	(41,798)

Total stockholders' equity	397,224	417,642

Total liabilities and stockholders' equity	$818,235	$831,102

The accompanying notes are an integral part of these consolidated financial statements.

McDATA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended January 31,
			Year Ended December 31, 2002	Month Ended January 31, 2003
	2005	2004
Revenue	$399,660	$418,860	$328,279	$17,045
Cost of revenue	176,161	177,329	178,114	8,475

Gross profit	223,499	241,531	150,165	8,570
Operating expenses:
Research and development (excludes amortization of deferred compensation included in Amortization of deferred compensation of $4,027, $6,142, $3,459 and $191, respectively)	91,488	88,826	59,324	5,068
Selling and marketing (excludes amortization of deferred compensation included in Amortization of deferred compensation of $476, $1,948, $931 and $73, respectively)	101,305	95,820	75,213	5,837
General and administrative (excludes amortization of deferred compensation included in Amortization of deferred compensation of $1,019, $3,879 $3,890 and $311, respectively)	25,584	30,234	28,589	2,657
Amortization of purchased intangible assets	22,773	9,222	2,100	175
Acquired in-process research and development and other acquisition-related costs	—	11,410	—	—
Amortization of deferred compensation (excludes amortization of deferred compensation included in cost of revenue of $180, $739, $601 and $50, respectively)	5,522	11,969	8,280	575
Restructuring charges	1,263	2,258	—	—

Total operating expenses	247,935	249,739	173,506	14,312

Loss from operations	(24,436)	(8,208)	(23,341)	(5,742)
Interest and other income	6,639	7,231	8,118	436
Interest expense	(1,333)	(2,760)	(293)	(17)

Loss before income taxes	(19,130)	(3,737)	(15,516)	(5,323)
Income tax expense (benefit)	362	38,412	(5,529)	(1,863)

Loss before equity in net loss of affiliated company	(19,492)	(42,149)	(9,987)	(3,460)
Equity in net loss of affiliated company	(1,380)	(984)	—	—

Net loss	$(20,872)	$(43,133)	$(9,987)	$(3,460)

Basic net loss per share	$(0.18)	$(0.38)	$(0.09)	$(0.03)

Shares used in computing basic net loss per share	115,355	114,682	113,185	114,000

Diluted net loss per share	$(0.18)	$(0.38)	$(0.09)	$(0.03)

Shares used in computing diluted net loss per share	115,355	114,682	113,185	114,000

The accompanying notes are an integral part of these consolidated financial statements.

McDATA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock
	Class A		Class B				Accumulated Other Comprehensive Income
					Additional Paid-In Capital	Deferred Compensation		Treasury Stock	Retained Earnings (Deficit)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2001	81,000	$810	31,562	$316	$468,133	$(14,770)	$520	—	$14,782	$469,791
Shares issued	—	—	1,407	14	4,274	(1,867)	—	—	—	2,421
Forfeitures of deferred compensation	—	—	(7)	—	(944)	944	—	—	—	—
Compensation expense	—	—	—	—	—	8,881	—	—	—	8,881
Tax benefit of stock options	—	—	—	—	3,146	—	—	—	—	3,146
Comprehensive income (loss):	—
Net loss	—	—	—	—	—	—	—	—	(9,987)	(9,987)
Unrealized gain on investments, net of tax of $188	—	—	—	—	—	—	253	—	—	253
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(9,734)

Balances at December 31, 2002	81,000	810	32,962	330	474,609	(6,812)	773	—	4,795	474,505
Shares issued	—	—	321	3	1,327	(747)	—	—	—	583
Compensation expense	—	—	—	—	—	625	—	—	—	625
Tax benefit of stock options	—	—	—	—	39	—	—	—	—	39
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	(3,460)	(3,460)
Unrealized loss on investments, net of tax of $40	—	—	—	—	—	—	(62)	—	—	(62)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(3,522)

Balances at January 31, 2003	81,000	810	33,283	333	475,975	(6,934)	711	—	1,335	472,230
Shares issued	—	—	2,880	29	23,155	(17,357)	—	—	—	5,827
Forfeitures of deferred compensation	—	—	(112)	(1)	(1,207)	1,208	—	—	—	—
Purchase of call options, net	—	—	—	—	(20,510)	—	—	—	—	(20,510)
Compensation expense	—	—	—	—	—	12,708	—	—	—	12,708
Tax benefit (expense) of stock options	—	—	—	—	(420)	—	—	—	—	(420)
Acquisition of treasury stock	—	—	—	—	—	—	—	(8,752)	—	(8,752)
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	(43,133)	(43,133)
Unrealized loss on investments, net of tax of $453	—	—	—	—	—	—	(308)	—	—	(308)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(43,441)

Balances at January 31, 2004	81,000	810	36,051	361	476,993	(10,375)	403	(8,752)	(41,798)	417,642
Shares issued	—	—	2,086	20	5,613	—	—	—	—	5,633
Forfeitures of deferred compensation	—	—	(177)	(2)	(1,933)	1,935	—	—	—	—
Issuance of warrants	—	—	—	—	1,062	—	—	—	—	1,062
Compensation expense	—	—	—	—	—	5,702	—	—	—	5,702
Acquisition of treasury stock	—	—	—	—	—	—	—	(10,287)	—	(10,287)
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	(20,872)	(20,872)
Unrealized loss on investments, net of tax of $0	—	—	—	—	—	—	(1,656)	—	—	(1,656)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(22,550)

Balances at January 31, 2005	81,000	$810	37,960	$379	$481,735	$(2,738)	$(1,253)	$(19,039)	$(62,670)	$397,224

The accompanying notes are an integral part of these consolidated financial statements.

McDATA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended January 31,
			Year Ended December 31, 2002	Month Ended January 31, 2003
	2005	2004
Cash flows from operating activities:
Net loss	$(20,872)	$(43,133)	$(9,987)	$(3,460)
Adjustments to reconcile net loss to cash flows from operating activities
Depreciation and amortization	56,337	44,589	25,524	2,527
Bad debt provision	(467)	(474)	525	25
Loss from write-off of collateralized lease costs	—	—	1,256	—
Equity in net loss of affiliate	1,380	984	—	—
Net realized loss on investments	643	48	723	17
Net loss on retirement of assets	1,094	400	1,196	408
Acquired in-process research and development	—	11,410	—	—
Inventory and inventory commitment provisions	4,498	2,608	15,199	384
Impairment loss	50	—	—	—
Non-cash compensation expense	5,703	12,708	8,881	625
Deferred tax asset	—	38,815	(11,560)	(1,902)
Tax benefit (expense) from stock options exercised	—	(420)	3,146	39
Unrealized loss on derivative transactions	(40)	—	—	—
Changes in net assets and liabilities, net of acquired amounts:
Accounts receivable	(364)	(26,105)	(30,587)	38,740
Inventories	(12,013)	(6,150)	2,870	418
Prepaid expenses and other current assets	(1,225)	29	400	(488)
Other assets, net	(18,727)	(7,682)	(10,929)	(1,092)
Accounts payable	3,630	7,091	4,986	(9,548)
Accrued liabilities	(8,573)	9,621	8,338	(1,083)
Deferred revenue and other long-term liabilities	10,580	17,782	12,997	92
Accrued income taxes	(210)	(1,061)	7,478	—

Net cash provided by operating activities	21,424	61,060	30,456	25,702
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(171,421)	—	—
Purchase of equity investment in Aarohi	—	(6,000)	—	—
Purchases of property and equipment	(16,923)	(17,999)	(71,937)	(702)
Payment of collateralized lease costs	—	—	(1,256)	—
Restricted cash related to interest rate swap	83	(5,130)	—	—
Purchases of investments	(459,825)	(654,238)	(481,078)	(11,600)
Maturities of investments	278,921	509,444	403,123	21,970
Sales of investments	197,806	101,085	124,109	—

Net cash provided by (used in) investing activities	62	(244,259)	(27,039)	9,668
Cash flows from financing activities:
Proceeds from issuance of convertible subordinated debt	—	172,500	—	—
Costs of debt issuance	—	(5,567)	—	—
Purchase of call options	—	(53,455)	—	—
Sale of call options	—	32,945	—	—
Purchase of treasury stock	(10,287)	(8,752)	—	—
Payment of notes payable	(1,479)	(15,469)	—	—
Payment of obligations under capital leases	(1,088)	(2,697)	(2,712)	(196)
Proceeds from the issuance of stock	5,574	5,827	2,421	583

Net cash provided by (used in) financing activities	(7,280)	125,332	(291)	387
Net increase (decrease) in cash and cash equivalents	14,206	(57,867)	3,126	35,757
Cash and cash equivalents, beginning of period	50,301	108,168	69,285	72,411

Cash and cash equivalents, end of period	$64,507	$50,301	$72,411	$108,168

Supplemental Disclosure of Non-cash Investing and Financing Activities
Interest paid	$4,003	$2,325	$293	$—
Income taxes paid (received)	647	1,095	(3,285)	(59)
Capital lease obligations incurred, net of trade-ins	223	1,783	4,634	186
Transfer of inventory to fixed assets	4,842	1,859	5,679	614
Fixed assets exchanged for capital leases	—	(1,364)	(1,501)	—
Restricted stock grant	—	17,357	1,867	747

The accompanying notes are an integral part of these consolidated financial statements.

McDATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

NOTE 1 OVERVIEW AND BASIS OF PRESENTATION

        McDATA Corporation (McDATA or the Company) provides data infrastructure solutions that make it possible for companies to manage ever-growing enterprise data. Through storage area networking (SAN) products, including hardware and software, we connect servers and storage devices throughout an enterprise's global data infrastructure and assure constant availability of data. We also provide professional services, support and education that enable businesses to create SANs that are optimized for rapid deployment and responsiveness to customer needs. We combine experience in designing, developing and manufacturing high performance SAN solutions with knowledge of business critical applications to solve data infrastructure challenges facing enterprises of varying sizes. McDATA solutions are an integral part of data services infrastructures sold by most major storage and system vendors, including Dell Products L.P. (Dell), EMC Corporation (EMC), Hewlett-Packard (HP), Hitachi Data Systems (HDS), International Business Machines Corporation (IBM), StorageTechnology Corporation (STK) and Sun Microsystems, Inc. (Sun).

        On January 15, 2003, we changed our fiscal year end to January 31, from December 31. The Company believes that the twelve months ended December 31, 2002 provides a meaningful comparison to the twelve months ended January 31, 2005 and January 31, 2004. There are no factors, of which the Company is aware, seasonal or otherwise, that would impact the comparability of information or trends, if results for the twelve months ended January 31, 2003 were presented in lieu of results for the twelve months ended December 31, 2002. References in this discussion to fiscal 2004 and fiscal 2003 represent the twelve months ended January 31, 2005 and January 31, 2004, respectively. References to fiscal 2002 represents the twelve months ended December 31, 2002.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The consolidated financial statements include the financial position, results of operations, cash flows and changes in stockholders' equity of the Company and its wholly-owned subsidiaries. The equity method of accounting is used for investments in affiliates in which we have significant influence. All material intercompany transactions and balances have been eliminated.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Significant estimates used in the financial statements include estimates related to revenue reserves, inventory reserves, warranty provisions, income taxes, the valuation of long-lived assets including goodwill and purchased intangible assets and the capitalization of software development costs.

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

        Based on evaluation of available evidence, including recent changes in market interest rates and credit rating information, management believes the declines in fair value for the Company's securities are temporary. Should the impairment of any of these securities become other-than-temporary, the adjusted cost basis of the investment will be reduced and the resulting loss recognized in the statement of operations in the period the other-than-temporary impairment is identified.

        Included in investment balances are certain derivatives used as fair-value hedges against positions held in certain marketable equity securities. Any ineffectiveness in these hedged instruments or the loss of hedge-accounting treatment could result in significant fluctuations to earnings.

Fair Value of Financial Instruments

        The carrying value of financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short maturities. Based upon borrowing rates currently available to the Company, with similar terms, the carrying values of the capital lease obligations approximate their fair values. The fair values of the Company's investments and convertible debt are determined using quoted market prices for those securities. The Company recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value which is determined using quoted market prices.

Interest Rate Swaps

        The Company has entered into an interest rate swap to address interest rate market risk exposure. The interest rate swap is designated and qualifies as a fair value hedge under Statement of Financial Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." For derivative instruments that are designated and qualify as a fair value hedge, the gains and losses on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of change in fair values. If the change in the value of the hedging instrument offsets the change in the value of the hedged item, the hedge is considered perfectly effective. The accounting for hedge effectiveness is measured at least quarterly based on the relative change in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, the amount by which the change in the value of the hedge does not exactly offset the change in the value of the hedged item, is recognized immediately in earnings. The Company's interest rate swap qualifies as a perfectly effective fair value hedge. As such, there is no ineffective portion to the hedge recognized in earnings. Adjustments to the fair value of the interest rate swap agreement are recorded as either an other asset or long-term liability. The differential to be paid or received under these agreements is accrued consistently with the terms of the agreements and is recognized in interest expense over the term of the related debt. The related amounts payable to or receivable from counterparties are included in accounts receivable or accrued liabilities.

Property and Equipment

        Property and equipment is stated at cost less accumulated depreciation. Expenditures that substantially extend the useful life of an asset are capitalized. Ordinary repair and maintenance expenditures are expensed as incurred. For financial reporting purposes, depreciation is recorded on a straight-line method over the estimated useful lives of the assets as follows:

Building	39 years
Building equipment	5-39 years
Equipment and furniture	3-5 years
Computer software	2-5 years
Capital lease equipment	The shorter of the useful life of 3-5 years or lease term
Leasehold improvements	The shorter of the useful life of 3-5 years or lease term

        Depreciation expense for property and equipment and capital leases was approximately $26.9 million, $26.9 million, $18.6 million and $2.0 million in fiscal 2004, 2003, 2002 and for the month ended January 31, 2003, respectively. Equipment and furniture at January 31, 2005 and January 31, 2004 includes assets under capitalized leases of $4.9 million and $8.4 million, respectively, with related accumulated amortization of approximately $3.5 million and $4.6 million, respectively.

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

Long-Lived Assets, Including Goodwill and Other Acquired Intangible Assets

        The Company periodically evaluates the carrying value of long-lived assets, excluding goodwill, for impairment when events and circumstances indicate the carrying amount of an asset may not be recoverable. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset (or asset group) are separately identifiable and less than the asset's (or asset group's) carrying value. In that event, a loss is recognized to the extent that the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. For the years ended 2003, 2002 and the month ended January 31, 2003, the Company made no material adjustments to its long-lived assets. During fiscal 2004, the Company identified the impairment of a customer relationship asset as discussed in Note 5, and retired a $2.2 million intangible asset related to the initial purchase of the Toronto operations in 1997 as discussed in Note 4.

        Goodwill and other indefinite lived intangible assets are not subject to amortization, but are subject to an impairment test at least annually or more frequently if events or circumstances indicate that an impairment might exist. The Company completed its annual impairment analysis of goodwill in the first quarter of 2004 and found no impairment. Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", (SFAS No. 142) also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of." The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from one to six years.

Revenue Recognition

        The Company recognizes revenue when (a) persuasive evidence of an arrangement exists (b) products are delivered or services rendered (c) the sales price is fixed or determinable and (d) collectibility is assured. Revenue from product sales to our resellers and end-user customers is recognized when title and risk of loss transfer to the customer, generally at the time the product is delivered. Revenue from product sales to our OEMs and distributors is recognized when title and risk of loss transfer to the customer in accordance with the master agreement, generally upon sell-through to the end-user. With respect to revenue from our configured products, we request evidence of sell-through from our OEM and distributor partners prior to recognizing revenue. In situations where our OEM and distributor partners refuse to provide sell-through information when requested, but all the criteria under SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition" (SAB No. 104) have been met, we recognize revenue for such configured products. These configured products represent high value, customized solutions of directors, cabinets and various combinations of port cards ordered by our OEM and distributor partners as required by the end user. Non-configured products and components, such as our switch products, additional port cards, and FlexPort upgrades, are recognized as revenue when the criteria for SAB No. 104 (as discussed above) have been met, generally at time of shipment.

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

        In transactions that include multiple products, services and/or software, the Company allocates the revenue to each element based upon their VSOE of the fair value of the element (or in the absence VSOE, the residual method). VSOE of the fair value for an element is based upon the price charged when the element is sold separately. Revenue allocated to each element is then recognized when the basic revenue recognition criteria is met for each element.

        Through the second quarter of fiscal 2004 McDATA had recognized revenue on distributor sales of non-configured products when proof of sell-through was obtained. This was due to insufficient historical experience regarding returns or credits under price protection or inventory rotation rights. McDATA has been monitoring and tracking distributor returns and purchasing patterns since 2001. We believe we have obtained sufficient historical experience as of the end of the second quarter of fiscal 2004. Therefore, during the third quarter of fiscal 2004 we began recognizing distributor revenue at the time of shipment. We estimate the potential for returns in accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists", and record revenues upon shipment if all SAB No. 104 revenue recognition criteria have been met. In the third quarter fiscal 2004, in connection with this change in estimate, we recognized approximately $1.3 million of distributor revenue which had previously been deferred. If actual credits received by our partners for returns or price protection and inventory rotation actions were to deviate significantly from our estimates, which are based on historical experience, our revenue could be adversely affected.

        Total deferred revenue consists primarily of unearned revenue from our customer support or maintenance contracts on our software and hardware products. These contracts are billed and collected either upfront or annually at the beginning of each service period. We recognize revenue from these contracts ratably over the contractual period, generally one to three years. As of January 31, 2005, long-term deferred revenue also includes a $4.0 million fee associated with the joint development and marketing agreement with QLogic. This fee will be recognized as revenue in accordance with SAB No. 104 at the expiration of the agreement.

        The remaining portion of the deferred revenue represents deferred revenue related to billings and collections for which one or more of the four criteria (evidence of an arrangement; delivery; fixed price; and collectibility) under SAB No. 104 and the SOP No. 97-2, as amended, have not been met. These balances are all classified as short-term on the balance sheet as all four criteria have historically been met in less than twelve months.

        The timing over which we expect to recognize this revenue is as follows (in thousands):

For Fiscal Years:	Amount
2005	$22,736
2006	14,143
2007	6,403
2008(1)	5,892
2009 and thereafter	563

$49,737

(1)
Includes the $4.0 million joint development and marketing fee paid by QLogic.

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

Software Development Costs

        The Company capitalizes eligible computer software development costs upon the establishment of technological feasibility, which it has defined as completion of designing, coding and testing activities or the completion of a working model as defined by our software and hardware engineering development processes. Costs incurred prior to the establishment of technological feasibility are expensed to research and development. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Upon the general release of the software product to customers, capitalization ceases and such costs are amortized (using the straight-line method) on a product-by-product basis over the estimated life, which is generally one to three years. Capitalized software costs and accumulated amortization included in other assets at January 31, 2005, were approximately $33.6 million and $11.0 million, respectively. Capitalized software costs and accumulated amortization included in other assets at January 31, 2004, were approximately $15.1 million and $7.3 million, respectively. Amortization expense of capitalized software for fiscal 2004, 2003, and 2002 was approximately $3.7 million, $5.5 million and $1.5 million, respectively. Amortization expense of capitalized software for the month ended January 31, 2003 was approximately $260,000.

Advertising

        The Company expenses advertising costs as incurred. Advertising expenses for fiscal 2004, 2003, and 2002 were approximately $5.4 million, $3.2 million, and $6.2 million, respectively. Advertising expenses for the month ended January 31, 2003 were approximately $556,000. Approximately

$5.2 million of fiscal 2004 advertising expense is recorded in selling and marketing and approximately $231,000 is recorded in general and administrative. For fiscal 2003, approximately $3.0 million and $206,000 were recorded in selling and marketing, and general and administrative operating expenses, respectively. For fiscal 2002, approximately $5.8 million of advertising expense is recorded in selling and marketing expense and approximately $402,000 in general and administrative expense. For the month of January 31, 2003, advertising expenses was recorded primarily in selling and marketing expense.

Restructuring Charges

        The Company accounts for costs, including termination benefits and facility closure costs, associated with restructuring activities in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146) which requires that the liability for costs associated with exit or disposal of activities be recognized when the liability is incurred. See Note 4 for discussion of 2004 and 2003 restructuring activities.

Earnings Per Share

        Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share is based on the weighted-average number of shares outstanding during each period and the assumed exercise of dilutive stock options and warrants less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company's common stock for each of the periods presented. No dilutive effect has been included for the convertible subordinated debt issued February 7, 2003 (see Note 8) because the Company currently has the ability and intent to settle the conversion in cash. Additionally, no dilutive effect has been included for the share options sold in relation to the convertible subordinated debt because the exercise price was higher than the average stock price for the period.

        Following is a reconciliation between basic and diluted earnings per share:

	Years Ended January 31,		Year Ended December 31,	Month Ended January 31,
	2005	2004	2002	2003
	(In thousands, except per share data)
Net loss	$(20,872)	$(43,133)	$(9,987)	$(3,460)
Weighted average shares of common stock outstanding used in computing basic net loss per share	115,355	114,682	113,185	114,000
Net effect of dilutive stock options and warrants	—	—	—	—

Weighted average shares of common stock used in computing diluted net loss per share	115,355	114,682	113,185	114,000
Basic net loss per share	$(0.18)	$(0.38)	$(0.09)	$(0.03)
Diluted net loss per share	$(0.18)	$(0.38)	$(0.09)	$(0.03)
Options and warrants not included in diluted share base because of the exercise prices and net loss	10,765	8,459	4,840	6,092
Options, warrants and restricted stock not included in diluted share because of net loss	7,080	6,422	6,984	6,401

Stock-Based Compensation

        At January 31, 2005, the Company has stock-based employee compensation and employee purchase plans, which are described more fully in Note 9. The Company accounts for these plans according to Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations and has adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation"(SFAS No. 123), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure an amendment of FASB Statement No. 123" (SFAS No. 148). Any deferred stock compensation calculated pursuant to APB No. 25 is amortized ratably over the vesting period of the individual options, generally two to four years. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Years Ended January 31,		Year Ended December 31,	Month Ended January 31,
	2005	2004	2002	2003
	(In thousands, except per share data)
Net loss	$(20,872)	$(43,133)	$(9,987)	$(3,460)
Add: Total stock-based employee compensation expense included in net loss as determined under the intrinsic value method, net of related tax effects	5,702	12,708	5,542	406
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(19,781)	(34,050)	(16,879)	(1,481)

Pro forma net loss	$(34,951)	$(64,475)	$(21,324)	$(4,535)

Loss per share:
Basic—as reported	$(0.18)	$(0.38)	$(0.09)	$(0.03)

Basic—pro forma	$(0.30)	$(0.56)	$(0.19)	$(0.04)

Diluted—as reported	$(0.18)	$(0.38)	$(0.09)	$(0.03)

Diluted—pro forma	$(0.30)	$(0.56)	$(0.19)	$(0.04)

        The fair value of each option granted during fiscal 2004, 2003, 2002, and the month ended January 31, 2003 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended January 31,		Year Ended December 31,	Month Ended January 31,
	2005	2004	2002	2003
Dividend yield	—%	—%	—%	—%
Expected volatility	52%-90%	90%	90%	90%
Risk-free interest rate	2.7%-4.0%	2.1%-3.5%	2.5%-4.9%	3.0%-3.1%
Expected life, in years	2.0-4.0	2.0-4.0	2.0-4.0	2.0-4.0

Comprehensive Income (Loss)

        Comprehensive income (loss) includes net earnings as well as additional other comprehensive income. McDATA's other comprehensive income consists of unrealized gains and losses on available-for-sale securities, recorded net of any related tax, that are recorded as changes in equity and not an element of the Company's statement of operations.

Reclassifications

        Certain prior year amounts have been reclassified to conform to the 2004 presentation.

Recent Accounting Pronouncements

        In June 2004, the Financial Accounting Standards Board (FASB) issued EITF Issue No. 03-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF Issue No. 03-1 establishes a common approach to evaluating other-than-temporary impairment to investments in an effort to reduce the ambiguity in impairment methodology found in APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock" and SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which has resulted in inconsistent application. In September 2004, the FASB issued FASB Staff Position EITF Issue No. 03-1-1, which deferred the effective date for the measurement and recognition guidance clarified in EITF Issue No. 03-1 indefinitely; however, the disclosure requirements remain effective for fiscal years ending after June 15, 2004. While the effective date for certain elements of EITF Issue No. 03-1 have been deferred, the adoption of EITF Issue No. 03-1 when finalized in its current form is not expected to have a material impact on our financial position, results of operations or cash flows.

        In October 2004, the FASB reached a tentative conclusion related to its proposed amendment to SFAS No. 128, "Earnings per Share" (SFAS 128), which specifies the calculation of earnings per share (EPS). This Statement eliminates the provision of SFAS No. 128 that allows issuing entities to overcome the presumption that certain contracts that may be settled in cash or shares will be settled in shares. Lastly, this Statement requires that shares to be issued upon conversion of a mandatorily convertible security be included in the computation of basic EPS from the date that conversion becomes mandatory. This proposed amendment is expected to be finalized during the first quarter of

2005. The Company has not yet determined the potential future impact of the proposed amendment on its consolidated financial statements.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs—an amendment of ARB No. 43" (SFAS No. 151). SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be excluded from the cost of inventory and expensed when incurred. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. SFAS No. 151 is not expected to have a material impact on the Company's consolidated results of operations or financial position.

        In December 2004, the FASB issued a revision of SFAS No. 123, "Accounting for Stock-Based Compensation", (SFAS No. 123R). SFAS No. 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." SFAS No. 123R is effective for interim reporting period that begins after June 15, 2005. The Company is in the process of determining the effect of the adoption of SFAS No. 123R will have on its financial position, results of operations, or cash flows.

        On March 7, 2005, FASB released Proposed FASB Staff Positions (FSP) No. 143-a, "Accounting for Electronic Equipment Waste Obligations". The Proposed FSP addresses accounting by commercial users and producers of electrical and electronic equipment, in connection with Directive 2002/96/EC on Waste Electrical and Electronic Equipment issued by the European Union on February 13, 2003 (the "Directive"). This Directive requires EU-member countries to adopt legislation to regulate the collection, treatment, recovery, and environmentally sound disposal of electrical and electronic waste equipment, and sets forth certain obligations relating to covering the cost of disposal of such equipment by commercial users. Producers will also be required to cover the cost of disposal of such equipment by private household users. The proposed FSP sets forth accounting for such obligations by commercial users and producers, with respect to SFAS No. 143, "Asset Retirement Obligations". The Company has not yet determined the potential future impact, if any, of the proposed FSP on its consolidated financial statements.

NOTE 3 COMPONENTS OF SELECTED BALANCE SHEET ACCOUNTS

	Year Ended January 31, 2005	Year Ended January 31, 2004
Inventories:
Raw materials	$5,375	$7,037
Work-in-progress	623	920
Finished goods	12,626	7,883

Total inventories at cost	18,624	15,840
Less reserves	(4,904)	(4,476)

Total inventories, net	$13,720	$11,364

Property and equipment:
Land	$16,091	$16,091
Building	32,573	32,410
Equipment and furniture	94,389	85,680
Computer software for internal use	29,146	25,492
Leasehold improvements	6,029	3,271
Construction in progress	492	958

	178,720	163,902
Less accumulated depreciation and amortization	(83,791)	(64,677)

	$94,929	$99,225

Accrued liabilities:
Wages and employee benefits	$19,483	$17,489
Purchase commitments and other supply obligations(1)	5,867	7,829
Warranty reserves(2)	5,592	4,522
Taxes, other than income tax	2,662	2,534
Interest payable	1,774	1,773
Customer obligations	4,784	4,729
ESCON agency funds	—	8,373
Other accrued liabilities	2,814	4,298

	$42,976	$51,547

(1)
During the fiscal 2003 year, the Company released recorded obligations of approximately $1.3 million relating to the expiration of certain customer sales obligations which were provided for in fiscal 2001.

(2)
Activity in the warranty reserves is as follows (in thousands):

	Years Ended January 31,
	2005	2004
Balance at beginning of period	$4,522	$3,485
Warranty expense	791	2,104
Non-expensed warranty obligations	1,483	—
Warranty claims	(1,204)	(1,294)
Acquisition of warranty liability	—	227

Balance at end of period	$5,592	$4,522

NOTE 4 RESTRUCTURING CHARGES

        During the quarter ended January 31, 2004, the Company announced that it was taking certain cost improvement actions, which included a workforce reduction and facility consolidation. As a result, in the fourth quarter of fiscal 2003, the Company recorded to accrued liabilities an approximate $2.3 million restructuring charge related to the reduction in workforce. Total restructuring costs of $3.5 million consist of severance and benefit charges, facility closure expenses, and other charges. Severance and benefit charges of $2.3 million include severance and related employee termination costs associated with the reduction of the Company's workforce by 92 employees, or approximately 9%. Facility closure charges of $1.1 million relate to losses for a leased engineering facility in Toronto, Canada. In August 2004, the Company entered into agreements to sublease this facility to an unrelated third-party through the Company's remaining original lease term. In connection with these agreements, the Company made a one-time payment of approximately $1.0 million to satisfy all of its outstanding lease commitments for this facility. These payments were applied against the restructuring reserve accrual and approximate the original estimates made by the Company. By the end of the third quarter fiscal of 2004, all planned activities under this plan had been completed and all remaining accrued liabilities were paid or settled.

        The following table summarizes the Company's utilization of restructuring accruals during fiscal 2004 (in thousands):

	Employee Severance Benefits	Facility Closure	Other Costs	Totals
Accrual balance at February 1, 2003	$—	$—	$—	$—
Additions	2,238	—	—	2,238

Accrual balance at January 31, 2004	$2,238	$—	$—	$2,238
Expense provision	—	1,117	—	1,117
Cash payments and other	(2,297)	(985)	(219)	(3,501)
Changes in estimates	59	(132)	219	146

Accrual balance at January 31, 2005	$—	$—	$—	$—

NOTE 5 ACQUISITIONS AND INTANGIBLE ASSETS

Nishan Systems, Inc.

        On September 19, 2003, the Company completed its acquisition of the stock of Nishan Systems, Inc. (Nishan), a provider of next generation native IP storage solutions that built open storage networking products based on IP and Ethernet, the international networking standards. The Nishan transaction is intended to accelerate McDATA's delivery of inter-networking capabilities that scale data center storage networks and extend storage network benefits across the enterprise. Nishan's comprehensive family of IP storage switching products allowed customers to leverage their fibre channel storage network infrastructure and their IP networks to consolidate storage infrastructures across the campus, the enterprise and geographies. These solutions allow for integrated disaster recovery architectures, and cost effective integration of low-end servers and applications into the storage network. These factors contributed to a purchase price in excess of fair value of Nishan's net tangible and intangible assets acquired. As a result, the Company has recorded goodwill in connection with this transaction. The consolidated financial statements include the operating results of Nishan from the date of the acquisition.

        The total purchase price of approximately $69.3 million consisted of $65.0 million in cash consideration and direct transaction costs paid of approximately $4.3 million. Based on estimates and assumptions of management, the allocation of the purchase price to the assets acquired and liabilities assumed was as follows (in thousands):

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

        An estimated $67 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and will not be deductible for tax purposes. Goodwill will not be amortized and will be tested for impairment at least annually. In addition, as this was the purchase of stock, the tax basis of Nishan's assets and liabilities carry over resulting in temporary differences and a net deferred tax asset of $35.1 million. In light of the Company's tax position (see Note 12) a full valuation allowance of $35.1 million was recorded against the net acquired deferred tax asset. Pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes," if this valuation allowance is released in subsequent periods, goodwill will be decreased by the amount released up to a maximum of $35.1 million.

        Of the total purchase price, $7.8 million was allocated to IPR&D and expensed in fiscal 2003. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and for which no future alternative uses existed at the date of acquisition. Technological feasibility is defined as being equivalent to a final working prototype or detailed program design in which there is no remaining risk relating to the development. Three IPR&D projects were identified relating to Nishan's multiple-protocol switches. The value assigned to IPR&D was determined by evaluating the importance of each project to the overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, and then estimating the resulting future revenues and net cash flows from the projects when completed and discounting the net cash flows to their present value. The revenue estimates used to value the purchased IPR&D were based on estimates of the relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by the Company and its competitors.

        Overall, the IPR&D projects were completed during fiscal 2004. The rates utilized to discount the net cash flows to their present values were based on an industry weighted average cost of capital adjusted to reflect the difficulties and uncertainties in completing each project and risks related to the impact of potential changes in future target markets. Based on these factors, discount rates that range from 21%-23% were used to value the IPR&D. The estimates used in valuing IPR&D were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. As a result, actual results may differ from such estimates.

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

Sanera Systems, Inc.

        On September 30, 2003, the Company completed its acquisition of the stock of Sanera Systems, Inc. (Sanera), a producer of next generation intelligent switching platform technologies. The company was formed in order to bring to market multi-protocol, high performance, highly scaleable switches delivering storage services over the network infrastructure. The acquisition of Sanera, when combined with McDATA technologies, extends the Company's Global Enterprise Data Center (GEDC) strategy and accelerates its vision of delivering a real-time storage services infrastructure. The technology acquired from Sanera will help McDATA extend its reach at the core of the data center, and integrated with McDATA's products and technology, will create a product that allows enterprises to securely consolidate their separate SAN networks and integrate intelligent storage utility services on one platform, significantly lowering storage networking costs and simplifying SAN management. These factors contributed to a purchase price in excess of the fair value of the Sanera net tangible and intangible assets acquired. The condensed consolidated financial statements include the operating results of Sanera from the date of the acquisition.

        The total purchase price of approximately $113.2 million consisted of $110.2 million in cash consideration and direct transaction costs paid of approximately $3.0 million.

        As of the acquisition date, Sanera was a development stage company with no recognized revenue and no established customer base. Sanera had substantially completed all the planning, designing, coding and testing activities necessary to establish that the technology underlying the developed products could be utilized to meet the design specifications intended. At the time of the acquisition, the Company believed that revenues related to this product would not commence until sometime during fiscal year 2004. Based upon these factors, the Company concluded that, for accounting purposes, it was not purchasing a business with an existing revenue stream, but rather a group of assets related to a developed technology that the Company believes will ultimately be developed into a scalable product.

        The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. The excess of purchase price over the fair value of net assets received was allocated to the acquired non-monetary assets. The following table summarizes the allocation of purchase price for the acquisition of Sanera (in thousands):

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

        Amortizable intangible assets consist of customer relationships, patents pending, an assembled workforce and developed technology. Customer relationships represent an existing contract that related primarily to an outstanding purchase order for future product, when and if available. During fiscal

2004, the Company identified the impairment of this customer relationships asset and reduced its fair value to zero (see discussion below). The Company had been amortizing the fair value of this asset on a straight-line basis over an estimated useful life of approximately three years. Developed technology represents next-generation intelligent switching platform technologies and consists of products that have reached technological feasibility. The Company is amortizing the developed technology on a straight-line basis over an estimated useful life of six years. Patents pending and the assembled workforce intangible assets are being amortized over lives of six and two years, respectively.

Consolidation of Facilities

        In conjunction with the acquisitions of Nishan and Sanera, management completed a facilities consolidation plan during the fourth quarter of 2003. In accordance with the provisions of EITF No. 95-3 "Recognition of Liabilities in Connection With a Purchase Business Combination," a liability of $1.2 million was recorded as part of purchase accounting to reflect the estimated obligation related to non-cancelable leases for both Nishan and Sanera through the expected cease-use date. The consolidation was completed in the third quarter of fiscal 2004.

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

	Year Ended January 31,	Year Ended December 31,
	2004	2002
	(In thousands, except per share data)
Revenue	$426,959	$344,106
Net loss	(110,500)	(93,183)
Basic net loss per share	(0.96)	(0.82)
Diluted net loss per share	(0.96)	(0.82)

Goodwill and Other Intangible Assets

        Changes in the carrying amounts of goodwill are as follows (in thousands):

Goodwill as of January 31, 2004, net	$78,787
Purchase price adjustment	(94)

Goodwill as of January 31, 2005, net	$78,693

        The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from one to six years. During fiscal 2004, the Company identified the impairment of a customer relationship asset (the termination of Sanera's prior Original Equipment Manufacturer's Agreement with Computer Network Technology Corporation) with a net carrying value of $1.0 million. This impairment was mostly offset by the indemnification by former shareholders of Sanera. A net impairment charge of $50,000 was recorded in general and administrative expenses during fiscal 2004. In connection with the cost improvement actions discussed in Note 4, the Company retired a $2.2 million intangible asset related to the initial purchase of the Toronto operations in 1997. The following table summarizes the components of gross and net intangible asset balances (in thousands):

	January 31, 2005			January 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$116,866	$31,595	$85,271	$116,769	$11,133	$105,636
Customer relationships	1,622	739	883	3,021	340	2,681
Other	3,813	2,375	1,438	5,993	2,997	2,996

Total intangible assets	$122,301	$34,709	$87,592	$125,783	$14,470	$111,313

        Expected annual amortization expense related to acquired intangible assets is as follows (in thousands):

Fiscal Years:
2005	$21,639
2006	19,494
2007	17,754
2008	17,418
2009	11,287

Total expected annual amortization expense	$87,592

        Amortization expense related to acquired intangible assets was $22.8 million, $9.4 million, $2.1 million, and $175,000 for fiscal 2004, 2003, 2002 and the month ended January 31, 2003, respectively.

NOTE 6 EQUITY INVESTMENT

        On August 22, 2003, the Company purchased 13.6 million shares of preferred stock of Aarohi Communications, Inc. (Aarohi) for $6 million cash. At January 31, 2004, this represented approximately 17.3% of the total outstanding shares of Aarohi. Aarohi is a privately owned provider of next-generation intelligent storage networking technology. As of the investment date, the purchase price paid by McDATA exceeded the Company's underlying proportionate equity in Aarohi's net assets by $3.6 million. Aarohi is a development stage company with minimal product revenue and a core ASIC technology that is in the final stages of development. The Company has concluded that the $3.6 million difference between the purchase price of the investment and the underlying share of equity in the net assets of Aarohi represents in-process research and development and, as such, expensed this amount during fiscal year 2003. In March 2005, the Company's ownership percentage fell to approximately 9.8% due to the increase in ownership of other Aarohi investors.

        In addition to the equity investment, the Company had entered into a non-exclusive supply arrangement with Aarohi to purchase their ASIC chip for inclusion in the Company's new product launches when, and if, Aarohi's product becomes generally available.

        Due to the minimal impact that our investment in Aarohi had on our financial statements during fiscal 2004, no financial information for Aarohi is presented for 2004. However, the fiscal 2003 summarized financial information for Aarohi is as follows (in thousands):

Year Ended December 31, 2003
Net sales	$126
Gross profit	48
Operating loss	(10,231)
Net loss	(9,908)
As of December 31, 2003
Current assets	$14,524
Noncurrent assets	1,581
Current liabilities	1,253
Noncurrent liabilities	2,020
Redeemable convertible preferred stock	34,249
Stockholders' deficit	(21,417)

        The Company has recorded its share of Aarohi's net loss of approximately $1.4 million and $984,000 for fiscal 2004 and 2003, respectively. Because the remaining net equity investment of Aarohi was reduced to zero during fiscal 2004, the Company will no longer recognize its share of Aarohi's net losses and will not provide for additional losses unless the Company commits to additional financial support for Aarohi, which the Company is not required to provide. If Aarohi subsequently reports net income, then the Company will resume recognizing its share of Aarohi's net income only after its share of net income equals the share of net losses not recognized.

NOTE 7 INVESTMENTS

        Short- and long-term investments consisted of the following available-for-sale securities at January 31, 2005 and January 31, 2004 (in thousands):

	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Values
Fiscal 2004
U.S. Government obligations	$136,933	$1	$989	$135,945
State and local government obligations	13,900	—	—	13,900
Corporate obligations	49,804	13	128	49,689
U.S. Treasury options	92	—	57	35
Marketable equity securities	31,201	23	204	31,020
Fixed income mutual funds	10,225	34	—	10,259

	$242,155	$71	$1,378	$240,848

Reported as:
Short-term investments				$145,259
Long-term investments				95,589

				$240,848

Fiscal 2003
U.S. Government obligations	$126,250	$418	$67	$126,601
State and local government obligations	48,459	18	—	48,477
Corporate obligations	44,788	145	4	44,929
U.S. Treasury options	66	—	34	32
Marketable equity securities	31,109	—	64	31,045
Fixed income mutual funds	10,246	—	107	10,139

	$260,918	$581	$276	$261,223

Reported as:
Short-term investments				$157,740
Long-term investments				103,483

				$261,223

        Amortized cost is determined based on specific identification. As of January 31, 2005 and January 31, 2004, net unrealized holding losses of $1.3 million and net unrealized holding gains of $403,000, respectively, were included in accumulated other comprehensive income in the accompanying condensed consolidated balance sheets. For the fiscal year ended January 31, 2004, approximately $98,000 of unrealized losses related to hedged securities were included in investment income. These unrealized losses represent the net ineffectiveness of a fair-value hedge comprised of certain marketable equity securities and put options on U.S. Treasury futures. At January 31, 2005 and January 31, 2004, the Company held approximately $35,000 and $32,000 of purchase put options for U.S. Treasury futures, respectively. These investments were purchased to hedge the interest rate risk related to a portfolio of preferred equity securities, included in marketable equity securities above, with a market value of approximately $20.9 million and $8.2 million at January 31, 2005 and January 31, 2004, respectively.

        The following table presents the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at January 31, 2005 and January 31, 2004.

	Less Than 12 Months		More Than 12 Months
						Total Unrealized Holding Losses
	Fair Value	Unrealized Holding Losses	Fair Value	Unrealized Holding Losses	Total Fair Value
Fiscal 2004
U.S. Government obligations	$132,246	$989	$—	$—	$132,246	$989
Corporate obligations	29,039	109	2,049	19	31,088	128
U.S. Treasury options	35	57	—	—	35	57
Marketable equity securities	$13,587	$204	$—	$—	$13,587	$204
Fiscal 2003
U.S. Government obligations	$23,434	$67	$—	$—	$23,434	$67
Corporate obligations	2,159	4	—	—	2,159	4
U.S. Treasury options	32	34	—	—	32	34
Marketable equity securities	8,245	64	—	—	8,245	64
Fixed income mutual funds	$10,139	$107	$—	$—	$10,139	$107

        As of January 31, 2005 the Company's unrealized losses related to the following:

        U.S. Government obligations—The unrealized losses on the Company's investments in U.S. Government obligations result from an increase in interest rates and are not related to credit quality. The unrealized losses are deemed to be not other-than-temporary because the Company has the ability and intent to hold these investments until a recovery of fair value occurs which may be upon maturity. The Company holds 55 U.S. government obligations in an unrealized loss position as of January 31, 2005.

        Corporate obligations—The majority of the Company's investments in corporate obligations are in corporate obligations of industrial, financial and consumer type entities. The unrealized losses on corporate obligations result from changes in interest rates and are not related to credit quality. The unrealized losses are deemed to be not other-than-temporary because the Company has the ability and intent to hold the investments until a recovery of fair value occurs which may be upon maturity. The Company holds 66 corporate obligations in an unrealized loss position as of fiscal 2004 year end.

        U.S. Treasury options—The Company's investment in U.S. Treasury options are in put options on U.S. Treasury futures. The unrealized losses on the Company's investments in U.S. Treasury options result from an increase in interest rates and are not related to credit quality. The unrealized losses are deemed to be not other-than-temporary because the Company has the ability and intent to hold these investments until a recovery of fair value occurs which may be upon maturity. The Company holds 3 U.S. treasury options in an unrealized loss position as of January 31, 2005.

        Marketable equity securities—The majority of the Company's investments in marketable equity securities are in preferred stock of utility entities. The unrealized losses on these marketable equity securities result from changes in interest rates and are not related to credit quality. The unrealized losses are deemed to be not other-than-temporary because the Company has the ability and intent to hold the investments until a recovery of fair value occurs which may be upon maturity. The Company holds 25 marketable equity securities in an unrealized loss position as of fiscal 2004 year end.

        Realized gains and losses on sales of securities are recorded as interest and other income as follows (in thousands):

	Years Ended January 31,		Year Ended December 31,	Month Ended January 31,
	2005	2004	2002	2003
Realized gains	$741	$863	$3	$—
Realized losses	(1,350)	(834)	(343)	(6)

Net realized gains (losses)	$(609)	$29	$(340)	$(6)

        The amortized cost and estimated fair value of debt securities held at January 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of securities may have the right to repay obligations without prepayment penalties. Certain instruments, although possessing a contractual maturity greater than a year, are classified as short-term investments based on methods of trade and availability for current operations.

	Amortized Cost	Fair Values
Less than one year	$105,312	$104,789
Greater than one year through five years	61,515	61,080
Greater than five years through ten years	98	98
Greater than ten years	23,412	23,410

	$190,337	$189,377

        In fiscal year 2003, the Company began a securities lending program whereby certain Company securities from the portfolio are loaned to other institutions for short periods of time. The market value of the loaned securities is monitored on a daily basis, with additional collateral obtained or refunded as the market value of the loaned securities changes. The Company's policy is to require initial cash collateral equal to 102 percent of the fair value of the loaned securities. Securities lending collateral is recorded separately as a current asset and corresponding current liability. The Company maintains ownership of the securities loaned, and continues to earn income on them. The Company shares a portion of the interest earned on the collateral with Wells Fargo Bank Minnesota, N.A. (the Lending Agent). In addition, the Company has the ability to sell the securities while they are on loan. The Company has an indemnification agreement with the lending agents in the event a borrower becomes insolvent or fails to return securities. At January 31, 2005 and 2004, the amount of securities on loan equaled $128.2 million and $124.5 million, respectively.

        Financial instruments that potentially subject the Company to concentrations of credit risk are cash equivalents, short- and long-term investments and accounts receivable. The Company maintains cash and cash equivalents and short- and long-term investments with various financial institutions. These financial institutions are geographically dispersed and Company policy restricts investments and limits the amount invested with any single financial institution. The Company has not sustained material credit losses from instruments held at financial institutions.

NOTE 8 CONVERTIBLE SUBORDINATED DEBT

        On February 7, 2003, the Company sold $172.5 million of 2.25% convertible subordinated notes (Notes) due February 15, 2010, raising net proceeds of approximately $167 million. The Notes are convertible into Class A common stock at a conversion rate of 93.3986 shares per $1,000 principal amount of notes (aggregate of approximately 16.1 million shares) at any time prior to February 15, 2010, subject to adjustments. In addition, holders of the Notes may require the Company to purchase all or a portion of the Notes upon a change in control of the Company. Upon a conversion, the Company may choose to deliver, in lieu of shares of Class A common stock, cash or a combination of cash and Class A common stock. The Notes do not contain any restrictive covenants. The Notes are not listed on any securities exchange or included in any automated quotation system; however, the notes are eligible for trading on the PortalSM Market. On January 31, 2005, the approximate bid price of our notes was $87.0 and the approximate ask price of our notes was $87.5, resulting in an aggregate fair value of between $150.0 million and $150.9 million. Our Class A common stock is quoted on the NASDAQ National Market under the symbol, "MCDTA."

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

        In July 2003, the Company entered into an interest rate swap agreement with a notional amount of $155.3 million that has the economic effect of modifying that dollar portion of the fixed interest obligations associated with the Notes so that the interest payable effectively becomes variable based on the six month London Interbank Offered Rate (LIBOR) minus 152 basis points. The reset dates of the swap are February 15 and August 15 of each year until maturity on February 15, 2010. At January 31, 2005, the six-month LIBOR setting for the swap was 1.92%, creating a rate of approximately 0.4%, which was effective until February 15, 2005. On February 15, 2005, the six-month LIBOR setting was reset to 3.01%, resulting in a rate of approximately 1.49%, which is effective until August 15, 2005. The swap was designated as a fair value hedge and, as such, the gain or loss on the swap, as well as the fully offsetting gain or loss on the Notes attributable to the hedged risk, were recognized in earnings. At January 31, 2005, the fair value of the interest rate swap had decreased from inception to $2.0 million and is included in long-term liabilities. Corresponding to this change, the carrying value of the Notes has decreased by $2.0 million. As part of the agreement, the Company is also required to post collateral based on changes in the fair value of the interest rate swap. This collateral, in the form of restricted cash, approximated $5.0 million at January 31, 2005.

NOTE 9 STOCKHOLDERS' EQUITY

        The Company has both Class A and Class B common stock. Holders of Class A and Class B common stock have voting rights equal to one vote and one-tenth vote, respectively, for each share held. Holders of Class A and Class B common stock share equal rights as to dividends. No dividends attributable to common stock were declared or paid during 2004, 2003, 2002 or the month ended January 31, 2003.

        The Board of Directors is authorized to issue preferred stock with voting, conversion and other rights and preferences that may differ from the Class A and Class B common stock. At January 31, 2005, there is no outstanding preferred stock.

Stock Repurchase Plan

        The Company's Board of Directors has authorized a plan for the Company to repurchase its common stock (Class A, Class B or a combination thereof). During the third quarter of fiscal 2004, the Board of Directors renewed the plan and reauthorized the repurchase of up to $50 million of its common shares. This repurchase plan expires on September 1, 2005 and allows the Company to repurchase shares on the open market, in negotiated transactions off the market, or pursuant to a 10b5-1 plan adopted by the Company. The Company adopted a 10b5-1 plan in September 2004, which allows the Company to repurchase its shares during a period in which the Company is in possession of material non-public information, provided the Company communicates share repurchase instructions to the broker at a time when the Company was not in possession of such material non-public information. During fiscal 2004, the Company purchased approximately 2 million shares of Class B common stock for $10.3 million. Since inception of the plan in May 2003, approximately 3.0 million shares (approximately 679,000 shares of Class A and approximately 2.3 million shares of Class B) have been repurchased with a total cost of $19.0 million.

Warrants to Purchase Stock

        In September 2004, the Company entered into an OEM agreement with IBM. In connection with this agreement, the Company granted IBM five-year warrants for the purchase of up to 350,000 shares of McDATA's Class B common stock. The warrants are structured into three substantially equal tranches at exercise prices of $4.700, $5.052 and $5.405 per share. The warrants contain customary terms and conditions, including piggyback SEC registration rights and anti-dilution protections in favor of IBM, and are fully exercisable. The warrants have been valued at approximately $1.0 million using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 3.29%, volatility of 80%, dividend rate of 0% and an expected life of five years. The warrants are recorded as an other asset related to the OEM contract and are amortized ratably over the 60-month term of the OEM contract as a reduction to revenue.

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

Stock Options

        The Company maintains a stock option and restricted stock plan known as the 2001 McDATA Equity Incentive Plan (the 2001 Plan) which provides for the grant of Class B stock options, restricted stock and other stock based awards to directors, officers, other employees, and consultants as determined by the compensation committee of the Board of Directors. A maximum of 30,000,000 shares of common stock were issuable under the terms of the 2001 Plan as of January 31, 2005, of which no more than 3,000,000 shares may be issued as restricted stock or other stock based awards. On August 27, 2003, the Company's stockholders approved the addition of 6,000,000 shares to the 2001 Plan (included in the maximum amount noted above).

        In August 2003 and in connection with the acquisitions of Nishan and Sanera, the Company adopted the 2003 McDATA Acquisition Equity Incentive Plan (the 2003 Plan). The 2003 Plan is a limited purpose plan that allows for the issuance of inducement grants of restricted and unrestricted Class B common stock to new employees in connection with a merger or acquisition of a company or business by McDATA. Stock awards may only be granted to new employees resulting from a merger or acquisition by the Company. A maximum of 3.0 million shares of common stock are issuable under the terms of the 2003 Plan. Approximately 1.3 million restricted stock shares were issued under this 2003 Plan in connection with the acquisitions discussed in Note 5.

        In May 2004, the Board of Directors approved the Company's 2004 Inducement Equity Grant Plan (the 2004 Plan). The 2004 Plan provides for the issuance of non-qualified options, stock bonus awards, stock purchase awards, stock appreciation rights, stock unit awards and other stock awards for newly hired employees of the Company. A maximum of 3.0 million shares are issuable under the 2004 Plan. As of January 31, 2005, there were approximately 6.7 million shares of common stock available for future grants under the 2001 Plan, 2003 Plan and the 2004 Plan.

        All stock option grants under the plans since August 2000 have been granted at an exercise price equal to the fair market value of the Company's stock. Prior to 2001, in connection with the grant of certain stock options to employees, the Company recorded deferred stock-based compensation, net of forfeitures, of $36,110,000, representing the difference between the exercise price and the deemed fair market value of the Company's common stock on the dates these stock options were granted. Deferred compensation related to these grants is included as a reduction of stockholders' equity and is being amortized on a straight-line basis over the vesting periods of the related options, which is generally four years. These grants were fully amortized in fiscal 2004. During 2004, 2003, 2002, and the month ended January 31, 2003, the Company recorded amortization expense related to these grants of approximately $336,000, $4.3 million, $7.2 million and $572,000, respectively (of which $34,000, $377,000, $584,000 and $44,000 is included in the cost of revenue for 2004, 2003, 2002, and the month ended January 31, 2003, respectively).

        The following summarizes stock option transactions for the period from January 1, 2002 to January 31, 2005 (shares in thousands):

	Years Ended January 31,				Year Ended December 31,		Month Ended January 31,
	2005		2004		2002		2003
Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	13,648	$11.38	12,324	$11.43	10,672	$11.32	11,654	$11.56
Granted	8,078	5.22	3,683	10.47	3,296	11.44	1,073	8.24
Exercised	(1,409)	1.33	(805)	2.75	(1,234)	1.97	(238)	2.45
Forfeited or expired	(3,422)	12.17	(1,554)	14.17	(1,080)	19.89	(165)	12.41

Outstanding end of period	16,895	$9.11	13,648	$11.38	11,654	$11.56	12,324	$11.43

Exercisable at end of period	6,457	$12.58	6,602	$10.76	5,194	$8.17	5,061	$8.95
Weighted-average fair value of options granted with an exercise price equal to fair market value		$5.51		$6.84		$7.52		$5.39

        The status of total stock options outstanding and exercisable at January 31, 2005 was as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.00—$9.99	11,798	8.2	$5.55	3,032	$4.80
$10.00—$19.99	4,018	7.1	12.50	2,484	12.92
$20.00—$29.99	794	6.2	26.30	672	26.53
$30.00—$39.99	62	6.2	35.23	47	35.25
$40.00—$49.99	36	5.9	45.32	36	45.32
$50.00—$59.99	6	6.0	53.82	5	53.57
$60.00—$69.99	43	5.9	63.57	43	63.57
$70.00—$79.99	132	5.8	75.68	132	75.68
$80.00—$93.36	6	5.6	93.36	6	93.36

	16,895	7.8	$9.11	6,457	$12.58

Restricted Stock

        Restricted stock issued under the plans are recorded at fair market value on the date of the grant and generally vest over a one to four year period. Vesting for some grants may be accelerated if certain performance criteria are achieved. Compensation expense is recognized over the applicable vesting period. During the years ended January 31, 2004, December 31, 2002, and the month ended January 31, 2003 the Company issued approximately 1,532,000, 182,000 and 107,000 of restricted shares, respectively, having an aggregate fair market value of $17,357,000, $1,867,000 and $747,000, respectively. Compensation expense recognized for restricted shares in 2004, 2003 and 2002 and the month ended January 31, 2003 was $5,366,000, $8,429,000, $1,663,000 and $53,000, respectively.

Employee Stock Purchase Plan

        On August 1, 2002, the Board of Directors approved the 2002 Employee Stock Purchase Plan (the Purchase Plan). The Purchase Plan allows eligible employees an opportunity to purchase an aggregate of 1,200,000 shares of the Company's Class B common stock at a price per share equal to 85% of the lesser of the fair market value of the Company's common stock at the beginning or the end of each six-month purchase period. Under the terms of the Purchase Plan, no participant may acquire more than more than $25,000 in aggregate fair market value of common stock during any one-year calendar period. As of January 31, 2005 all 1,200,000 shares had been issued under the plan and as of January 31, 2004, 521,000 shares had been issued.

NOTE 10 OTHER COMPREHENSIVE INCOME

        Other comprehensive income consisted solely of unrealized gains (losses) on investments. The changes in the components of other comprehensive income, net of taxes, were as follows (in thousands):

	Years Ended January 31,		Year Ended December 31,	Month Ended January 31,
	2005	2004	2002	2003
Change in net unrealized losses on investments, net of related income tax expense (benefit) of $0, $(401), $(94), and $(42), respectively	$(1,903)	$(227)	$(189)	$(66)
Reclassification adjustment for net realized (gains) losses included in net income, net of related income tax (expense) benefit of $0, $(52), $282 and $2, respectively	247	(81)	442	4

	$(1,656)	$(308)	$253	$(62)

NOTE 11 EMPLOYEE BENEFIT PLANS

Defined Contribution Plan

        The Company has a defined contribution plan (the McDATA Retirement Savings Plan) that covers eligible employees. The Company matches 50% of an employee's contribution up to 6% of annual eligible compensation, subject to restrictions of such plans. Such Company contributions are made in cash, and amounted to approximately $2.5 million, $2.0 million and $1.8 million in 2004, 2003 and 2002, respectively. Contributions for the month ended January 31, 2003 totaled $313,000.

Incentive Bonus Plans

        The Company has various employee bonus plans. The Executive Performance Incentive Bonus (EPIB), Performance Incentive Bonus (PIB) and success share plans provide cash funding based upon corporate performance, creating a pool that is allocated based upon individual and corporate performance. The board of directors review and approve these plans and measurements annually. Compensation charges related to these plans were approximately $6.0 million, $3.0 million and $3.0 million for 2004, 2003, and 2002, respectively. Compensation charges for the month ended January 31, 2003 were immaterial.

NOTE 12 INCOME TAXES

        Income (loss) before income taxes from domestic and foreign operations consisted of the following:

	Years Ended January 31,		Year Ended December 31,	Month Ended January 31,
	2005	2004	2002	2003
Domestic	$(21,675)	$(5,526)	$(16,620)	$(5,445)
Foreign	2,545	1,789	1,104	122

	$(19,130)	$(3,737)	$(15,516)	$(5,323)

        Income tax expense (benefit) consisted of the following:

	Years Ended January 31,		Year Ended December 31,	Month Ended January 31,
	2005	2004	2002	2003
Current:
Federal	$(701)	$(974)	$3,190	$—
State	118	(39)	442	—
Foreign	945	610	185	—

	362	(403)	3,817	—
Deferred:
Federal	—	34,943	(8,328)	(1,716)
State	—	3,872	(1,018)	(147)

	—	38,815	(9,346)	(1,863)

Total expense (benefit)	$362	$38,412	$(5,529)	$(1,863)

        The total income tax expense (benefit) differs from the amount computed using the federal income tax rate of 35% for the following reasons:

	Years Ended January 31,		Year Ended December 31,	Month Ended January 31,
	2005	2004	2002	2003
Federal income tax expense (benefit) at statutory rate	$(6,695)	$(1,308)	$(5,430)	$(1,863)
Research and development credit	(7,483)	(1,400)	(1,970)	(100)
State taxes, net of federal benefit	(427)	(131)	(373)	(147)
Foreign taxes	123	126	185	33
Convertible debt discount	(2,238)	(2,028)	—	—
Stock-based compensation	1,596	1,083	2,958	267
Write-off of acquired in-process R&D	—	1,273	—	—
Benefit from export sales	(2,110)	(158)	(247)	(13)
Exempt investment income	(287)	(140)	(872)	(53)
Increase in valuation allowance	17,717	41,332	—	—
Other	166	(237)	220	13

Income tax expense (benefit)	$362	$38,412	$(5,529)	$(1,863)

        Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets (other than goodwill) and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of each type of temporary difference that give rise to significant portions of the net deferred tax assets are as follows:

	Years Ended January 31,
	2005	2004
Current deferred tax assets (liabilities):
Inventory reserves and costs	$6,708	$6,931
Revenue recognition	7,584	8,743
Net operating loss carry forward	—	12,323
Warranty reserves	2,135	1,727
Reserves related to employee benefits	2,077	2,140
Stock-based compensation	1,103	1,253
Restructuring reserves	—	855
Other	279	(149)

	19,886	33,823
Non-current deferred tax assets (liabilities):
Capitalized research expenditures	35,211	40,999
Capitalized acquired intangible assets	(32,126)	(40,381)
Tax credit carry forward	28,089	16,796
Revenue recognition	6,299	8,005

Stock compensation	1,344	1,476
Difference between book and tax depreciation	3,955	4,994
Capitalized software, net of amortization	(8,624)	(2,966)
Foreign earnings	(2,346)	(1,374)
Net operating loss carry forward	43,048	15,769
Other	668	229

	75,518	43,547

	95,404	77,370
Valuation allowance	(95,404)	(77,370)

Total deferred tax asset, net	$—	$—

        As of January 31, 2005, the Company has U.S. federal net operating loss and credit carry-forwards of approximately $110 million and $15 million respectively. If not used, these carry-forwards will expire between the years 2019 and 2025. The utilization of a portion of the Company's federal net operating loss and credit carry-forwards is subject to an annual limitation under Internal Revenue Code Section 382. The carry-forwards subject to this limitation were accumulated in the tax returns of Nishan Systems and Sanera Systems for tax periods prior to the date those companies were acquired by McDATA. The Company also has state net operating loss and credit carry-forwards of approximately $115 million and $9 million respectively. If not used, the state net operating loss carry-forwards will expire between the years 2009 and 2025. The state tax credit carry-forwards do not expire.

        In the third quarter of our 2003 fiscal year, we established a valuation allowance against the entire balance of our net deferred tax asset. The amount of the valuation allowance as of the end of fiscal 2003 was $77.4 million, resulting from a non-cash charge of $38.8 million with respect to deferred tax assets accumulated in prior years, $35.1 million recorded through purchase price accounting with respect to acquired deferred tax assets relating to Nishan Systems and Sanera Systems, and $3.5 million with respect to additional deferred tax assets arising in fiscal 2003. The portion of the valuation allowance relating to the acquired deferred tax assets resulted in a corresponding increase in goodwill. During 2004, as a result of filing the 2003 short period returns and performing further analysis of elections made on prior returns filed by Nishan Systems and Sanera Systems, there was a net decrease of $3.6 million to the deferred tax asset created out of the acquisitions of Nishan Systems and Sanera Systems. For the years ended January 31, 2005, we recorded an increase in the valuation allowance of $18.0 million with respect to the net increase in deferred tax assets during the year.

        The need for a valuation allowance is determined in accordance with the provisions of SFAS No. 109, which requires an assessment of all available negative and positive evidence, including past operating results, the existence of cumulative losses in the most recent fiscal years and forecasts of future taxable income. Significant management judgment is required in determining the need to establish or maintain a valuation allowance. SFAS No. 109 requires that greater weight be given to previous cumulative losses than the outlook for future profitability when determining whether it is more likely than not that the benefits of a recorded deferred tax asset will be realized. To the extent future realization of the benefits of a deferred tax asset is unlikely, a valuation allowance is recorded. We re-evaluated the need for the valuation allowance during fiscal 2004 and concluded that a valuation allowance is still required with respect to our entire net deferred tax asset.

        The Company is subject to audit by federal, state and foreign tax authorities. These audits may result in additional tax liabilities. The Company accounts for such contingent liabilities in accordance with SFAS No. 5, "Accounting for Contingencies", and believes that it has appropriately provided for taxes for all years. At January 31, 2005 and 2004, current liabilities included reserves of $3.9 million and $3.8 million, respectively, associated with a variety of tax matters in various domestic and foreign jurisdictions. Several factors drive the calculation of the tax reserves including (i) the expiration of statutes of limitations, (ii) changes in tax law and regulations, and (iii) settlements with tax authorities. Changes in any of these factors may result in adjustments to these reserves which could impact our reported financial results.

        In March 2004, the Company was notified that the IRS would be commencing an audit of our 2000 and 2001 income tax returns. The audit was mandated by Joint Committee Review procedures because the Company had filed a refund claim for the carry back of a net operating loss from 2001 to 2000. In our initial discussions with the IRS, we agreed to add the 2002 tax return to the returns under audit because the company also filed a refund claim for the carry back of a net operating loss from 2002 to 2000. The IRS completed its audit of the three returns in the fall of 2004 and submitted its conclusions to the Joint Committee on Taxation for review. The IRS proposed few adjustments to the returns. These adjustments resulted in a nominal impact to the Company. On February 25, 2005 the Company received a letter from the Joint Committee Reviewer stating that the IRS' conclusions had been accepted.

        Prior to the initial public offering on August 9, 2000, the Company was included in a consolidated Federal income tax return with EMC. As a result, the Company is no longer eligible to be included in EMC's consolidated tax returns and has consequently filed separate income tax returns for the subsequent tax periods. Under the terms of a tax sharing agreement between the Company and EMC, the Company is obligated to indemnify EMC for any taxes arising out of the failure of the Distribution to be tax free if that failure results from, among other things, (i) any act or omission by the Company that would cause such Distribution to fail to qualify as a tax free distribution under the Internal Revenue Code of 1986, as amended; (ii) any act or omission by the Company that is inconsistent with any representation made to the Internal Revenue Service in connection with the request for a private letter ruling regarding the tax-free nature of the Distribution; (iii) any acquisition by a third party of the Company's stock or assets; or (iv) any issuance by the Company of stock or any change in ownership of the Company's stock. If the distribution of the Company's Class A common stock fails to qualify as a tax-free distribution, EMC would incur tax liability as if the Company's Class A common stock that was distributed by EMC had been sold by EMC for its fair market value in a taxable transaction. In the event that the Company is required to indemnify EMC because the distribution of the Company's Class A common stock fails to qualify as a tax-free distribution, the Company's liability could exceed 35% of the value of the Company's Class A common stock distributed by EMC as determined on the date of the distribution.

        Although the Company is no longer a member of EMC's consolidated tax group, the tax sharing agreement between the Company and EMC continues to apply to the Company. If a taxing authority effects a change to the EMC consolidated return, the Company is required to reimburse EMC for the tax of any Company-related unfavorable adjustment. Conversely, the Company is entitled to any refund for any Company-related favorable adjustment.

        The American Jobs Creation Act of 2004 ("the Act") was signed into law on October 22, 2004. The Act introduced a special one-time 85% dividends received deduction for certain repatriated foreign earnings, available only in 2004 or 2005. Due to the specific requirements of this provision, it does not appear that the Company will be able to directly take advantage of this benefit.

        The Act also provided for the repeal of the extraterritorial income ("ETI") exclusion. The ETI tax rules are being phased out through reduced benefits in 2005 and 2006, with full repeal effective in 2007. A new tax deduction for qualified domestic production activities is being phased in between 2005 and 2009, becoming fully effective in 2010. Neither of these changes to US tax law is expected to have a significant impact on our effective tax rate or US tax liabilities because of our loss position in the US and the resulting recording and maintaining of valuation allowances against our deferred tax assets, which includes net operating loss carry-forwards.

        We will continue to monitor guidance issued by the IRS on these and other provisions of the Act to ensure that the Company is applying the changes correctly and recording the tax effects accurately.

NOTE 13 COMMITMENTS AND CONTINGENCIES

Operating and Capital Leases

        The Company had various operating and capital leases in effect at January 31, 2005 for certain buildings, office space and machinery and equipment. Future minimum lease payments under non-cancelable capital and operating leases with terms of one year or more are as follows at January 31, 2005 (in thousands):

	Capital Leases	Operating Leases
2005	$801	$12,683
2006	237	6,698
2007	24	3,868
2008	—	3,525
2009	—	2,969
Thereafter	—	24,221

Total minimum lease payments	1,062	$53,964

Less portion representing interest	52

	1,010
Less: current portion	758

	$252

        Operating rent expense in 2004, 2003, 2002 and the month ended January 31, 2003 totaled approximately $10.9 million, $10.4 million, $8.9 million, and $771,000, respectively.

        As part of the Company's move to the new office and engineering building in 2002, the Company performed a review of its real estate facility requirements and identified excess leased facility space, which was offered for sublease. Based upon the results of this analysis, the Company recorded a charge of $83,000 which is included in selling and marketing expense related to facility lease losses for the year ended December 31, 2002. In determining the anticipated lease losses, various assumptions were made, including, the time period over which the excess space will be under contract; expected sublease terms; and expected sublease rates and anticipated recoveries from sublease income. The new office and engineering building was completed in July 2002. Lease charges of $589,000, $341,000 and $57,000 were recorded against the loss accrual during the years ended January 31, 2004 and December 31, 2002 and the month ended January 31, 2003, respectively. As of January 31, 2004, there was no remaining balance of this accrual.

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

Manufacturing and Purchase Commitments

        The Company has contracted with Sanmina SCI Systems, Inc. (SSCI) and Solectron Corporation (Solectron) (collectively, Contract Manufacturers) for the manufacture of printed circuit boards and box build assembly and configuration for specific multi-protocol directors and switches. The agreements require the Company to submit purchasing forecasts and place orders sixty calendar days in advance of delivery. At January 31, 2005 and January 31, 2004, the Company's commitment with the Contract Manufacturers for purchases over the next sixty days totaled $36.1 million and $48.1, respectively. The Company may be liable for materials that the Contract Manufacturers purchase on McDATA's behalf if the Company's actual requirements do not meet or exceed its forecasts and those materials cannot be redirected to other uses. At January 31, 2005 and January 31, 2004, the Company had recorded obligations of approximately $5.9 million and $7.8 million, respectively, (See Note 3) primarily related to materials purchased by the Contract Manufacturers for certain end-of-life and obsolete material.

Management does not expect the remaining commitments under these agreements to have a material adverse effect on the Company's business, results of operations, financial position or cash flows.

        During the fourth quarter of fiscal 2004, the Company received formal notification from SSCI of its intention to terminate and renegotiate its Manufacturing and Purchasing Agreement with McDATA on March 1, 2005. Subsequently and to further extend the negotiation period, SSCI extended this Manufacturing and Purchasing Agreement until April 15, 2005. The Company and SSCI are in discussions regarding a potential renewal of the contract and we believe a new agreement will be signed before this date. Although unlikely, should the contract with SSCI not be renewed, the Company would be required to shift the manufacturing of product to another contract manufacturer. Such a transition may adversely affect our ability to deliver products to our OEM's, distributors and resellers.

        The Company has various other commitments for sales and purchases in the ordinary course of business. In the aggregate, such commitments do not differ significantly from current market prices or anticipated usage requirements.

Litigation

Class Action Laddering Lawsuits

        The Company, Mr. John F. McDonnell, the former Chairman of the board of directors, Mrs. Dee J. Perry, a former officer and Mr. Thomas O. McGimpsey a current officer were named as defendants in purported securities class-action lawsuits filed in the United States District Court, Southern District of New York. The first of these lawsuits, filed on July 20, 2001, is captioned Gutner v. McDATA Corporation, Credit Suisse First Boston (CSFB), Merrill Lynch, Pierce Fenner & Smith Incorporated, Bear, Stearns & Co., Inc., FleetBoston Robertson Stephens et al., No. 01 CIV. 6627. Three other similar suits were filed against the Company and the individuals. The complaints are substantially identical to numerous other complaints filed against other companies that went public in 1999 and 2000. These lawsuits generally allege, among other things, that the registration statements and prospectus filed with the SEC by such companies were materially false and misleading because they failed to disclose (a) that certain underwriters had allegedly solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of shares in connection with the initial public offerings, or IPOs, and (b) that certain of the underwriters had allegedly entered into agreements with customers whereby the underwriters agreed to allocate IPO shares in exchange for which the customers agreed to purchase additional company shares in the aftermarket at pre-determined prices. The complaints allege claims against the Company, the named individuals, and CSFB, the lead underwriter of the Company's August 9, 2000 initial public offering, under Sections 11 and 15 of the Securities Act. The complaints also allege claims solely against CSFB and the other underwriter defendants under Section 12(a)(2) of the Securities Act, and claims against the individual defendants under Section 10(b) of the Securities Exchange Act. Although management believes that all of the lawsuits are without legal merit and they intend to defend against them vigorously, there is no assurance that the Company will prevail.

        In September 2002, plaintiffs' counsel in the above-mentioned lawsuits offered to individual defendants of many of the public companies being sued, including the Company, the opportunity to enter into a Reservation of Rights and Tolling Agreement that would dismiss without prejudice and without costs all claims against such persons if the company itself had entity coverage insurance. This agreement was signed by Mr. John F. McDonnell, the former Company Chairman, Mrs. Dee J. Perry, the former chief financial officer, and Mr. Thomas O. McGimpsey, the current General Counsel and Vice President of Business Development and the plaintiffs' executive committee. Under the Reservation of Rights and Tolling Agreement, the plaintiffs dismissed the claims against such individuals.

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

Nishan Acquisition Related Lawsuit

        In connection with the Company's acquisition of Nishan, the Company was named along with Nishan, various investors of Nishan, CSFB and certain former board members and officers of Nishan in a lawsuit brought by Aamer Latif, a former board member and ex-CEO of Nishan, in the Superior Court of California, County of Santa Clara on September 11, 2003 (as amended on October 10, 2003 and March 24, 2004) entitled Aamer Latif v. Nishan Systems, Inc. et al (103 CV 004 939). The Complaint makes various allegations against the other defendants such as fraud, directors' breach of the duty of care, shareholders' breach of fiduciary duty, unjust enrichment, and conspiracy to commit unjust enrichment. The allegations made against the Company are vote buying, unjust enrichment, and conspiracy to commit unjust enrichment. The allegation made against Nishan is breach of Section 1602 of the California Corporations Code (a provision dealing with books and records inspection). The complaint primarily sought compensatory damages of approximately $11.5 million and other relief. The defendants have agreed that lawsuit expenses are covered by indemnification under the merger agreement from the selling shareholders of Nishan. In January 2005, the plaintiff and the defendants participated in mediation and reached a full settlement on all claims. After payment of all indemnifiable legal and settlement costs out of the transaction's escrow, all remaining escrowed amounts have been disbursed to the former shareholders of Nishan.

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

NOTE 14 RELATED PARTIES

        In June 2004, the Company entered into a Software OEM Agreement (OEM Agreement) with Crosswalk, Inc. (Crosswalk). John F. McDonnell, a Class B shareholder of the Company and its former Chairman is the founder and sole director of Crosswalk. Pursuant to the OEM Agreement, the Company granted Crosswalk a license to develop and integrate the Company's SANavigator software into Crosswalk's software platform, create certain enhancements for use with such integrated software product, and re-brand such integrated software product with Crosswalk's trademarks. The Company also granted Crosswalk a limited license to distribute the integrated software product furnished by the Company. The Company has deferred a $250,000 license fee and is recognizing license fee revenue over the license period of twelve months. Since entering into the agreement, the Company has recorded approximately $82,000 of revenue. Upon release and distribution of the Crosswalk proprietary software, software royalties will be recognized in accordance with the terms of the OEM Agreement and the Company's revenue recognition policies.

        As of October 31, 2004, Mr. McDonnell was no longer a significant holder of the Company's common stock and, therefore, is no longer considered a related party.

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

        For the year ended January 31, 2005, the Company had two customers who each contributed greater than 10% of the Company's total revenues. The company had three customers who each contributed greater than 10% of the company's total revenues for fiscal 2003. For the fiscal year ended

December 31, 2002 and the one-month ended January 31, 2003, the Company had two customers who each contributed greater than 10% of the Company's total revenues as follows:

	Years Ended January 31,		Year Ended December 31,	Month Ended January 31,
	2005	2004	2002	2003
EMC	47%	56%	54%	54%
IBM(1)	29%	21%	25%	21%
HDS	<10%	10%	<10%	<10%

(1)
Includes approximately $15.3 million in ESCON revenue, or 4% of total revenue, for ESCON product revenue related to sales made from July 1 through January 31, 2005.

        At January 31, 2005 and January 31, 2004, 71% and 73% of accounts receivable were concentrated with our two largest customers, EMC and IBM. The Company performs ongoing evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The level of sales to any single customer may vary and the loss of any one of these customers, or a decrease in the level of sales to any one of these customers, could have a material impact on the Company's financial condition or results of operations

        The Company's operations are conducted in the United States with sales support offices throughout the European Community and Asia Pacific, none of which are individually significant to the Company's overall operations. The Company has not incurred any foreign currency translation adjustments as all of its sales are settled in U.S. dollars.

        Certain information related to the Company's operations by geographic area is presented below. The Company's revenues are attributed to the geographic areas according to the location of the customers. Long-lived assets include property and equipment and other non-current assets.

	Net Sales	Long-Lived Assets
Fiscal 2004
United States	$249,592	$124,828
Foreign countries	150,068	981

Total	$399,660	$125,809

Fiscal 2003
United States	$282,503	$115,450
Foreign countries	136,357	1,994

Total	$418,860	$117,444

Fiscal 2002
United States	$207,015	$111,479
Foreign countries	121,264	1,287

Total	$328,279	$112,766

Month Ended January 31, 2003
United States	$12,582	—
Foreign countries	4,463

Total	$17,045

NOTE 16 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following summarizes selected financial information for each of the two years in the period ended January 31, 2005:

	Q1	Q2	Q3(4)	Q4(4)	Total
	(In thousands, except per share data)
2004
Total revenue	$97,229	$98,221	$98,525	$105,685	$399,660
Gross profit	54,742	54,844	54,821	59,092	223,499
Net loss	(9,844)	(5,425)	(5,523)	(80)	(20,872)
Basic net loss per share(5)	$(0.09)	$(0.05)	$(0.05)	$(0.00)	$(0.18)
Diluted net loss per share(5)	$(0.09)	$(0.05)	$(0.05)	$(0.00)	$(0.18)
2003(1)
Total revenue(2)	$103,179	$107,014	$94,659	$114,008	$418,860
Gross profit	58,591	63,307	54,647	64,986	241,531
Net income (loss)(3)	5,312	9,133	(50,048)	(7,530)	(43,133)
Basic net income (loss) per share	$0.05	$0.08	$(0.44)	$(0.07)	$(0.38)
Diluted net income (loss) per share	$0.05	$0.08	$(0.44)	$(0.07)	$(0.38)

(1)
On January 15, 2003, we changed our fiscal year end to January 31, rather than December 31.

(2)
Revenues for the quarter ended October 31, 2003, were significantly impacted by a decline in sales to our largest customer, EMC. This revenue decline was driven by an inability to reach an agreement in a timely manner, which reduced the shipment of products during the quarter.

(3)
Net income for the quarter ended October 31, 2003 includes the impacts of a $38.8 million valuation allowance recorded against the deferred tax asset and an $11.4 million charge for IPR&D related to the equity acquisitions of Nishan and Aarohi.

(4)
Total revenue, gross profit and net income for the third and fourth quarters of 2003 reflect our acquisitions of Nishan and Sanera on September 19, 2003 and September 30, 2003, respectively.

(5)
The sum of the basic and diluted net income (loss) per share for the fiscal quarters may not add to the fiscal year per share due to rounding.

NOTE 17 MERGER WITH CNT

        On January 17, 2005, we entered into an agreement and plan of merger with Computer Network Technology Corporation (CNT), a provider of networking products, services and solutions. Upon completion of the merger, CNT shareholders will be entitled to receive 1.3 shares of McDATA Class A common stock for each share of CNT common stock then held by them, together with cash in lieu of fractional shares. The boards of directors of McDATA and CNT believe that the proposed merger will create a combined company that will establish a leading position in enterprise storage networking, encompassing world-class products, services and software. The merger will combine the products, talent and expertise of two respected names in storage networking and is expected to accelerate McDATA's GEDC initiative to deploy a broadened tiered network infrastructure. The merger with CNT, which is anticipated to occur in McDATA's second quarter of fiscal 2005, still requires the satisfaction of additional conditions including obtaining the approval of the shareholders of McDATA and CNT.

MCDATA CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Other		Balance at End of Period
Year ended December 31, 2002
Allowance for doubtful accounts	$783	$525	$(43)	(a)	$—		$1,265
Inventory reserves	18,965	11,332	(22,885)	(b)	—		7,412
Month ended January 31, 2003
Allowance for doubtful accounts	$1,265	$25	$—	(a)	$—		$1,290
Inventory reserves	7,412	316	(613)	(b)	—		7,115
Year ended January 31, 2004
Allowance for doubtful accounts	$1,290	$(474)	$(64)	(a)	$174	(c)	$926
Inventory reserves	7,115	1,923	(5,870)	(b)	1,308	(c)	4,476
Year ended January 31, 2005
Allowance for doubtful accounts	$926	$(468)	$(152)	(a)	$—		$306
Inventory reserves	4,476	4,576	(4,148)	(b)	—		4,904

(a)
Reflects uncollectible amounts written-off, net of recoveries.

(b)
Reflects disposals of obsolete inventory and reductions to lower-of-cost or market reserves.

(c)
Reflects the acquisition of Nishan in fiscal year 2003.

S-1