Form 10-Q
period 2005-04-30
MCDATA CORP
filed 2005-06-06
CIK 731502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2005

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

At June 3, 2005, 81,000,000 shares of the registrant’s Class A Common Stock were outstanding and 38,369,092 shares of the registrant’s Class B Common Stock were outstanding.

McDATA CORPORATION

FORM 10-Q

QUARTER ENDED APRIL 30, 2005

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

•	changes in our relationship with EMC Corporation, or EMC, International Business Machines Corporation, or IBM, Hitachi Data Systems, or HDS, and our other distribution partners and the level of their orders;

•	our ability to successfully increase sales of McDATA’s directors, switches, embedded software and management software;

•	competition in the multi-protocol (Fibre Channel and IP) network market, including competitive pricing pressures and product give-aways, by our competitors such as Brocade Communication Systems, Inc., or Brocade, QLogic Corp., or QLogic, Cisco Systems, Inc., or Cisco, Emulex Corporation and other IP and multi-protocol switch and software suppliers;

•	our ability to expand our product offerings including our ability to successfully qualify and ramp sales of new products (including higher port density, multi-protocol and intelligent network products);

•	our ability to partner with other companies and jointly sell products, including but not limited to management software with Network Appliance, and software for blades servers with QLogic;

•	unexpected engineering costs or delays, additional manufacturing and component costs or production delays that we may experience in connection with new product development;

•	a loss of any of our key customers (and our OEMs’ key customers), distributors, resellers, suppliers or our contract manufacturers;

•	any change in business conditions, our business and sales strategy or product development plans, and our ability to attract and retain highly skilled individuals;

•	any industry or technology changes that cause obsolescence of our products or components of those products;

•	one-time events and other important risks and factors disclosed previously and from time to time in our filings with the U.S. Securities and Exchange Commission, or SEC, including the risk factors discussed in this Quarterly Report; and

•	the impact of any acquisitions by us of businesses, products, or technologies, including difficulties in integrating any acquisitions, including the merger with CNT announced on January 18, 2005 which was approved and went effective June 1, 2005.

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

PART I – FINANCIAL INFORMATION

McDATA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	April 30, 2005	January 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$73,629	$64,507
Securities lending collateral	116,112	130,804
Short-term investments	163,041	145,259
Accounts receivable, net of allowance for bad debts of $361 and $306, respectively	56,488	63,810
Inventories, net	15,742	13,720
Prepaid expenses and other current assets	7,621	7,280

Total current assets	432,633	425,380
Property and equipment, net	92,155	94,929
Long-term investments	73,930	95,589
Restricted cash	5,004	5,047
Intangible assets, net	82,022	87,592
Goodwill	78,693	78,693
Other assets, net	35,540	31,005

Total assets	$799,977	$818,235

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,453	$20,345
Accrued liabilities	35,188	44,549
Securities lending collateral payable	116,112	130,804
Current portion of deferred revenue	26,464	22,736
Current portion of obligations under notes payable and capital leases	682	912

Total current liabilities	204,899	219,346
Obligations under notes payable and capital leases, less current portion	145	256
Deferred revenue, less current portion	25,309	27,001
Other long-term liabilities	1,795	1,908
Interest rate swap	3,510	2,005
Convertible subordinated debt	168,990	170,495

Total liabilities	404,648	421,011

Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, Class A, $0.01 par value, 250,000,000 shares authorized, 81,000,000 shares issued and outstanding	810	810
Common stock, Class B, $0.01 par value, 200,000,000 shares authorized, 38,063,725 and 37,960,526 shares issued and outstanding at April 30, 2005 and January 31, 2005, respectively	380	379
Additional paid-in-capital	481,894	481,735
Treasury stock, at cost, 3,022,359 shares outstanding at April 30, 2005 and January 31, 2005	(19,039)	(19,039)
Deferred compensation	(2,115)	(2,738)
Accumulated other comprehensive loss	(1,074)	(1,253)
Accumulated deficit	(65,527)	(62,670)

Total stockholders’ equity	395,329	397,224

Total liabilities and stockholders’ equity	$799,977	$818,235

The accompanying notes are an integral part of these condensed consolidated financial statements.

McDATA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended April 30,
	2005	2004
Revenue	$98,868	$97,229
Cost of revenue	45,440	42,487

Gross profit	53,428	54,742
Operating expenses:
Research and development (excludes amortization of deferred compensation included in Amortization of deferred compensation of $453 and $1,490, respectively)	20,932	25,104
Selling and marketing (excludes amortization of deferred compensation included in Amortization of deferred compensation of $69 and $308, respectively)	24,048	23,485
General and administrative (excludes amortization of deferred compensation included in Amortization of deferred compensation of $181 and $460, respectively)	5,583	6,638
Amortization of purchased intangible assets	5,570	5,812
Amortization of deferred compensation (excludes amortization of deferred compensation included in Cost of revenue of $15 and $84, respectively)	703	2,258
Restructuring charges	—	1,345

Total operating expenses	56,836	64,642
Loss from operations	(3,408)	(9,900)
Interest and other income	1,770	1,421
Interest expense	(803)	(247)

Loss before income taxes and equity in net loss of affiliated company	(2,441)	(8,726)
Income tax expense	416	541

Loss before equity in net loss of affiliated company	(2,857)	(9,267)
Equity in net loss of affiliated company	—	(577)

Net loss	$(2,857)	$(9,844)

Basic net loss per share	$(0.02)	$(0.09)

Shares used in computing basic net loss per share	115,474	114,955

Diluted net loss per share	$(0.02)	$(0.09)

Shares used in computing diluted net loss per share	115,474	114,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

McDATA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended April 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(2,857)	$(9,844)
Adjustments to reconcile net loss to cash flows from operating activities;
Depreciation and amortization	15,302	14,651
Equity in net loss of affiliate	—	577
Loss (gain) on trade-in/retirement of assets	(170)	38
Net realized loss on investments	304	159
Inventory and inventory commitment provisions	1,578	1,262
Bad debt provision	68	25
Non-cash compensation expense	718	2,342
Unrealized gains on derivative transactions	14	45
Changes in net assets and liabilities	(6,852)	(3,745)

Net cash provided by operating activities	8,105	5,510
Cash flows from investing activities:
Purchases of property and equipment	(2,301)	(4,422)
Purchases of investments	(83,176)	(97,504)
Proceeds from maturities and sales of investments	86,664	95,032
Restricted cash related to interest rate swap	43	—

Net cash provided (used) by investing activities	1,230	(6,894)
Cash flows from financing activities:
Payments on long-term notes payable and capital leases	(277)	(936)
Proceeds from the issuance of common stock	64	2,623

Net cash provided (used) by financing activities	(213)	1,687

Net increase in cash and cash equivalents	9,122	303
Cash and cash equivalents, beginning of period	64,507	50,301

Cash and cash equivalents, end of period	$73,629	$50,604

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Deferred compensation forfeitures	$207	$590

Capital lease obligations incurred	$29	$—

Transfer of inventory to fixed assets	$1,522	$957

The accompanying notes are an integral part of these condensed consolidated financial statements.

McDATA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

(unaudited)

Note 1 – Overview and Basis of Presentation

McDATA Corporation (McDATA or the Company) provides data infrastructure solutions that make it possible for companies to manage ever-growing enterprise data. Through storage area networking (SAN) and wide area networking (WAN) products, including hardware and software, we connect servers and storage devices throughout an enterprise’s global data infrastructure and assure constant availability of data. We also provide professional services, support and education that enable businesses to create SANs that are optimized for rapid deployment and responsiveness to customer needs. We combine experience in designing, developing and manufacturing high performance SAN solutions with knowledge of business critical applications to solve data infrastructure challenges facing enterprises of varying sizes. McDATA solutions are an integral part of data services infrastructures sold by most major storage and system vendors, including Dell Products L.P. (Dell), EMC Corporation (EMC), Hewlett-Packard (HP), Hitachi Data Systems (HDS), International Business Machines Corporation (IBM), StorageTechnology Corporation (STK) and Sun Microsystems, Inc. (Sun).

The accompanying condensed consolidated financial statements of McDATA and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. The condensed consolidated balance sheet as of January 31, 2005 has been derived from the audited consolidated financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles. For further information, please refer to and read these interim condensed consolidated financial statements in conjunction with the Company’s audited consolidated financial statements for the year ended January 31, 2005.

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

Certain prior year amounts have been reclassified to conform to the fiscal 2005 presentation.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision of Statement of Financial Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, (SFAS No. 123R). SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Originally, SFAS No. 123R was effective for interim reporting period that begins after June 15, 2005. In April 2005, SEC announced the deferral of the required effective date. The SEC rule provides that SFAS 123R is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005. The Company is in the process of determining the effect that adopting SFAS No. 123R will have on its financial position, results of operations, or cash flows.

On March 7, 2005, FASB released Proposed FASB Staff Positions (FSP) No. 143-a, “Accounting for Electronic Equipment Waste Obligations”. The proposed FSP addresses accounting by commercial users and producers of electrical and electronic equipment, in connection with Directive 2002/96/EC on Waste Electrical and Electronic Equipment issued by the European Union on February 13, 2003 (Directive). This Directive requires EU-member countries to adopt legislation to regulate the collection, treatment, recovery, and environmentally sound disposal of electrical and electronic waste equipment, and sets forth certain obligations relating to covering the cost of disposal of such equipment by commercial users. Producers will also be required to cover the cost of disposal of such equipment by private household users. The proposed FSP sets forth accounting for such obligations by commercial users and producers, with respect to SFAS No. 143, “Asset Retirement Obligations”. The Company has not yet determined the effect, if any, of the proposed FSP on its financial position, results of operations, or cash flows.

In April 2005, the FASB released Proposed FSP No. 150-e, “Issuer’s Accounting under Statement 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable”. The proposed FSP addresses whether freestanding warrants and other similar instruments on shares that are redeemable (either puttable or mandatorily redeemable) would be subject to the requirements of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150), regardless of the timing of the redemption feature or the redemption price. The Company has not yet determined the effect, if any, of the proposed FSP on its financial position, results of operations, or cash flows.

Note 2 – Components of Selected Balance Sheet Accounts

	April 30, 2005	January 31, 2005
Inventories:
Raw materials	$7,885	$5,375
Work-in-progress	564	623
Finished goods	12,936	12,626

Total inventories at cost	21,385	18,624
Less reserves	(5,643)	(4,904)

Total inventories, net	$15,742	$13,720

	April 30, 2005	January 31, 2005
Accrued liabilities:
Wages and employee benefits	$14,189	$19,483
Purchase commitments and other supply obligations	5,226	5,867
Warranty reserves (1)	5,438	5,592
Income taxes payable	1,981	1,573
Taxes, other than income tax	1,733	2,662
Interest payable	803	1,774
Customer obligations	3,763	4,784
Other accrued liabilities	2,055	2,814

	$35,188	$44,549

(1)	Activity in the warranty reserves is as follows:

	Three Months Ended April 30,
	2005	2004
Balance at beginning of period	$5,592	$4,522
Warranty expense, net	42	77
Non-expensed warranty obligations	17	—
Warranty claims	(213)	(219)

Balance at end of period	$5,438	$4,380

From time to time the Company is indemnified by its suppliers for warranty claims related to components that are contained within its products. In these circumstances, the Company records a non-expensed warranty obligation against which future warranty claims for those components will be provided by the Company to its customers.

Note 3–Intangible assets

The Company is currently amortizing its acquired intangible assets with finite lives over periods ranging from 1 to 6 years. In connection with cost improvement actions taken during the first quarter of fiscal 2004, the Company retired a $2.2 million intangible asset related to the initial purchase of its Toronto operations in 1997. The asset was fully amortized and did not result in a loss. The following table summarizes the components of gross and net intangible asset balances:

	April 30, 2005			January 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$116,866	$36,712	$80,154	$116,866	$31,595	$85,271
Customer relationships	1,622	874	748	1,622	739	883
Other	3,813	2,693	1,120	3,813	2,375	1,438

Total intangible assets	$122,301	$40,279	$82,022	$122,301	$34,709	$87,592

Expected annual amortization expense related to acquired intangible assets is as follows:

Fiscal Years:
2005(1)	$16,069
2006	19,494
2007	17,754
2008	17,418
2009	11,287

Total expected amortization expense	$82,022

(1)	Reflects the remaining nine months of fiscal 2005.

Amortization expense related to acquired intangible assets was $5.6 million and $5.8 million for the quarters ended April 30, 2005 and 2004, respectively.

Note 4 – Interest and Other Income, Net

Interest and other income, net consists of:

	Three Months Ended April 30,
	2005	2004
Interest income	$2,085	$1,625
Net realized losses on available-for-sale investments	(304)	(159)
Unrealized loss on hedged investments	(11)	(45)

Interest and other income, net	$1,770	$1,421

Note 5 – Income Tax

For the three months ended April 30, 2005 and April 30, 2004, the Company recorded an income tax provision of $416,000 and $541,000, respectively. The tax provisions for fiscal 2005 and fiscal 2004 reflect foreign tax that McDATA will owe on the profit of its foreign branch and subsidiary activities as well as state taxes where there are insufficient tax operating losses to offset allocable taxable income. No federal tax benefit is recorded for the current quarter loss because management believes available evidence indicates that sufficient income is not expected in subsequent interim periods to realize any such benefit.

Note 6 – Net Loss Per Share

Basic net loss per share excludes dilution and is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is based on the weighted-average number of shares outstanding during each period and the assumed exercise of dilutive common stock equivalents less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company’s common stock for each of the periods presented. No dilutive effect is included for shares sold in relation to McDATA’s agreement with International Business Machines Corporation (IBM) in which the Company granted IBM five-year warrants for the purchase of up to 350,000 shares of McDATA’s Class B common stock because of their anti-dilutive impact. The IBM warrants are fully discussed in Note 8. No dilutive effect has been included for the convertible subordinated debt issued February 7, 2003 or the share options sold in relation to the convertible subordinated debt because of their anti-dilutive impact.

Following is a reconciliation between basic and diluted loss per share:

	Three Months Ended April 30,
	2005	2004
Net loss	$(2,857)	$(9,844)
Weighted average shares of common stock outstanding used in computing basic net loss per share	115,474	114,955
Effect of dilutive stock options and warrants	—	—

Weighted average shares of common stock used in computing diluted net loss per share	115,474	114,955

Basic net loss per share	$(0.02)	$(0.09)

Diluted net loss per share	$(0.02)	$(0.09)

Options and warrants not included in diluted share base because of the exercise prices and net loss	15,929	10,205

Options, warrants and restricted stock not included in diluted share base because of the net loss	2,121	5,259

Note 7 – Stock-Based Compensation

The Company has stock-based employee compensation and employee stock purchase plans, which are described more fully in the Company’s Annual Report on Form 10-K for the year ended January 31, 2005. In addition, the Board of Directors approved the Company’s 2004 Inducement Equity Grant Plan (the 2004 Plan) in May 2004. The 2004 Plan provides for the issuance of non-qualified options, stock bonus awards, stock purchase awards, stock appreciation rights, stock unit awards and other stock awards for newly-hired employees of the Company. A maximum of 3 million shares are issuable under the 2004 Plan. As of April 30, 2005, there were approximately 6.8 million shares of common stock available for future grants under these plans.

The Company accounts for these plans according to Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations and has adopted the disclosure-only alternative of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, an amendment of SFAS No. 123. Any deferred stock compensation calculated pursuant to APB 25 is amortized ratably over the vesting period of the individual options, generally two to four years. The following table illustrates the effect on net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Three Months Ended April 30,
	2005	2004
Net loss, as reported	$(2,857)	$(9,844)
Add: Total stock-based employee compensation expense included in net loss as determined under the intrinsic value method, net of related tax effects	718	2,342
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(4,545)	(4,670)

Pro forma net loss	$(6,684)	$(12,172)

Loss per share:
Basic-as reported	$(0.02)	$(0.09)

Basic-pro forma	$(0.06)	$(0.11)

Diluted-as reported	$(0.02)	$(0.09)

Diluted-pro forma	$(0.06)	$(0.11)

Note 8– Stockholders’ Equity

Stock Repurchase Plan

The Company’s Board of Directors has authorized a plan for the Company to repurchase up to $50 million of its common stock (Class A, Class B or a combination thereof). This repurchase plan expires on September 1, 2005 and allows the Company to repurchase shares on the open market, in negotiated transactions off the market, or pursuant to a 10b5-1 plan adopted by the Company. The Company adopted a 10b5-1 plan in September 2004, which allows the Company to repurchase its shares during a period in which the Company is in possession of material non-public information, provided the Company communicates share repurchase instructions to the broker at a time when the Company was not in possession of such material non-public information. Since inception of the plan in fiscal 2003, approximately 3.0 million shares (approximately 679,000 shares of Class A and approximately 2.3 million shares of Class B) have been repurchased with a total cost of approximately $19.0 million. No shares were purchased during the three months ended April 30, 2005 and 2004.

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

Restricted Stock Issued to Board of Directors

In March 2005, the Company issued 80,000 shares of restricted stock to its Board of Directors with an aggregate fair value of approximately $302,400. These shares vest over a two-year period. Compensation expense will be recognized over the vesting period.

Note 9 – Comprehensive Loss

Comprehensive loss consisted of the following:

	Three Months Ended April 30,
	2005	2004
Net loss	$(2,857)	$(9,844)
Unrealized gain (loss) on investments, net of tax	179	(644)

Comprehensive loss	$(2,678)	$(10,488)

Note 10 – Segment Information

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

A significant portion of revenue is concentrated with the largest storage OEMs. For the three months ended April 30, 2005, approximately 49% of total revenue came from EMC as compared to 46% for the three months ended April 30, 2004; IBM contributed approximately 25% of revenue for the three months ended April 30, 2005 and 2004; and HDS contributed 10% for the three months ended April 30, 2005, and approximately 12% for the three months ended April 30, 2004. Other major storage and system vendors, including Dell, HP, STK and Sun, offer McDATA solutions to their customers. In addition to storage and system vendors, the Company has relationships with many resellers, distributors and systems integrators. Sales to these other channels represented 16% and 17% of total revenue for the three months ended April 30, 2005 and 2004, respectively.

Revenues are attributed to geographic areas based on the location of the customers to which products are shipped. International revenues primarily consist of sales to customers in Western Europe and the greater Asia Pacific region. Included in domestic revenues are sales to certain OEM customers who take possession of products domestically and then distribute these products to their international customers. In addition, included in revenues from Western Europe are sales to certain OEM customers who take possession of products in distribution centers designated for international-bound product and then distribute these products among various international regions. The mix of international and domestic revenue can, therefore, vary depending on the relative mix of sales to certain OEM customers. Domestic and international revenue was approximately 64% and 36% of total revenue, respectively, for the three months ended April 30, 2005. For the three months ended April 30, 2004, domestic and international revenue was approximately 62% and 38% of total revenue, respectively.

Note 11 – Commitment and Contingencies

From time to time, the Company is subject to claims arising in the ordinary course of business. In the opinion of management and, except as set forth below, no such matter, individually or in the aggregate, exists which is expected to have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

On September 9, 2004, the Company entered into a triple net office lease for the future lease of approximately 168,127 square feet of office space in Broomfield, Colorado (the New Premises). The Company intends to begin moving its current world headquarters location to the New Premises early in 2006 with the lease commencing in February of 2006. The Company’s current headquarter office lease expires at the end of April 2006. The contractual term of the new lease is 11 years (with two 5 year renewal options) and is at market lease rates that are substantially lower than the current lease rate paid by the Company. The base annual lease rates per rentable square foot for the New Premises range from $0 in the first year to $14.15 in the last year of the lease, plus normal operating expenses. The Company expects to begin recognizing rent expense once the build-out of the premises begins during the second quarter of fiscal 2005. In addition, the Company has an option to purchase the New Premises at varying amounts until December 31, 2005. The lease and option to purchase have customary terms and conditions.

Manufacturing and Purchase Commitments

The Company has contracted with Sanmina SCI Systems, Inc. (SSCI) and Solectron Corporation (Solectron) (collectively, Contract Manufacturers) for the manufacture of printed circuit boards and box build assembly and configuration for specific multi-protocol directors and switches. The agreements require the Company to submit purchasing forecasts and place orders sixty calendar days in advance of delivery. At April 30, 2005 the Company’s commitment with the Contract Manufacturers for purchases over the next sixty days totaled $27.9 million. The Company may be liable for materials that the Contract Manufacturers purchase on McDATA’s behalf if the Company’s actual requirements do not meet or exceed its forecasts and those materials cannot be redirected to other uses. At April 30, 2005 the Company had recorded obligations of approximately $5.2 million (see Note 2) primarily related to materials purchased by the Contract Manufacturers for certain end-of-life and obsolete material. Management does not expect the remaining commitments under these agreements to have a material adverse effect on the Company’s business, results of operations, financial position or cash flows.

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

In September 2002, plaintiffs’ counsel in the above-mentioned lawsuits offered to individual defendants of many of the public companies being sued, including the Company, the opportunity to enter into a Reservation of Rights and Tolling Agreement that would dismiss without prejudice and without costs all claims against such persons if the company itself had entity coverage insurance. This agreement was signed by Mr. John F. McDonnell, the former Company Chairman, Mrs. Dee J. Perry, the former chief financial officer, and Mr. Thomas O. McGimpsey, the current General Counsel and Vice President of Business Development and the plaintiffs’ executive committee. Under the Reservation of Rights and Tolling Agreement, the plaintiffs dismissed the claims against such individuals.

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

Note 12 – Subsequent Events

Stock Repurchase Plan

In May 2005, the Company’s Board of Directors amended its stock repurchase plan to increase the authorized repurchase of its common stock by an additional $15 million. See Note 8 above for a discussion of the Company’s stock repurchase plan.

Merger with CNT Approved by Shareholders

On May 24, 2005, McDATA announced that its stockholders approved matters relating to McDATA’s proposed acquisition of CNT at a special meeting of stockholders. McDATA stockholders voted in favor of the issuance of 1.3 shares of McDATA Class A common stock for each outstanding share of CNT common stock. The merger was completed on June 1, 2005.

McDATA shareholders also approved two amendments to the 2001 McDATA Equity Incentive Plan. Shareholders approved the proposal to increase the authorized number of shares of common stock issuable under the plan by 3 million shares (from 30 million to 33 million shares), and they approved the proposal to allow for options and equity awards granted under the 2001 plan to be awarded in Class A common stock.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report filed on Form 10-K with the Securities and Exchange Commission on April 4, 2005.

Overview

Revenue Growth and Competitive Industry

Our revenue for the three months ended April 30, 2005 increased approximately 2% over the three months ended April 30, 2004. This year over year revenue increase is the result of higher demand or port growth offset by the result of lower product revenue due primarily to lower average selling prices for directors and switches. The decline in product revenue is partially offset by higher sales of software, service and warranty products as well as sales of ESCON products. The decline in our product revenue has occurred while the market for our SAN and WAN products and solutions has grown more competitive with (a) the entrance of competitors into our market, (b) pricing pressures resulting from an increase in competitive products and solutions, (c) challenges to our direct-assist sales model, and (d) anticipated competition from our own storage OEM partners through their recent partnerships with competitors to jointly sell complementary products. These market conditions present unique risks and uncertainties in a number of respects. Management believes the competitive market environment defines the overall performance of the Company and provides a specific context to further analyze revenues, operating expenses and liquidity. In particular, we anticipate continued elongated sales cycles and downward pricing pressures that could negatively impact our revenue growth rate. Moreover, revenue growth in fiscal 2005 is dependent on the introduction of our new products. We are currently proceeding with the launch of the Intrepid 10000 Director and other new products including higher performance switches later in the year. In addition, we are taking action to continue sales of products and technology acquired in connection with our acquisition of Nishan. As with any product introduction, we face risks in the design, testing, qualification and market acceptance of our new products. Some of the products we are developing may be more complex and feature-rich than our current products, and some of the development on these products was undertaken prior to the Nishan and Sanera acquisitions. If we fail to timely introduce new products, or if there is no demand for these or our current products, we may experience continued declines in revenue.

In addition to the increased competition in the industry, we have experienced a shift in the buying patterns of our customers from configured director products to non-configured product sales including our switch products, director port cards, and our FlexPort upgrades. Our OEM and reseller partners may purchase certain of these component products ahead of end-user demand, which could reduce subsequent purchases by those partners. Variations in the buying patterns of our customers would limit our ability to assemble, test and ship orders received in the last weeks and days of each quarter and could cause fluctuations in our quarterly revenue or earnings. Moreover, an unexpected decline in revenue without a corresponding and timely reduction in expenses could intensify the impact of these factors on our business, financial condition and results of operations.

Management believes the trend of revenue, controlling of operating expense and the related competitive environment define the overall performance of the Company and provide a specific context to further analyze the financial results of the Company.

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of total revenues.

	Three Months Ended April 30,
	2005	2004
Revenue	100.0%	100.0%
Cost of revenue	46.0	43.7

Gross profit	54.0	56.3
Operating expenses:
Research and development	21.2	25.8
Selling and marketing	24.3	24.2
General and administrative	5.6	6.8
Amortization of purchased intangible assets	5.6	6.0
Amortization of deferred compensation	0.7	2.3
Restructuring charges	—	1.4

Total operating expenses	57.4	66.5
Loss from operations	(3.4)	(10.2)
Interest and other income, net	1.0	1.2

Loss before income taxes and equity in loss of affiliated company	(2.4)	(9.0)
Income tax expense	(0.4)	0.6

Loss before equity in net loss of affiliated company	(2.8)	(9.6)
Equity in net loss of affiliated company	—	(0.6)

Net loss	(2.8)%	(10.2)%

Revenues

	Three Months Ended April 30,
	2005	2004
Product revenue	$75,332	$79,284
Software and related maintenance revenue	15,670	13,061
Other service revenue	6,598	4,293
ESCON revenue	1,268	591

Total Revenue	$98,868	$97,229

Our revenue for the three months ended April 30, was $98.9 million, which represented an approximate 2% increase over the three months ended April 30, 2004. Although we continue to see solid end-user interest for our products and solutions, the on-going competitive marketplace is expected to create a challenging sales environment for the foreseeable future. Given the nature of competitors and products in our industry, we anticipate longer sales cycles and price declines that could negatively impact our revenue growth rate.

Product revenue of $75.3 million for the three months ended April 30, 2005 was a 5% decrease over the three months ended April 30, 2004. This year over year revenue decline in product revenue reflects a 45% increase in estimated ports sold offset by a 33% decrease in estimated average sales prices. The increase in sales of hardware ports reflects the market strength of our flex port switches despite the economic and competitive environment. We expect the number of ports shipped to fluctuate depending on the demand for our existing and newly introduced products including the timing of product introductions by our OEM customers. In fiscal 2004, we lowered pricing on director chassis and switches to take advantage of the ongoing competitive environment in each product category. These price declines were enabled by the lowered costs of our components. We anticipate the gross margin impact from these pricing actions will be mitigated by the growth in higher margin software sales. Ongoing competition and macroeconomic factors could continue to provide downward pricing pressures that could impact our revenue growth and related margins. See further discussion under the Revenue Recognition section of the Critical Accounting Policies.

Software and related maintenance revenue of $15.7 million for the quarter ended April 30, 2005 increased 20% over the quarter ended April 30, 2004. This revenue growth is due to higher sales of our embedded software products including our SANtegrity security solution, higher sales of Eclipse software and higher maintenance revenue that attaches to the sale of software licenses. A significant portion of our software revenue is generated from sales of our Enterprise Fabric Connectivity Manager, or EFCM, software product.

Other service revenue includes professional service revenue and revenue earned from our upgraded warranty and extended maintenance contracts on our hardware products. Other service revenue for the three months ended April 30, 2005 was $6.6 million. This represents a 54% increase from the same period in fiscal 2004. These increases are due primarily to the activation of extended maintenance and upgraded warranty contracts sold in conjunction with our hardware products. In prior periods, we experienced a significant growth in deferred revenue as the attach rates for extended maintenance contracts increased significantly (primarily through IBM sales). As the standard product warranties on these products expire, we believe we will continue to see a slight increase in maintenance revenue as the extended contracts are activated and deferred revenue is recognized as revenue. As part of our recently announced OEM agreement with IBM, we will no longer provide the end-user support services through these extended maintenance contracts. Therefore, deferred revenue related to maintenance contracts should decrease as the number of extended maintenance contracts is expected to decline in fiscal 2006.

ESCON revenues of $1.3 million for quarter ended April 30, 2005 increased $0.7 million from the $0.6 million for the quarter ended April 30, 2004. The increase reflects McDATA’s assumption of the ESCON business operations from EMC during the second quarter of fiscal 2004. In 1997, we entered into a services agreement with McDATA Holdings Corporation, a wholly-owned subsidiary of EMC, to provide manufacturing and distribution management services for proprietary mainframe protocol, or ESCON™, switching solutions manufactured for and sold to IBM. Under the terms of this agreement, we agreed to manage the ESCON product manufacture, design, order and product shipment in exchange for a service fee calculated as a fixed percentage of EMC’s ESCON revenues. In the second quarter fiscal 2004, we amended the service agreement to effectively assume the ESCON business operations. As of July 1, 2004, ESCON revenue included product revenue from sales of these products. IBM announced end of life on several ESCON products in 2004; therefore, we expect revenue from this category to be less than $1 million per fiscal quarter through the remainder of fiscal 2005.

A significant portion of our revenue is concentrated with the largest storage OEMs. For the three months ended April 30, 2005, approximately 49% of our total revenue came from EMC as compared to 46% for the three months ended April 30, 2004; IBM contributed approximately 25% of our revenue for the three months ended April 30, 2005 and 2004; and HDS contributed 10% for the three months ended April 30, 2005, and contributed 12% of total revenue for the three months ended April 30, 2004. Other major storage and system vendors, including Dell, HP, STK and Sun, offer McDATA solutions. In addition to our storage and system vendors, we have relationships with many resellers, distributors and systems integrators. Sales to these other channels represented 16% and 17%, respectively for the three months ended April 30, 2005 and 2004. Expanding our reseller, distributor and system integrator channels into Small Medium Enterprise (SME) and vertical markets will be a strategic focus for us as we continue to grow our business. However, the level of sales to any single customer may vary and the loss of any one significant customer, or a decrease in the level of sales to any significant or group of significant customers, could harm our financial condition and results of operations. Given the dependencies on our limited number of OEM resellers combined with an increasingly competitive environment, we may experience continued adverse price pressures at critical times near the end of the fiscal quarters. In addition, the fiscal quarters for many of our largest OEM and reseller partners begin during the last month of our fiscal quarter. While we do not have complete insight into the purchasing processes of our OEM and reseller partners, we believe that such partners may purchase some amount of our non-configured product in anticipation of end-user customer demand that will be realized in the later portion of their fiscal quarter. Large end-of-quarter purchases by our partners could result in lower future revenues or earnings if market demand as forecasted by our partners is not met.

Domestic and international revenue was approximately 64% and 36% of our total revenue, respectively, for the three months ended April 30, 2005. For the three months ended April 30, 2004, domestic and international revenue was approximately 62% and 38% of our total revenue, respectively. Revenues are attributed to geographic areas based on the location of the customers to which our products are shipped. International revenues primarily consist of sales to customers in Western Europe and the greater Asia Pacific region. Included in domestic revenues are sales to certain OEM customers who take possession of our products domestically and then distribute these products to their international customers. In addition, included in revenues from Western Europe are sales to certain OEM customers who take possession of our products in distribution centers designated for international-bound product and then distribute these products among various international regions. Our mix of international and domestic revenue can, therefore, vary depending on the relative mix of sales to certain OEM customers.

Gross Profit

Gross profit margin of 54% for the three months ended April 30, 2005 reflects a 230 basis point decline from the gross profit margin of 56% for the three months ended April 30, 2004. Costs of goods sold consists of product costs, which are generally variable, and manufacturing operating cost, which include both variable and fixed expenses. Product costs as a percentage of revenue increased approximately 3.1% due to higher capitalized software amortization, lower product revenue and revenue growth in lower margin service products. This increase was partially offset by higher margin software sales and lowered component costs. Manufacturing operating costs as a percentage of revenue decreased 0.9% due primarily to lower overhead and fixed costs.

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

For the three months ended April 30, 2005, research and development expenses decreased $4.2 million to $20.9 million compared with $25.1 million for the three months ended April 30, 2004. Research and development expenses reflect the net impact of capitalized software development costs which reduce research and development expenses when recorded on the balance sheet and amortized against cost of goods sold upon introduction of the software product. For the quarter ended April 30, 2005, capitalized software costs were $7.2 million compared to $2.3 million for the three months ended April 30, 2004. These costs vary in conjunction with stages of development of our application software, our new director and switch products and related firmware software. The decrease in research and development expense caused by the capitalization of software development expenses was partially offset by increased spending related to product development and testing.

Selling and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing and sales; costs associated with promotional and travel expenses; and IT and facilities expenses.

For the three months ended April 30, 2005, selling and marketing expenses increased $0.5 million to $24.0 million as compared to $23.5 million for the three months ended April 30, 2004. This increase was primarily due to a $0.5 million increase in equipment costs.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses for corporate executives, finance, human resources and investor relations, as well as accounting and professional fees, corporate legal expenses, other corporate expenses, and IT and facilities expenses.

For the three months ended April 30, 2005 and 2004, respective, general and administrative expenses were $5.6 million and $6.6 million. The decrease over prior year is attributable to lower equipment costs, primarily related to lower depreciation expense for enterprise resource planning (ERP) software which was fully depreciated during fiscal 2004.

Amortization Of Purchased Intangible Assets. Amortization of purchased intangible assets was $5.6 million and $5.8 million for the three months ended April 30, 2005 and 2004, respectively. These assets are being amortized on a straight-line basis over a period of one to nine years.

Amortization of Deferred Compensation. We have recorded deferred compensation in connection with Class B stock options granted prior to our August 9, 2000 initial public offering and restricted Class B stock grants granted through our equity incentive plans. In connection with our acquisitions during fiscal 2003, we issued approximately 1.0 million shares of Class B restricted common stock with vesting periods ranging from 12 to 24 months. In addition, 300,000 shares vested immediately upon the retention of employees at Nishan and Sanera and were fully expensed. We are amortizing all deferred compensation on a straight-line basis over the vesting period of the applicable options and stock awards, resulting in amortization expense, net of forfeitures, of $718,000 for the three months ended April 30, 2005 and $2.3 million for the three months ended April 30, 2004 (of which approximately $15,000 and $84,000 was included in cost of revenue, respectively). Deferred compensation expense related to these awards will decrease as the awards become fully vested over the following two to five years.

Restructuring Charges. In the fourth quarter of fiscal 2003, we announced that we were taking certain cost improvement actions, which included a workforce reduction and facility consolidation. During the three months ended April 30, 2004, we completed our planned closure of our Toronto engineering facility and recorded an approximate $1.1 million restructuring charge related to this closure. In addition, we incurred an additional $182,000 restructuring charge in the first fiscal quarter of 2004 for additional severance-related and other costs as we finalized the reduction in workforce that was initiated in the fourth quarter of 2003. As of the third quarter of fiscal 2004, all planned activities under this plan had been completed and all remaining accrued liabilities were paid or settled.

Interest and Other Income. Interest and other income consisted primarily of interest earnings on our cash, cash equivalents and various investment holdings. Interest and other income increased to $1.8 million for the three months ended April 30, 2005 as compared with $1.4 million for the three months ended April 30, 2004. The increase in income from the prior year level reflects the increase in interest rates during fiscal 2004 partially offset by the effects of lower cash and investment balances. Fluctuations in our investment balances as well as fluctuations in interest rates could cause our investment income to vary between periods.

Interest Expense. Interest expense consists primarily of the amortization of issuance costs related to the convertible subordinated debt, the convertible debt interest expense not offset by the interest rate swap interest income (discussed below) and interest expense related to capital leases and notes payable.

For the three months ended April 30, 2005, interest expense increased to $0.8 million compared with $0.2 million for the three months ended April 30, 2004, due primarily to the effect of increased interest rates. In order to manage interest expense on our convertible debt, the Company entered into an interest-rate swap agreement in July 2003. This interest-rate swap agreement has the economic effect of modifying the fixed interest obligations associated with our convertible debt so that the interest payable on the majority of the debt effectively becomes variable based on the six-month London Interbank Offered Rate (LIBOR) minus 152 basis points. The reset dates of the swap are February 15 and August 15 of each year until maturity on February 15, 2010. On February 16, 2005, the six-month LIBOR setting was reset to 3.01%, resulting in a rate of approximately 1.49%, which is effective until August 15, 2005. Significant increases in interest rates in future periods could significantly increase interest expense.

Provision for Income Taxes. The Company has recorded tax expense for the three months ended April 30, 2005 even though the pre-tax result on the books is a loss. This is due primarily to taxes payable in foreign jurisdictions where the net taxable income will be positive. No federal tax benefit is recorded currently for the current quarter loss because management believes available evidence indicates that income is not expected in subsequent interim periods to realize any such benefit.

We are subject to audit by federal, state and foreign tax authorities. These audits may result in additional tax liabilities. We account for such contingent liabilities in accordance with SFAS No. 5, “Accounting for Contingencies”, and believe that we have appropriately provided for taxes for all years. Several factors drive the calculation of our tax reserves including (i) the expiration of statutes of limitations, (ii) changes in tax law and regulations, and (iii) settlements with tax authorities. The occurrence of any of these events may result in adjustments to our reserves that could impact our reported financial results.

The Internal Revenue Service recently conducted an audit of the Company’s US income tax returns for 2000, 2001 and 2002. An audit of these years was mandated by the procedures for Joint Committee cases due to the carry back of tax losses from the 2001 and 2002 tax years to 2000. Only nominal adjustments were proposed by the auditor, resulting in a net increase to McDATA’s NOL carryforward of $168,000. We received notification from the Joint Committee Reviewer in late February 2005 that the auditor’s recommendations with respect to those returns had been accepted.

Liquidity and Capital Resources

At April 30, 2005, cash and cash equivalents, short- and long-term investments were approximately $316 million compared to approximately $310 million as of January 31, 2005. These balances include approximately $5 million of restricted cash, classified as long-term, that we are required to maintain in relation to the interest rate swap we have executed in connection with our convertible debt. We invest excess cash predominantly in debt and equity instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than three years with the intent to make such funds readily available for operating purposes, including expansion of operations and potential acquisitions or other transactions.

We believe our existing cash and cash equivalents, short-term and long-term investment balances, and cash expected to be generated from future operations will be sufficient to meet our capital and operating requirements at least through the next twelve months, although we could be required, or could elect, to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development of new products and expansion of sales and marketing, the timing of new product introductions and enhancements to existing products, and market acceptance of our products.

In summary, our cash flows were:

	Three Months Ended April 30,
Source/(use) (in thousands)	2005	2004
Net cash provided by operating activities	$8,105	$5,510
Net cash provided (used) by investing activities	1,230	(6,894)
Net cash provided (used) by financing activities	(213)	1,687

Cash provided by operating activities of $8.1 million for the three months ended April 30, 2005 consists of our net loss adjusted for non-cash charges (including depreciation, amortization, deferred compensation and inventory-related charges) and changes in working capital and other activities. Working capital items include accounts receivable, inventories, other current and non-current assets, accounts payable, accrued liabilities and deferred revenue. Working capital changes included an increase in other assets balances of approximately $7.6 million, reflecting increased capitalized software costs. Accounts receivable was a source of $7.3 million in the first three months of fiscal year 2005 compared to a source of $4.5 million in the first three months of fiscal 2004. Days sales outstanding (DSO) was 51 days and 54 days for the three months ended April 30, 2005 and 2004, respectively. The change between years is the result of the timing and collections compared to the linearity of billings within the quarter.

Cash provided by investing activities of $1.2 million for the three months ended April 30, 2005 consists of approximately $3.5 million in cash provided by investment sales and maturities (net of purchases) offset by approximately $2.3 million of capital expenditures. For the three months ended April 30, 2004, $6.9 million of cash used by investing activities consists of approximately $2.5 million in cash used for investment purchases (net of sales and maturities) and approximately $4.4 million of capital expenditures.

Cash used by financing activities of $213,000 for the three months ended April 30, 2005 was primarily due to payments on notes payable and capital lease obligations. For the three months ended April 30, 2004, net cash provided by financing activities of $1.7 million consists of proceeds from the issuance of common stock partially offset by payments on notes payable and capital lease obligations.

Off-Balance Sheet Arrangements

Other than facility and equipment leasing arrangements classified as operating leases, the Company does not engage in off-balance sheet financing activities.

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

Commitments

The Company has contracted with Sanmina SCI Systems, Inc. (SSCI), Solectron Corporation (Solectron) and others (collectively, Contract Manufacturers) for the manufacture of printed circuit boards and box build assembly and configuration for specific multi-protocol directors and switches. The agreements require the Company to submit purchasing forecasts and place orders sixty calendar days in advance of delivery. At April 30, 2005 the Company’s commitment with the Contract Manufacturers for purchases over the next sixty days totaled $27.9 million. The Company may be liable for materials that the Contract Manufacturers purchase on McDATA’s behalf if the Company’s actual requirements do not meet or exceed its forecasts and those materials cannot be redirected to other uses. At April 30, 2005 the Company had recorded obligations of approximately $5.2 million (see Note 2) primarily related to materials purchased by the Contract Manufacturers for certain end-of-life and obsolete material. Management does not expect the remaining commitments under these agreements to have a material adverse effect on the Company’s business, results of operations, financial position or cash flows.

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

In July 2003, we entered into an interest-rate swap agreement with a notional amount of $155.3 million that has the economic effect of modifying the fixed interest obligations associated with the Notes so that the interest payable on the majority of the Notes effectively becomes variable based on the six-month LIBOR minus 152 basis points. The reset dates of the swap are February 15 and August 15 of each year until maturity on February 15, 2010. On February 15, 2004, the six-month LIBOR setting was reset to 1.175%, resulting in a rate of approximately minus 0.345%, which was effective until August 15, 2004. On August 16, 2004, the six-month LIBOR setting was reset to 1.92%, resulting in a rate of approximately 0.4%, which was effective until February 15, 2005. On February 15, 2005, the six-month LIBOR setting was reset to 3.01%, resulting in a rate of approximately 1.49%, which is effective until August 15, 2005. Increases in interest rates could significantly increase the interest expense we are obligated to pay under the interest-rate swap agreement in future periods. The swap was designated as a fair value hedge and, as such, the gain or loss on the derivative instrument, as well as the fully offsetting gain or loss on the Notes attributable to the swap, were recognized in earnings. We are also required to post collateral based on changes in the fair value of the interest rate swap. This collateral, in the form of restricted cash, was $5.0 million at April 30, 2005 and January 31, 2005.

On September 9, 2004, McDATA entered into a triple net office lease with Ridge Parkway Associates, LLC, a Delaware limited liability company for the future lease of office space at 11802 Ridge Parkway, Building 2, Broomfield, Colorado (the “New Premises”). The Company intends to begin moving its current world headquarters location at 380 Interlocken Crescent, Broomfield, Colorado 80021 to the New Premises early in 2006 with the lease commencing in February of 2006. The Company’s current headquarter’s office lease expires at the end of April 2006. The term of the new lease is for 11 years (with two 5 year renewal options) and is at market lease rates that are substantially lower than the current lease rate paid by the Company. The base annual lease rates per rentable square foot for the New Premises range from $0 in the first year to $14.15 in the last year of the lease, plus normal operating expenses. The Company expects to begin recognizing rent expense once the build-out of the premises begins during the second quarter of fiscal 2005. In addition, the Company has an option to purchase the New Premises at varying amounts until December 31, 2005. The lease and option to purchase have customary terms and conditions.

The following table summarizes our contractual obligations (including interest expense) and commitments as of April 30, 2005 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Convertible subordinated debt	$172,500	$—	$—	$172,500	$—
Interest on convertible subordinated debt	18,517	3,881	7,762	6,874	—
Non-cancelable operating leases	52,318	13,249	12,646	6,235	20,188
Non-cancelable purchase agreements	27,902	27,902	—	—	—
Capital leases, including interest	827	681	146	—	—

Total contractual obligations	$272,064	$45,713	$20,554	$185,609	$20,188

Recent Accounting Pronouncements

In December 2004, the the Financial Accounting Standards Board (FASB) issued a revision of Statement of Financial Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, (SFAS No. 123R). SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Originally, SFAS No. 123R was effective for interim reporting period that begins after June 15, 2005. In April 2005, SEC announced the deferral of the required effective date. The SEC rule provides that SFAS 123R is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005. The Company is in the process of determining the effect that adopting SFAS No. 123R will have on its financial position, results of operations, or cash flows.

On March 7, 2005, FASB released Proposed FASB Staff Positions (FSP) No. 143-a, “Accounting for Electronic Equipment Waste Obligations”. The proposed FSP addresses accounting by commercial users and producers of electrical and electronic equipment, in connection with Directive 2002/96/EC on Waste Electrical and Electronic Equipment issued by the European Union on February 13, 2003 (Directive). This Directive requires EU-member countries to adopt legislation to regulate the collection, treatment, recovery, and environmentally sound disposal of electrical and electronic waste equipment, and sets forth certain obligations relating to covering the cost of disposal of such equipment by commercial users. Producers will also be required to cover the cost of disposal of such equipment by private household users. The proposed FSP sets forth accounting for such obligations by commercial users and producers, with respect to SFAS No. 143, “Asset Retirement Obligations”. The Company has not yet determined the effect, if any, of the proposed FSP on its financial position, results of operations, or cash flows.

In April 2005, the FASB released Proposed FSP No. 150-e, “Issuer’s Accounting under Statement 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable”. The proposed FSP addresses whether freestanding warrants and other similar instruments on shares that are redeemable (either puttable or mandatorily redeemable) would be subject to the requirements of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150), regardless of the timing of the redemption feature or the redemption price. The Company has not yet determined the effect, if any, of the proposed FSP on its financial position, results of operations, or cash flows.

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

Revenue Recognition

We recognize revenue, in accordance with SEC Staff Accounting Bulletin No. 104 (SAB No. 104) and the American Institute of Certified Public Accountants’ Statement of Position No. 97-2 (SOP No. 97-2), as amended, when persuasive evidence of an arrangement exists, products are delivered or services rendered, the sales price is fixed or determinable and collectibility is assured. In instances when any one of these four criteria is not met, we will defer recognition of revenue until all the criteria have been met.

With respect to revenue from our configured products, we request evidence of sell-through from our OEM and distributor partners prior to recognizing revenue. In situations where our OEM and distributor partners refuse to provide sell-through information when requested, but all the criteria under SAB No. 104 (as discussed above) have been met, we recognize revenue for such configured products. These configured products represent high value, customized solutions of directors, cabinets and various combinations of port cards ordered by our OEM and distributor partners as required by the end user. Non-configured products and components, such as our switch products, additional port cards, and FlexPort upgrades, are recognized as revenue when the criteria for SAB No. 104 (as discussed above) have been met, generally at time of shipment. Revenue for both configured and non-configured products and components is reduced for estimated customer returns, price protection rebates, and other contract terms that are provided to the Company’s OEMs, distributors and resellers. These estimates are calculated in accordance with SFAS No. 48, “Revenue Recognition When Rights of Return Exist” (SFAS No. 48) and rely on historical experience. We have not experienced credits in excess of 1% of annual revenues. If actual credit experience varies from our historical experience due to changes in product technology, the pricing environment or other unforeseen factors, our revenue could be adversely affected.

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

Additionally, we have certain purchase commitments with our Contract Manufacturers that are non-cancelable. We may be liable for materials that our third-party manufacturers purchase on our behalf if our actual requirements do not meet or exceed our forecasts and those materials cannot be redirected to other uses by the Contract Manufacturers. We evaluate these open purchase orders in light of our current inventory on hand, expected demand, market conditions and new product introductions. Based on this information, we record purchase obligations for inventory we believe is excess or obsolete and cannot be redirected to other uses by our contract manufacturers. At April 30, 2005, the Company’s commitment with our Contract Manufacturers for purchases over the next sixty days totaled $27.9 million, of which we had recorded reserves of approximately $ 5.2 million(see Note 2). Adverse changes in our and our contract manufacturers’ calculations and assumptions concerning these purchase commitments may result in an increase to our vendor obligations and increase our cost of revenue.

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

Income Taxes

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We are required to estimate our income taxes in each jurisdiction where we operate. This process involves estimating our actual current income tax expense together with assessing temporary differences resulting from items that have different timing or treatment for income tax and financial accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. At April 30, 2005 and January 31, 2005, our net deferred tax assets equaled $95.3 million and $95.4 million, respectively, before any valuation allowance. This balance relates to temporary differences, such as the timing of revenue recognition and accrued expenses, depreciation methods, and reserve accounts, as well as tax net operating loss and research and development credit carry-forwards.

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

We are subject to audit by federal, state and foreign tax authorities. These audits may result in additional tax liabilities. We account for such contingent liabilities in accordance with SFAS No. 5, “Accounting for Contingencies”, and believe that we have appropriately provided for taxes for all years. Several factors drive the calculation of our tax reserves including (i) the expiration of statutes of limitations, (ii) changes in tax law and regulations, and (iii) settlements with tax authorities. Changes in any of these factors may result in adjustments to our reserves which could impact our reported financial results.

Valuation of Long-Lived Assets Including Goodwill and Purchased Intangible Assets

We have performed and will perform an annual impairment test for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. This review is based on a comparison of the carrying value of our net assets including goodwill balances to the fair value of our net assets using the quoted market price of our common stock. We performed the 2005 impairment test during our first fiscal quarter and determined that no impairment loss should be recognized. In the event that business conditions change and our market value were to drop significantly below year-end levels, future tests may result in a need to record a loss due to write down of the value of goodwill. At April 30, 2005, goodwill recorded in the consolidated balance sheet totaled $78.7 million.

We currently operate our business as a single solutions business and do not maintain separate cash flows or operating margins on a segmented level. Future operating losses, deterioration of our business or segmentation of our operations in the future could also lead to impairment adjustments as such issues are identified.

Capitalized Software Development Costs

We capitalize certain software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (SFAS No. 86). Under SFAS No. 86, costs incurred to develop a computer software product are charged to research and development expenses as incurred until technological feasibility has been established. We establish technological feasibility upon completion of a detailed program design or working model from which point all research and development costs for that project are capitalized until the product is available for general release to customers. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life of the products, or both.

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

We incurred a substantial loss for the three months ended April 30, 2005 and for the fiscal years ended January 31, 2005 and January 31, 2004, and may not be profitable in the future.

We incurred losses of $2.9 million, $20.9 million and $43.1 million, respectively, for the three months ended April 30, 2005 and for the fiscal years ended January 31, 2005 and January 31, 2004. Our future operating results will depend on many factors, including the growth of the multi-protocol (Fibre Channel and IP) market, market acceptance of new products we introduce, demand for our products, levels of product and price competition and our reaching and maintaining targeted costs for our products. In addition, we expect to incur continued significant product development, sales and marketing, and general and administrative expenses. We cannot provide assurance that we will generate sufficient revenue to achieve or sustain profitability.

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

We depend on EMC and IBM, for a significant portion of our total revenue. Sales to EMC and IBM represented approximately 49% and 25%, respectively, of our revenue for the three months ended April 30, 2005. We anticipate that our future operating results will continue to depend heavily on sales to EMC and IBM. EMC and IBM resell products offered by our competitors, and nothing restricts EMC and IBM from expanding those relationships in a manner that could be adverse to us. Therefore, the loss of either EMC and IBM as a customer, or a significant reduction in sales to either EMC and IBM could significantly reduce our revenue. While we are aware that

Dell sources some of our switch product through EMC, it is unclear whether this mitigates our dependency on EMC. Our product sales agreements with sales partners do not provide for the purchase of a guaranteed minimum amount of product.

We currently have limited product offerings and must successfully introduce new products and product enhancements that respond to rapid technological changes and evolving industry standards.

For the three months ended April 30, 2005, we derived a significant portion of our revenue from sales of our director-class Intrepid switch products. We expect that revenue from our director-class Intrepid products will continue to account for a substantial portion of our revenue for the foreseeable future. Factors such as performance, market positioning, the availability and price of competing products, the introduction of new technologies and the success of our OEM, reseller and systems integrator customers will affect the market acceptance of our products. Therefore, continued market acceptance of these products and their successor products, along with our Intrepid 10000 Director, are critical to our future success.

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

In January 2005, we announced our intent to acquire Computer Network Technology Corporation (CNT). While management believes that such acquisitions are an integral part of the Company’s long-term strategy, there are risks and uncertainties related to acquiring companies. Once the CNT acquisition is completed, our success will depend upon retaining customers and existing contracts, integrating CNT and their products with McDATA, retaining critical employees from CNT and ramping sales.

Our business is subject to risks from global operations.

We conduct significant sales and customer support operations in countries outside of the United States and also depend on non-U.S. operations of our contract manufacturers, and our distribution partners. Further, we utilize an India based firm, HCL Technologies to provide certain software engineering services, and our virtualization chip supplier, Aarohi Communications, is also reliant on offshore engineering. We derived approximately 36% of our revenue for the three months ended April 30, 2005, from customers located outside of the United States. We believe that our continued growth and profitability will require us to continue to expand marketing and selling efforts internationally. We have limited experience in marketing, distributing and supporting our products internationally and may not be able to maintain or increase international market demand for our products. In addition, our international operations are generally subject to inherent risks and challenges that could harm our operating results, including:

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

We rely on Sanmina SCI, Inc. (SSCI), Solectron Corporation, IBM and LSI Logic, together our contract manufacturers, to manufacture our products. Our contract manufacturers are not obligated to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order. In addition, our contract manufacturers do not guarantee that adequate capacity will be available to us within the time required to meet additional demand for our products. We generally place forecasts for products with our contract manufacturers approximately four to five months prior to the anticipated delivery date, with order volumes based on forecasts of demand for our products. We generally place purchase orders sixty calendar days in advance of delivery. If we fail to forecast demand for our products accurately, we may be unable to obtain adequate manufacturing capacity from our contract manufacturers to meet our customers’ delivery requirements or unexpected increases in customer purchase orders. As a result, we may not be able to benefit from any incremental demand and could lose customers. If we over-estimate demand for our product, we may accumulate excess inventories and obligations to our contract manufacturers under binding purchase orders in excess of our needs. At April 30, 2005, our commitment with our contract manufacturers for purchases and anticipated transformation costs over the next sixty days totaled approximately $27.9 million.

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

Unfavorable general economic conditions over the last 4 plus years have had a pronounced negative impact on information technology, or IT, spending. Demand for SAN products in the enterprise-class sector may continue to be adversely impacted as a result of the weakened economy and because larger businesses have begun to focus on more efficiently using their existing IT infrastructure rather than making new equipment purchases. This in turn may decrease the demand for our SAN products. If there are further reductions in either domestic or international IT expenditure, or if IT expenditure does not increase from current levels, our revenues, operating results and financial condition may be materially adversely affected.

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

As more fully set forth in Note 11 to our Consolidated Financial Statements, we are a defendant in a consolidated securities class action know as In Re Initial Public Offering Securities Litigation (SDNY). We may become subject to additional class action litigation following a period of volatility in the market price of our common stock. Securities class action litigation results in substantial costs and diverts the attention of management and our resources and seriously harms our business, financial condition and results of operations.

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

In October 1997, and in connection with the reorganization of our business, we entered into certain agreements with EMC relating to our business relationship with EMC. In addition, we have entered into agreements with EMC relating to our relationship with EMC after the completion of our initial public offering in August 2000 and the distribution by EMC of our Class A common stock in February 2001. We have also entered into an OEM Purchase and License Agreement with EMC that governs EMC’s purchases of our products and grants EMC rights to use, support and distribute software for use in connection with these products. The agreement does not provide for the purchase of a guaranteed minimum amount of product. These agreements were negotiated and made in the context of our prior parent-subsidiary relationship. As a result, some of these agreements may have terms and conditions, including the terms of pricing, that are less beneficial to us than agreements negotiated with unaffiliated third parties. Sales and services revenue pursuant to these agreements with EMC represented approximately 49% of our revenue for the three months ended April 30, 2005. In addition, in some instances, our ability to terminate these agreements is limited, which may prevent us from being able to negotiate more favorable terms with EMC or from entering into similar agreements with third parties.

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

Interest Rate Risk

We earn interest income on both our cash and cash equivalents and our investment portfolio. Our investment portfolio consists of readily marketable investment-grade debt securities of various issuers and maturities ranging primarily from overnight to three years. All investments are denominated in U.S. dollars and are classified as “available for sale.” These instruments are not leveraged, and are not held for trading purposes. As interest rates change, the amount of realized and unrealized gain or loss on these securities will change. The quantitative and qualitative disclosures about market risk are discussed in Item 7A –Qualitative and Quantitative Disclosure About Market Risk, contained in our Form 10-K for fiscal year 2004.

Our convertible subordinated debt is subject to a fixed interest rate and the notes are based on a fixed conversion ratio into Class A common stock. In July 2003, the Company entered into an interest-rate swap agreement with a notional amount of $155.3 million that has the economic effect of modifying the fixed interest obligations associated with the notes so that the interest payable on the majority of the notes effectively becomes variable based on the six-month London Interbank Offered Rate (LIBOR) minus 152 basis points. If interest rates on this variable rate debt were to increase or decrease, our annual interest expense would increase or decrease accordingly. This increased or decreased interest expense would be partially offset by the effects of these interest rate changes on our cash and investment portfolio. The notes are not listed on any securities exchange or included in any automated quotation system; however, the notes are eligible for trading on the PortalSM Market. On April 30, 2005, the approximate bid price per $100 of our notes was $78.00 and the approximate ask price of our Notes was $79.00, resulting in an aggregate fair value of between $134.6 million and $136.3 million. Our Class A common stock is quoted on the Nasdaq National Market under the symbol, “MCDTA.” On June 3, 2005, the last reported sale price of our Class A common stock on the Nasdaq National Market was $3.95 per share.

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

Evaluation of Disclosure Controls and Procedures — McDATA’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of McDATA’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting — McDATA’s management, with the participation of McDATA’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in the Company’s internal control over financial reporting occurred during the first quarter of fiscal 2005. Based on that evaluation, management concluded that there has been no change in McDATA’s internal control over financial reporting during the first quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, McDATA’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

From time to time, we become involved in various lawsuits and legal proceedings that arise in the normal course of business. Litigation is subject to inherent risks and uncertainties and an adverse result in any matter may harm our business, financial condition or results of operations. In the opinion of management and except as otherwise noted, the ultimate disposition of any of the claims described herein are not expected to have a material adverse effect on our consolidated results of operations, financial position or cash flow. Please see Note 11 of the Condensed Consolidated Financial Statements for a description of the litigation matters.

ITEMS 2,	3 and 5 are not applicable and have been omitted.

ITEM 4.	Submission of Matters to A Vote of Security Holders

A special meeting of the Company’s stockholders was held on May 24, 2005 to primarily approve the issuance of McDATA Class A common stock related to the acquisition of CNT. The acquisition of CNT was approved on May 24, 2005 and the acquisition closed on June 1, 2005. Each share of McDATA Class A common stock receives one vote per share and each share of McDATA Class B common stock receives one-tenth of a vote per shares. Shares of McDATA Class A common stock and shares of McDATA Class B common stock vote as a single class. Each proposal required an affirmative vote of holders of a majority of votes cast. Set forth below are the results of the three proposals presented to shareholders at the May 24, 2005 shareholder meeting.

	Number of Votes
Proposal	For	Against	Abstain/ Withhold	Broker Non-Votes
Proposal 1 – To approve the issuance of 1.3 shares of McDATA Class A common stock for each outstanding share of CNT common stock	43,528,476	3,587,682	1,258,404	N/A

Proposal 2 – To approve an amendment to the 2001 McDATA Equity Incentive Plan to increase the authorized number of shares of common stock issuable under the plan by 3 million shares	37,179,276	11,138,228	57,056	N/A

Proposal 3 – To approve an amendment to the 2001 McDATA Equity Incentive Plan to allow for options and equity awards to be awarded in McDATA Class A common stock	29,497,563	18,789,627	87,371	N/A

Consequently, all proposals were approved by stockholders. Since these were non-routine matters under the applicable NASD rules, broker non-votes are not counted as votes cast.

ITEM 6.	Exhibits

(a)	Exhibits filed for the Company through the filing of this Form 10-Q.

10.15.3	+	Manufacturing Services Agreement dated April 14, 2005 between Sanmina-SCI Corporation and the Company

31.1		Certification of Chief Executive Officer

31.2		Certification of Chief Financial Officer

32		Certification of Chief Executive Officer and Chief Financial Officer

+	Portion of this exhibit have been omitted and filed separately with the SEC pursuant to an order or a request for confidential treatment.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McDATA CORPORATION

By:	/s/ ERNEST J. SAMPIAS
Ernest J. Sampias
Senior Vice President of Finance and Chief Financial Officer

June 6, 2005