Form 10-Q
period 2005-07-31
MCDATA CORP
filed 2005-09-09
CIK 731502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At September 7, 2005, 119,293,108 shares of the registrant’s Class A Common Stock were outstanding and 35,851,922 shares of the registrant’s Class B Common Stock were outstanding.

McDATA CORPORATION

FORM 10-Q

QUARTER ENDED JULY 31, 2005

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

•	changes in our relationship with EMC Corporation, or EMC, International Business Machines Corporation, or IBM, Hitachi Data Systems, or HDS, and our other distribution partners and the level of their orders;

•	changes in our relationship with our large end-user customers and the level of their orders;

•	our ability to successfully increase sales of McDATA’s directors, switches, channel extension products, embedded software, management software, third party products, maintenance and support contracts, and professional services;

•	competition in the storage networking and channel extension market, including competitive pricing pressures and product give-aways, by our competitors such as Brocade Communication Systems, Inc., or Brocade, QLogic Corp., or QLogic, Cisco Systems, Inc., or Cisco, Emulex Corporation and other IP and multi-protocol switch and software suppliers;

•	our ability to expand our product offerings including our ability to successfully qualify and ramp sales of new products (including higher port density, multi-protocol and intelligent network products such as the Intrepid 10000 Director);

•	our ability to continue selling legacy CNT products and services to end-user customers;

•	our ability to partner with other companies and jointly sell products, including but not limited to management software with Network Appliance, and software for blades servers with QLogic;

•	unexpected engineering costs or delays, additional manufacturing and component costs or production delays that we may experience in connection with new product development or an inability to source products from third party product providers;

•	a loss of any of our key customers (and our OEMs’ key customers), distributors, resellers, suppliers or our contract manufacturers;

•	any change in business conditions, our business and sales strategy or product development plans, and our ability to attract and retain highly skilled individuals;

•	any industry or technology changes that cause obsolescence of our products or components of those products;

•	one-time events and other important risks and factors disclosed previously and from time to time in our filings with the U.S. Securities and Exchange Commission, or SEC, including the risk factors discussed in this Quarterly Report; and

•	the impact of any acquisitions by us of businesses, products, or technologies, including difficulties in integrating any acquisitions, including the merger with CNT that closed June 1, 2005.

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

PART I—FINANCIAL INFORMATION

McDATA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	July 31, 2005	January 31, 2005
Assets
Current assets:
Cash and cash equivalents	$97,757	$64,507
Securities lending collateral	88,750	130,804
Short-term investments	156,871	145,259
Accounts receivable, net of allowance for bad debts of $7,286 and $306, respectively	129,312	63,810
Inventories, net	35,001	13,720
Prepaid expenses and other current assets	9,395	7,280

Total current assets	517,086	425,380
Property and equipment, net	135,099	94,929
Long-term investments	75,031	95,589
Restricted cash	8,869	5,047
Intangible assets, net	146,093	87,592
Goodwill	264,067	78,693
Other assets, net	53,617	31,005

Total assets	$1,199,862	$818,235

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$44,373	$20,345
Accrued liabilities	114,313	44,549
Securities lending collateral payable	88,750	130,804
Current portion of deferred revenue	57,994	22,736
Current portion of notes payable and obligations under capital leases	3,345	912

Total current liabilities	308,775	219,346
Notes payable and obligations under capital leases, less current portion	4,703	256
Deferred revenue, less current portion	20,705	27,001
Other long-term liabilities	22,540	1,908
Interest rate swaps	5,855	2,005
Convertible subordinated debt	285,946	170,495

Total liabilities	648,524	421,011

Commitments and contingencies (Note 15)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, Class A, $0.01 par value, 250,000,000 shares authorized, 119,807,333 and 81,000,000 shares issued and outstanding at July 31, 2005 and January 31, 2005, respectively	1,198	810
Common stock, Class B, $0.01 par value, 200,000,000 shares authorized, 38,067,172 and 37,960,526 shares issued and outstanding at July 31, 2005 and January 31, 2005, respectively	381	379
Additional paid-in-capital	669,700	481,735
Treasury stock, at cost, 4,524,816 and 3,022,359 shares outstanding at July 31, 2005 and January 31, 2005, respectively	(23,591)	(19,039)
Deferred compensation	(4,275)	(2,738)
Accumulated other comprehensive loss	(1,030)	(1,253)
Accumulated deficit	(91,045)	(62,670)

Total stockholders’ equity	551,338	397,224

Total liabilities and stockholders’ equity	$1,199,862	$818,235

The accompanying notes are an integral part of these condensed consolidated financial statements.

McDATA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Revenue:
Product	$139,139	$93,641	$231,409	$186,577
Service	26,170	4,580	32,768	8,873

Total revenue	165,309	98,221	264,177	195,450
Cost of revenue:
Product	66,644	38,866	107,171	77,785
Service	16,349	4,511	21,262	8,079
Restructuring charges	692	—	692	—

Total cost of revenue	83,685	43,377	129,125	85,864

Gross profit	81,624	54,844	135,052	109,586
Operating expenses (recoveries):
Research and development (excludes amortization of deferred compensation included in Amortization of deferred compensation of $585, $996, $1,039 and $2,486, respectively)	31,387	22,145	52,319	47,249
Selling and marketing (excludes amortization of deferred compensation included in Amortization of deferred compensation of $382, $142, $450 and $450, respectively)	38,256	24,237	62,304	47,722
General and administrative (excludes amortization of deferred compensation included in Amortization of deferred compensation of $2,290, $351, $2,471 and $811, respectively)	9,079	7,140	14,662	13,778
Amortization of acquired intangible assets	9,537	5,761	15,107	11,573
Amortization of deferred compensation (excludes amortization of deferred compensation included in Cost of revenue of $112, $52, $127 and $136, respectively)	3,257	1,489	3,960	3,747
Restructuring charges (recoveries)	9,752	(27)	9,752	1,318

Total operating expenses	101,268	60,745	158,104	125,387
Loss from operations	(19,644)	(5,901)	(23,052)	(15,801)
Interest and other income	2,478	1,354	4,248	2,775
Interest expense	(2,344)	(220)	(3,147)	(467)

Loss before income taxes and equity in net loss of affiliated company	(19,510)	(4,767)	(21,951)	(13,493)
Income tax expense	6,008	117	6,424	658

Loss before equity in net loss of affiliated company	(25,518)	(4,884)	(28,375)	(14,151)
Equity in net loss of affiliated company	—	(541)	—	(1,118)

Net loss	$(25,518)	$(5,425)	$(28,375)	$(15,269)

Basic net loss per share	$(0.18)	$(0.05)	$(0.22)	$(0.13)

Shares used in computing basic net loss per share	139,130	115,551	127,302	115,253

Diluted net loss per share	$(0.18)	$(0.05)	$(0.22)	$(0.13)

Shares used in computing diluted net loss per share	139,130	115,551	127,302	115,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

McDATA CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six months ended July 31, 2005

(in thousands)

(unaudited)

	Common Stock				Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amt	Share	Amt
Balances at January 31, 2005	81,000	$810	37,960	$379	$481,735	$(2,738)	$(1,253)	$(19,039)	$(62,670)	$397,224
Shares issued in Merger	38,760	388	—	—	185,679	(3,603)	—	—	—	182,464
Shares issued	47	—	165	2	2,907	(2,642)	—	—	—	267
Forfeitures of deferred compensation	—	—	(58)	—	(621)	621	—	—	—	—
Compensation expense	—	—	—	—	—	4,087	—	—	—	4,087
Acquisition of treasury stock	—	—	—	—	—	—	—	(4,552)	—	(4,552)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(28,375)	(28,375)
Unrealized loss on investments, net of tax of $0	—	—	—	—	—	—	312	—	—	312
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	(89)	—	—	(89)

Total comprehensive loss	—	—	—	—	—	—	223	—	(28,375)	(28,152)

Balances at July 31, 2005	119,807	$1,198	38,067	$381	$669,700	$(4,275)	$(1,030)	$(23,591)	$(91,045)	$551,338

The accompanying notes are an integral part of these consolidated financial statements.

McDATA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended July 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(28,375)	$(15,269)
Adjustments to reconcile net loss to cash flows from operating activities;
Depreciation and amortization	38,263	28,302
Equity in net loss of affiliate	—	1,118
Loss (gain) on disposal of capital assets	(49)	112
Net realized loss on investments	379	483
Inventory and inventory commitment provisions	5,589	4,075
Impairment loss	—	50
Bad debt provision	68	25
Non-cash compensation expense	4,087	3,883
Unrealized (gains) losses on derivative transactions	(85)	38
Changes in net assets and liabilities, net of effects of merger with CNT	(26,660)	(7,187)

Net cash provided by (used in) operating activities	(6,783)	15,630
Cash flows from investing activities:
Purchases of property and equipment	(6,797)	(9,815)
Proceeds from sale of equipment	2,281	—
Purchases of investments	(200,156)	(274,732)
Proceeds from maturities and sales of investments	210,027	256,989
Cash recognized on merger with CNT, net of transaction costs	40,395	—
Decrease in restricted cash related to interest rate swap	3	—

Net cash provided by (used in) investing activities	45,753	(27,558)
Cash flows from financing activities:
Payments on long-term notes payable and capital leases	(1,059)	(1,796)
Purchase of treasury stock	(4,552)	—
Proceeds from the issuance of common stock	267	2,874

Net cash provided by (used in) financing activities	(5,344)	1,078
Effect of exchange rate changes on cash	(376)	—

Net increase (decrease) in cash and cash equivalents	33,250	(10,850)
Cash and cash equivalents, beginning of period	64,507	50,301

Cash and cash equivalents, end of period	$97,757	$39,451

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Deferred compensation forfeitures	$621	$1,240

Construction-in-progress-leased facilities and related debt	$13,075	$—

Capital lease obligations incurred	$370	$—

Transfer of inventory to fixed assets	$3,004	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

McDATA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

(unaudited)

Note 1—Overview and Basis of Presentation

Our Business

McDATA Corporation and its subsidiaries provide data infrastructure solutions that simplify and optimize access to and movement of ever increasing volumes of data held within enterprises across the globe. This access is provided across storage area networks (SANs), metropolitan area networks (MANs) and wide area networks (WANs) through a combination of products and services. On June 1 2005, McDATA closed the acquisition of Computer Network Technology Corporation (CNT) and created a combined company with the products, talents and services of two respected names in storage networking. CNT adds significant capabilities in the areas of extending storage networks over distance (MAN and WAN), professional services and maintenance services to McDATA’s strength in SAN directors, switches, routing, security and management. The merger of CNT and McDATA is expected to accelerate McDATA’s Global Enterprise Data Infrastructure (GEDI) initiative, whereby customers can evolve to a globally connected, secure, highly-available, performance-optimized, centrally-managed data access environment.

McDATA’s product offerings include Intrepid directors, Sphereon switches, embedded blade server switches, Eclipse SAN routers, Ultranet extension products, EFCM management software, storage networking services (SNS) software and related third party products. Many of these products are an integral part of data services infrastructure solutions sold by most major storage and system vendors including Dell Products L.P. (Dell), EMC Corporation (EMC), Hewlett-Packard (HP), Hitachi Data Systems (HDS), International Business Machines Corporation (IBM), and Sun Microsystems Inc. (Sun). In addition to these partners, the products are also sold through selected value added distributors (VADs) and value added resellers (VARs) in major geographic locations across the world. In addition to the products, McDATA also offers services including professional services, education, break/fix maintenance support, network monitoring services, as well as upgraded warranty and extended maintenance contracts on our hardware products.

McDATA combines products and services to deliver solutions in the areas of storage area networking, FICON, backup and recovery and disaster recovery / business continuity. While the primary fulfillment method is through our channel partners, McDATA’s field organization works directly with customers to drive preference for McDATA solutions, and McDATA has and may continue to directly sell channel extension, third party products, maintenance and support and professional services to end-user customers.

The accompanying condensed consolidated financial statements of McDATA have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements on Form 10-K have been condensed or omitted. The condensed consolidated balance sheet as of January 31, 2005 has been derived from the audited consolidated financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles. For further information, please refer to and read these interim condensed consolidated financial statements in conjunction with the Company’s audited consolidated financial statements for the year ended January 31, 2005. The accompanying unaudited condensed financial statements do not include the results of CNT prior to the merger of McDATA and CNT (Merger) on June 1, 2005.

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

Recent Accounting Pronouncements

In December, 2003, the Financial Accounting Standards Board (FASB) issued an exposure draft of its proposed amendment to issued Statement of Financial Accounting Standard (SFAS) No. 128, “Earnings Per Share” (SFAS 128), which specifies the calculation of earnings per share (EPS). This Statement eliminates the provision of SFAS No. 128 that allows issuing entities to overcome the presumption that certain contracts that may be settled in cash or shares will be settled in shares. Lastly, this Statement requires that shares to be issued upon conversion of a mandatorily convertible security be included in the computation of basic EPS from the date that conversion becomes mandatory. The FASB made further modifications to this exposure draft and plans to reissue it in the third quarter of 2005, with the final statement expected to be issued in the first quarter of 2006. The Company has not yet determined the potential future impact of the proposed amendment on its consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Cost—An Amendment of ARB 43, Chapter 4,” to clarify that abnormal amounts of certain costs should be recognized as period costs. This Statement is effective for fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of SFAS 151 will have a material effect on its financial position, results of operations, or cash flows

In December 2004, the FASB issued a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, (SFAS No. 123R). SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Originally, SFAS No. 123R was effective for interim reporting period that begins after June 15, 2005. In April 2005, the SEC announced the deferral of the required effective date. The SEC rule provides that SFAS 123R is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005. The Company is in the process of determining the effect that adopting SFAS No. 123R will have on its financial position, results of operations, and cash flows.

In December 2004, the FASB issued Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for qualifying dividends from controlled foreign corporations, subject to certain limitations. This Staff Position allows companies additional time beyond the financial reporting period of enactment to evaluate the effect of the Act. The Company has up to $1.3 million in foreign earnings potentially eligible for repatriation under this provision with a related income tax effect of up to $70,000, and is currently evaluating the benefits of this provision.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154), which requires the direct effects of voluntary accounting principle changes to be retrospectively applied to prior periods’ financial statements. The Statement does not change the transition provisions of any existing accounting pronouncements, but would apply in the unusual instance that a pronouncement does not include specific transition provisions. SFAS 154 maintains existing guidance with respect to accounting estimate changes and corrections of errors. The Statement is effective for the Company beginning in fiscal year 2006. Adoption is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

In June 2005, FASB finalized FASB Staff Positions (FSP) No. 143-1, “Accounting for Electronic Equipment Waste Obligations”. This FSP addresses accounting by commercial users and producers of electrical and electronic equipment, in connection with Directive 2002/96/EC on Waste Electrical and Electronic Equipment issued by the European Union on February 13, 2003 (Directive). This Directive requires EU-member countries to adopt legislation to regulate the collection, treatment, recovery, and environmentally sound disposal of electrical and electronic waste equipment, and sets forth certain obligations relating to covering the cost of disposal of such equipment by commercial users. Producers will also be required to cover the cost of disposal of such equipment by private household users. The FSP sets forth accounting for such obligations by commercial users and producers, with respect to SFAS No. 143, “Asset Retirement Obligations” and the related FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, since this type of obligation is an asset retirement obligation. The guidance of this FSP shall be applied in the first reporting period after the date of the adoption of the law by the applicable EU-member country. The Company has not yet determined the effect, if any, of this FSP on its financial position, results of operations, or cash flows.

In June 2005, the FASB finalized FSP No. 150-5, “Issuer’s Accounting under Statement 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable”. This FSP addresses whether freestanding warrants and other similar instruments on shares that are redeemable (either puttable or mandatorily redeemable) would be subject to the requirements of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150), regardless of the timing of the redemption feature or the redemption price. The Company has not yet determined the effect, if any, of the FSP on its financial position, results of operations, or cash flows.

In June 2005, the FASB ratified the Emerging Issues Task Force (EITF) consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (EITF 05-6). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized, based on facts available as of the date of the business combination or purchase, over the shorter of the useful life of the assets or a term that includes renewals that are reasonably assured. The EITF is effective for the Company’s third quarter 2005. The Company does not believe that the adoption of EITF 05-6 will have a material effect on its financial position, results of operations or cash flows.

Note 2—Revenue Recognition Policy

The Company recognizes revenue when four basic criteria are met: (a) persuasive evidence of an arrangement exists (b) products are delivered or services rendered (c) the sales price is fixed or determinable and (d) collectibility is probable.

Product Revenue

Revenue from product sales to our resellers and end-user customers is recognized when title and risk of loss transfer to the customer, generally at the time the product is delivered. Revenue from product sales to our OEMs and distributors is recognized when title and risk of loss transfer to the customer in accordance with the master agreement, generally upon sell-through to the end-user. With respect to revenue from our configured products, we request evidence of sell-through from our OEM and distributor partners prior to recognizing revenue. In situations where our OEM and distributor partners refuse to provide sell-through information when requested, but all the criteria under SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” (SAB No. 104) have been met, we recognize revenue for such configured products. These configured products represent high value, customized solutions of directors, cabinets and various combinations of port cards ordered by our OEM and distributor partners as required by the end-user.

Non-configured products and components, such as our switch products, UltraNet extension products, additional port cards, and FlexPort upgrades, are recognized as revenue when the criteria for SAB No. 104 (as discussed above) have been met, generally at time of shipment

Revenue is reduced for estimated customer returns, price protection, rebates, and other offerings that occur under sales programs established with the Company’s OEMs, distributors and resellers. If actual credits received by our partners for returns or price protection and inventory rotation actions were to deviate significantly from our estimates, which are based on historical experience, our revenue could be adversely affected.

The Company accrues for estimated warranty costs at the time of revenue recognition based on its experience.

Service Revenue

Revenue from support or maintenance contracts is recognized ratably over the contractual period. Amounts invoiced to customers in excess of revenue recognized on these contracts are recorded as deferred revenue until all revenue recognition criteria are met. Revenue from professional services is recognized when such services are performed.

Software Revenue

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

Multiple Elements

We enter into certain arrangements where we are obligated to deliver multiple products and/or services. In transactions that include multiple products, services and/or software, the Company allocates the revenue to each element based upon their VSOE of the fair value of the element (or in the absence VSOE, the residual method). VSOE of the fair value for an element is based upon the price charged when the element is sold separately. Revenue allocated to each element is then recognized when the basic revenue recognition criteria is met for each element.

Deferred Revenue

Total deferred revenue consists primarily of unearned revenue from our customer support or maintenance contracts on our software and hardware products. These contracts are billed and collected either upfront or annually at the beginning of each service period. We recognize revenue from these contracts ratably over the contractual period, generally one to three years. As of July 31, 2005, deferred revenue also includes a $3.6 million fee associated with the joint development and marketing agreement with QLogic. Due to an amendment in July 2005 to the original contract with Qlogic, this amount will be recognized as revenue through January 31, 2008.

The remaining portion of the deferred revenue represents deferred revenue related to billings and collections for which one or more of the four basic criteria under SAB No. 104 and SOP No. 97-2, as amended, have not been met. These balances are all classified as short-term on the balance sheet as all four criteria have historically been met in less than twelve months.

The accounting periods over which we will recognize this revenue is as follows (in thousands):

For Fiscal Years:	Amount
Second half of 2005	$31,951
2006	28,834
2007	13,413
2008	3,699
2009 and thereafter	802

Total	$78,699

Note 3—Foreign Currency

The financial statements of the Company’s international subsidiaries have been translated into U.S. dollars. Assets and liabilities are translated into U.S. dollars at period-end exchange rates, while equity accounts are translated at historical rates. Income and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are included in stockholder’s equity as a component of accumulated other comprehensive loss.

The Company is exposed to market risks related to fluctuations in foreign exchange rates because some sales transactions, and the assets and liabilities of its foreign subsidiaries, are denominated in foreign currencies. The Company had no outstanding forward exchange contracts as of July 31, 2005. Gains and losses from transactions denominated in foreign currencies and forward exchange contracts are included in the Company’s net loss. The Company recognized foreign currency transaction gains (losses) for the three and six months ended July 31, 2005 of $(149,000) and $(225,000), respectively, and $9,000 and $(13,000) for the same periods in 2004, respectively.

Note 4—Merger with CNT

Merger Transaction

On June 1, 2005 the Company consummated the merger transaction between Condor Acquisition, Inc. (Merger Sub), a wholly-owned subsidiary of McDATA Corporation, and CNT (the Merger) pursuant to the terms and conditions of the previously filed Agreement and Plan of Merger, as amended (the Merger Agreement). The transactions contemplated by the Merger Agreement were adopted and approved at a special meeting of the stockholders of the Company on May 24, 2005 and at a special meeting of the shareholders of CNT on May 24, 2005. Pursuant to the terms of the Merger Agreement, Merger Sub was merged with and into CNT with CNT being the surviving corporation as a wholly-owned subsidiary of the Company. In connection with the filing of the Articles of Merger, the surviving corporation’s name was changed to “McDATA Services Corporation.”

Upon completion of the merger, CNT shareholders received 1.3 shares of McDATA Class A common stock for each share of CNT common stock held by them, together with cash in lieu of fractional shares, and the Company assumed the CNT employee equity plans and the awards granted under these plans, as follows:

•	Each outstanding CNT stock option was assumed by McDATA and became exercisable for shares of McDATA Class A common stock at the ratio of 1.3 shares of McDATA Class A stock for every share of CNT common stock subject to the option. The exercise price per share of each assumed CNT stock option is equal to the exercise price of the assumed CNT option divided by 1.3. All other terms and conditions of the assumed CNT stock options remained unchanged.

•	The outstanding CNT restricted stock units and CNT deferred stock units were assumed by the Company and were converted into, and are deemed to constitute, a right to be issued shares of McDATA Class A common stock. The number of shares of McDATA Class A common stock subject to the assumed CNT restricted stock units and CNT deferred stock units will each be adjusted to reflect the merger exchange ratio. All other terms and conditions of the assumed CNT restricted stock units and CNT deferred stock units remained unchanged. Notwithstanding the foregoing, all outstanding CNT restricted stock units vested in full upon completion of the merger, and the holders thereof received 1.3 shares of McDATA Class A common stock for each CNT restricted stock unit owned at the effective time of the merger, together with cash in lieu of any fractional shares. All deferred stock units were fully vested prior to the acquisition.

•

With the exception of retention grants made to certain CNT employees and certain shares of restricted stock issued to one other CNT employee, all outstanding shares of CNT restricted stock became fully vested as of the completion of the merger, and the holders thereof received 1.3 shares of McDATA Class A common stock for each restricted share of CNT common stock owned at the effective time of the merger, together with cash in lieu of any fractional shares. All other terms and conditions of the assumed shares of restricted stock remained unchanged.

On June 1, 2005 simultaneously with the effectiveness of the Merger, the Company entered into a supplemental indenture to the indenture between CNT and U.S. Bank National Association, (the Trustee), pursuant to which McDATA fully and unconditionally guarantees the payment of principal and interest on CNT’s outstanding $124,350,000 3.00% Convertible Subordinated Notes due 2007 (the 3.00% Notes), and that upon conversion, a holder of the 3.00% Notes will receive that number of shares of the Company’s Class A Common Stock that would have been issued if the 3.00% Notes had been converted into CNT common stock immediately prior to the merger.

Reason for the Merger

The Merger is intended to create a combined company that will establish a leading position in enterprise storage networking, encompassing world-class products, services and software. The merger will combine the products, talent and expertise of two respected names in storage networking and is expected to accelerate McDATA’s “Global Enterprise Data Infrastructure” or GEDI to deploy a broadened tiered network infrastructure.

Preliminary Purchase Accounting

McDATA is considered the accounting acquirer in the merger, requiring the purchase consideration of $193.0 million to be allocated to CNT’s net assets, with the residual to goodwill. The consolidated financial statements include the operating results of CNT from the June 1, 2005 date of acquisition. The purchase consideration consisted of 38.8 million shares of McDATA Class A common stock valued at $170.2 million and issued in exchange for 100% of the outstanding CNT common and restricted shares; the exchange of 19.9 million stock options valued at $15.9 million using the Black Scholes option pricing model; and $6.9 million in direct transaction costs. The value of the stock issued was based upon an average market price per share of $4.39, which was the average McDATA Class A common stock price for the period beginning two days before and ending two days after the announcement of the merger on January 18, 2005. Under the purchase method of accounting, the total purchase price is allocated to CNT’s net tangible and intangible assets and liabilities based on their estimated fair value as of the completion date of the merger. Fair values for identifiable intangible assets, property, plant and equipment as well as deferred revenue were based upon a valuation performed by a third party valuation expert. The purchase price allocation for CNT is subject to revision as more detailed analysis is completed and additional information on the fair values of CNT’s assets and liabilities becomes available. The primary areas of the purchase price allocation that are not yet finalized relate to collectibility of receivables, severance and relocation benefits, office closure costs, contract termination costs, certain legal matters, income and non-income based taxes, and residual goodwill. With the finalization of the purchase price allocation, additional adjustments to deferred taxes may be made.

Any change in the fair value of the net assets of CNT during the purchase price allocation period (generally within one year of the acquisition date) will change the amount of the purchase price allocated to goodwill. The actual allocation of purchase cost and its effect on results of operations may differ significantly from the proforma operating results included herein.

Based upon the purchase price and the valuation performed, the preliminary purchase price allocation, which is subject to change based on the Company’s final analysis, is as follows (in thousands):

June 1, 2005 (in thousands)
Cash and cash equivalents	$47,307
Accounts receivable	55,781
Inventories, net.	19,831
Other non-cash current assets	6,318
Property and equipment	42,906
Restricted cash	3,825
Amortizable intangible assets:
Customer relationships	28,612
Developed technology	26,623
Customer backlog	17,152
Trademark	1,231
Other assets	8,755
Goodwill	185,374
Deferred compensation	3,604
Current liabilities	(127,922)
Debt and other obligations assumed	(126,418)

Estimated total purchase price	$192,979

Intangible Assets

In performing our preliminary purchase price allocation, we considered, among other factors, our intention for future use of acquired assets, analyses of historical financial performance and estimates of future performance of CNT’s products. Our fair value of intangible assets was based primarily on a valuation completed by a third party valuation expert using a form of the income approach, (the excess earnings method), to determine the value of the customer list and backlog. Under this method, the incremental earnings of the customer relationships are analyzed and discounted back to present value by the use of a risk-adjusted discount rate. Key drivers of this method are projected revenues and expenses related to the asset, capital charges, and the riskiness of the earnings of the asset. To determine the value of the developed technology and trademarks a relief from royalty approach was used, which is a form of market approach. Under this method, the value of the intangible asset is determined by calculating the present value of the after-tax cost savings associated with owning the asset and, therefore, not being required to pay royalties for its use for the remainder of its estimated useful life. The key drivers of this method include the projected revenues and profits associated with the asset, the appropriate royalty rate, the riskiness of the earnings of the asset and the remaining useful life of the asset. Both approaches utilized estimates and assumptions provided by management. The rates utilized to discount net cash flows to their present values for customer relationships, customer backlog, and trademark were 16.0%, 8.7%, and 18.0%, respectively. The discount rates used for developed technology ranged from 15% to 20%. These rates were based primarily on our weighted average cost of capital and considered other factors such as the riskiness of the earnings related to the asset, as well as the composition of the Company’s asset.

Customer relationships represent underlying relationships with CNT’s existing customers which McDATA expects to generate future revenue for the combined company. McDATA believes that the numerous relationships that CNT has established through its customer support and services business will create value for the merged company. The Company is amortizing the fair value of this asset on a straight-line basis over an estimated useful life of approximately seven years. Customer backlog represents the value of unfulfilled maintenance and consulting service order backlogs as of the acquisition date, which has a remaining useful life of approximately 14 months. Developed technology consists of products that have reached technological feasibility, and includes the UltraNet and Megamatrix products which support channel extension, faster transmission speeds, and innovative mechanical design. These assets will be amortized over a remaining useful life of approximately six years. As of the date of the acquisition, CNT had no ongoing projects that qualified as in-process research and development. The $1.2 million allocated to trademark relates the UltraNet trademark and has an estimated useful life of seven years.

Goodwill

A preliminary estimate of $185.4 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and will not be deductible for tax purposes. Goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, the Company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. Any change in the fair value of the net assets of CNT will change the amount of the purchase price allocable to goodwill.

Deferred Revenue

Included in current liabilities assumed as of June 1, 2005 is $38.0 million in deferred revenue related primarily to unfulfilled maintenance contracts. In accordance with EITF 01-03, “Accounting in a Purchase Business Combination for Deferred Revenue of an Acquiree”, the deferred revenue liability assumed in the acquisition was adjusted to fair value, which is the sum of direct and incremental costs of fulfilling the maintenance obligation plus a normal profit margin on those fulfillment costs. The estimated costs to fulfill the support obligation were based on the historical direct costs related to providing the support services by CNT, and the normal profit margin was based on analysis of comparable IT service companies. As a result, deferred revenue was adjusted to a fair value of $38 million, which represents a $14.8 million decrease in the $52.8 million CNT deferred revenue balance sheet amount as of May 31, 2005. As the related maintenance services are performed and the revenue recognized, this adjustment will result in a $14.8 million reduction in revenues and gross profit margin for the combined company as compared to what would otherwise have been recognized by CNT as a separate company.

Of the deferred revenue acquired in the merger with CNT, approximately $31.6 million remains unrecognized as of July 31, 2005 and is classified as a current liability in the accompanying balance sheet due to the fact that the related contracts are cancelable with 30 days notice by the customer. However, with regard to the timing of recognition of this revenue, approximately 51% of the balance will be recognized in the second half of fiscal 2005, 32% in 2006, and the remaining 17% in 2007 and beyond.

Debt

Included in assumed liabilities are 3.00% Convertible Subordinated Notes issued by CNT in 2002 with an aggregate par value of $124.4 million. In accordance with purchase accounting rules, the Notes were adjusted to their aggregate fair value of $118.8 million based on the quoted market closing price as of the acquisition date. The $5.6 million reduction in the Notes’ carrying value will be accreted to interest expense on a straight-line basis over the remaining term of the Notes.

Pro Forma Results

The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of CNT occurred at the beginning of each period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Merger had taken place at the beginning of each of the periods presented, nor is it indicative of future operating results.

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Total revenue	$182,602	$172,891	$363,012	$363,863
Net loss	$(44,694)	$(35,277)	$(65,394)	$(57,819)
Basic net loss per share	$(0.29)	$(0.23)	$(0.43)	$(0.38)
Diluted net loss per share	$(0.29)	$(0.23)	$(0.43)	$(0.38)

Note 5—Restructuring Costs

In connection with the Company’s merger with CNT discussed in Note 4, management has approved and initiated a plan of integration which outlines the actions necessary to combine its existing business and resources with those of CNT. An important part of this plan is the integration of the companies’ products and customer bases, elimination of duplicative activities, and the reduction of the Company’s overall cost structure. The restructuring charges recorded in the quarter ended July 31, 2005 are based on restructuring plans that have been committed to by management. The Company has completed significant milestones of its integration process, including selling the Lumberton manufacturing operations and eliminating 400 redundant jobs. The Company expects to finalize the remaining integration activities by the end of the fiscal fourth quarter 2005. Total estimated restructuring costs associated with exiting activities of pre-merger McDATA and CNT are expected to approximate $37.4 million.

Restructuring Costs Expensed in 2005

During the quarter ended July 31, 2005, the Company notified 248 employees that their employment would be terminated and provided them with a detailed explanation of their benefits, which included separation pay as well as retention pay for transitional employees. Total termination benefits charged to restructuring costs in results of operations for this quarter was $3.6 million. This includes termination benefits of $1.2 million payable to pre-merger McDATA employees under an ongoing benefit arrangement and relating to employees’ past service, which were accounted for in accordance with SFAS No. 112, “Employers’ Accounting For Postemployment Benefits”. Retention pay offered to all transitional employees is contingent upon the employee rendering future service through a transition period and has no relationship to the employees’ past service, therefore, these benefits will be recognized as a restructuring cost ratably over the transition period. For the quarter ended July 31, 2005, $2.4 million has been recognized as a restructuring cost, with the remaining $0.8 million to be recognized in results of operations during the last half of 2005.

Prior to the acquisition, McDATA and CNT each sold a competing Director class product—McDATA’s is branded the Intrepid 10000 and CNT’s is the UltraNet Multi-Service Director (UMD). In order to eliminate this redundancy and integrate the two company’s product offerings, the Company has decided to withdraw the UMD from the market, and continue to sell the Intrepid 10000 product in the future. As a result, McDATA has offered, and certain existing UMD customers have accepted, an exchange program which allowed customers to trade in their UMD for a comparable Intrepid 10000 at no cost to them. The Company has also offered customers up to 20 hours of professional consulting service to assist with the migration to the new product. The net cost of this program of $6.8 million has been recorded as a restructuring cost during the quarter ended July 31, 2005, which represents the difference between the cost of the Intrepid 10000 to be installed over the salvage value of the UMD’s to be returned. The Company expects all units to be exchanged by the end of 2005. Consulting costs to be incurred in connection with this program were not accrued because they could not be reasonably estimated. They will be recorded as restructuring costs in future periods as they are incurred.

Changes to the estimates of executing the currently approved plans of restructuring the pre-merger McDATA organization will be reflected in our future results of operations.

The following table summarizes the Company’s utilization of restructuring accruals during the quarter ended July 31, 2005 (in thousands):

	Employee Severance Benefits	UMD /i10K Swap	Totals
Accrual balance as of April 30, 2005	$—	$—	$—
Initial restructuring accruals	3,610	6,834	10,444
Net cost of product exchanged		(440)	(440)
Cash payments	(1,576)	—	(1,576)

Accrual balance at July 31, 2005	$2,034	$6,394	$8,428

The restructuring liabilities shown above are included in accrued liabilities in the accompanying balance sheet as of July 31, 2005.

Restructuring Costs Accounted for in CNT Purchase Allocation

In connection with the restructuring of the pre-merger CNT organization, $36.3 million in restructuring liabilities, consisting primarily of severance, relocation, facility consolidation costs, and contract termination costs, were recorded as liabilities assumed in the purchase price allocation of CNT in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”.

As of the acquisition date, management had formulated an integration plan which included, among other things, the elimination of duplicative headcount, elimination of redundant products, the outsourcing of manufacturing, and the closing of duplicative facilities in overlapping geographies. As a result, 205 pre-merger CNT employees have been or will be terminated and an estimated $9.6 million in termination and relocation benefits for CNT employees has been recognized in other liabilities assumed. Also included in other liabilities assumed is $8.1 million related to the planned closure of certain pre-merger CNT offices. For sites where the Company expected to negotiate an early termination of the lease, the expected termination costs were accrued. The amounts accrued for the remaining sites were based upon the fair value of the liability at the cease-use date based on the remaining lease rentals reduced by estimated sublease rentals. $16.7 million is included in other liabilities assumed, which is primarily related to estimated settlements of various unfulfilled contractual commitments.

In execution of its plan to continue to outsource its manufacturing operations, on June 24, 2005, the Company sold its manufacturing operations and transferred assets related to the former CNT Lumberton, New Jersey manufacturing operations to Solectron Corporation, Inc (“Solectron”). The terms of the sales agreement include (a) the transfer of equipment related to the manufacturing operations for $1.5 million, (b) the assumption by Solectron of a certain lease obligation related to the facility in Lumberton, New Jersey and a sublease back to the Company for certain space at the facility, (c) the transfer of 123 Company employees to Solectron, and (d) the payment of $3 million in installments over the next year by the Company to Solectron in partial consideration for anticipated restructuring costs to be incurred by Solectron related to this facility. The net payment of $1.5 million required by the Company to transfer these assets and liabilities has been reflected as a liability assumed in the purchase allocation. As discussed more fully in Note 15, in connection with this sale, the Company has agreed to indemnify the buyer and hold them harmless from any loss, as defined in the agreement, that relates to specific issues outlined in the agreement. In accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, the Company has recognized a liability of approximately $0.4 million for the underlying fair value of these obligations, which has also been included in liabilities assumed in the purchase of CNT.

Changes to estimated restructuring costs as a result of executing the currently approved plans associated with the pre-merger activities of CNT will be recorded as an adjustment to goodwill during the purchase price allocation period, and as operating expenses thereafter.

The following table summarizes the restructuring liability activity pertaining to pre-merger operations of CNT (in thousands):

	Employee Severance and Relocation Benefits	Facility Closure and Exit Costs	Contract Termination Costs	Totals
Initial restructuring accruals	$9,571	$10,026	$16,686	$36,283
Cash receipt from sale of Lumberton	—	1,484	—	1,484
Cash payments	(3,343)	—	—	(3,343)

Accrual balance at July 31, 2005	$6,228	$11,510	$16,686	$34,424

Of the restructuring liabilities described above, $26.6 million is included in accrued liabilities and the remaining $7.8 million is included in other long-term liabilities in the accompanying balance sheet as of July 31, 2005.

Note 6—Components of Selected Balance Sheet Accounts

	July 31, 2005	January 31, 2005
Inventories:
Raw materials	$32,338	$5,375
Work-in-progress	728	623
Finished goods	7,998	12,626

Total inventories at cost	41,064	18,624
Less reserves	(6,063)	(4,904)

Total inventories, net	$35,001	$13,720

	July 31, 2005	January 31, 2005
Property and Equipment:
Land	$17,799	$16,091
Building	32,573	32,573
Equipment and Furniture (1)	127,287	94,389
Computer software for internal use	29,130	29,146
Leasehold Improvements	8,136	6,029
Construction in progress	759	492
Construction in progress—leased facilities (2)	13,075	—

	228,759	178,720
Less accumulated depreciation and amortization	(93,660)	(83,791)

Total property and equipment, net	$135,099	$94,929

	July 31, 2005	January 31, 2005
Accrued liabilities:
Wages and employee benefits	$31,580	$19,483
Purchase commitments and other supply obligations	5,973	5,867
Warranty reserves (3)	6,765	5,592
Income taxes payable	11,710	1,573
Taxes, other than income tax	3,877	2,662
Interest payable	4,110	1,774
Customer obligations	5,857	4,784
Restructuring accrual	35,100	—
Other accrued liabilities	9,341	2,814

	$114,313	$44,549

(1)	Includes equipment under capitalized leases of $4.3, and $4.9 million, respectively.

(2)	As discussed in Note 15, the Company entered into a contract on September 9, 2004 for the future lease of 168,127 square feet of office space in Broomfield, Colorado. The Company intends to begin moving its current world headquarters location to the new location early in 2006 with the lease commencing in February of 2006. The lease agreement states that the landlord is liable for build out costs up to $40 per square foot, with any excess costs paid by the Company. EITF 97-10, “The Effect of Lessee Involvement in Asset Construction” requires that the lessee be deemed the owner of the project for accounting purposes if the lease agreement could require, under any circumstances regardless of how remote, that the lessee pay 90% or more of the total project costs as of any point in time during the construction period. Since the lease agreement does not limit the Company’s total potential expenditures related to this project, the Company is deemed to be the accounting owner of the project, and therefore total project costs incurred to date by all parties have been reflected as Construction in progress – leased assets, and as Non-cash obligations for construction in progress—lease facilities in the long term liability section of the accompanying balance sheet.

(3)	Activity in the warranty reserves is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Balance at beginning of period	$5,438	$4,380	$5,592	$4,522
Warranty expense, net	2,069	417	2,111	494
Non-expensed warranty obligations	—	—	17	—
Warranty claims	(2,486)	(401)	(2,699)	(620)
Acquired warranty liability	1,744	—	1,744	—

Balance at end of period	$6,765	$4,396	$6,765	$4,396

From time to time the Company is indemnified by its suppliers for warranty claims related to components that are contained within its products. In these circumstances, the Company records a non-expensed warranty obligation against which future warranty claims for those components will be provided by the Company to its customers.

Note 7—Goodwill and Intangible assets

The Company is currently amortizing its acquired intangible assets with finite lives over periods ranging from one to seven years. The following table summarizes the components of gross and net intangible asset balances:

	July 31, 2005			January 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$143,490	$42,635	$100,855	$116,866	$31,595	$85,271
Customer relationships	30,234	1,691	28,543	1,622	739	883
Backlog	17,152	2,450	14,702	—	—
Other	5,046	3,053	1,993	3,813	2,375	1,438

Total intangible assets	$195,922	$49,829	$146,093	$122,301	$34,709	$87,592

Expected annual amortization expense related to acquired intangible assets is as follows:

Fiscal Years:
2005(1)	$22,455
2006	35,949
2007	26,857
2008	26,522
2009 and thereafter	34,310

Total expected amortization expense	$146,093

(1)	Reflects the remaining six months of fiscal 2005.

Amortization expense related to acquired intangible assets was $9.5 million and $5.8 million for the quarters ended July 31, 2005 and 2004, respectively. For the six months ended July 31, 2005 and 2004, amortization of acquired intangibles was $15.1 million and $11.6 million, respectively.

Changes in the carrying amount of goodwill for the six months ended July 31, 2005 are as follows:

	Product Segment	Services Segment	Total
Balance as of January 31, 2005	$78,693	$—	$78,693
Goodwill Acquired	51,905	133,469	185,374
Goodwill Impaired	—	—	—

Balance as of July 31, 2005	$130,598	$133,469	$264,067

As a result of the merger with CNT, and upon completing the integration of CNT’s service business in the third quarter of fiscal 2005, the Company expects to operate in two distinct reporting segments, each constituting a separate reporting unit for purposes of allocating goodwill. Goodwill acquired in the merger with CNT has been allocated to these two reporting segments based on the work of a third party valuation expert. Goodwill was allocated between the two segments based upon each segment’s relative projected operating profits. As discussed in Note 4, the amount of goodwill and its allocations to the reporting segments are subject to change. The product and service segment goodwill balances will each be tested for impairment annually or more frequently, if events or circumstances indicate that an impairment might exist. There were no impairments of goodwill recognized for the quarter and six months ended July 31, 2005.

Note 8—Convertible Subordinated Debt

Convertible subordinated debt includes the Company’s 2.25% convertible subordinated notes due February 15, 2010 which are described more fully in Note 8—Convertible Subordinated Debt, in the Company’s fiscal 2004 Annual Report filed on Form 10-K, as well the $124,350,000 3.00% Convertible Subordinated Notes due February 15, 2007 previously issued by CNT (the Notes), which were assumed in the Merger.

On June 1, 2005, effective upon the consummation of the Merger, the Company fully and unconditionally guaranteed the Notes and became a co-obligor on the Notes with CNT and the Notes became convertible into the Company’s Class A Stock at a price of approximately $14.75 per share (aggregate of approximately 8.4 million shares) at any time prior to maturity on February 15, 2007, all pursuant to the terms of the Supplemental Indenture. All other terms of the Notes remained unchanged.

The Notes may be redeemed upon payment of the outstanding principal balance, accrued interest and a make whole payment if the closing price of the Class A Stock exceeds 175% of the conversion price for at least twenty (20) consecutive trading days within a period of thirty (30) consecutive trading days ending on the trading day prior to the date of the mailing of the redemption notice. The make whole payment represents additional interest payments that would be made if the Notes were not redeemed prior to their due date. Interest is payable on February 15 and August 15 of each year while the Notes are outstanding. Payment of the notes will also accelerate upon certain events of default.

Prior to the merger, CNT entered into an interest-rate swap agreement with a notional amount of $75 million that has the economic effect of modifying that dollar portion of the fixed interest obligations associated with $75 million of the Notes such that the interest payable effectively becomes variable based on the three month LIBOR plus 69.5 basis points. The payment and reset dates of the swap are January 31st, April 30th, July 31st and October 31st of each year, until maturity on February 15, 2007. At July 31, 2005, LIBOR setting for the swap was 3.68%, resulting in a combined effective rate of approximately 4.375% which is effective until October 2005. The swap was designated as a fair value hedge, and as such, the gain or loss on the swap, as well as the fully offsetting gain or loss on the notes attributable to the hedged risk, are recognized in earnings. Fair value hedge accounting is provided only if the hedging instrument is expected to be, and actually is, effective at offsetting changes in the value of the hedged item. At July 31, 2005, the fair value of the interest rate swap increased $0.3 million since its acquisition on June 1, 2005, resulting in a negative fair value of $1.1 million as of July 31, 2005, which has been included in other long-term liabilities. Corresponding to this increase, the carrying value of the notes covered by the swap agreement has also been increased by $0.3 million. As part of the agreement, the Company is also required to post collateral based on changes in the fair value of the interest rate swap. This collateral, in the form of restricted cash, was $3.8 million at July 31, 2005, and has been included in restricted cash in the accompanying consolidated balance sheets.

Note 9—Interest and Other Income, Net

Interest and other income, net consists of:

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Interest income	$2,450	$1,671	$4,535	$3,296
Net realized gains/(losses) on available-for-sale investments	(74)	(324)	(378)	(483)
Unrealized gain/(loss) on hedged investments	102	7	91	(38)

Interest and other income, net	$2,478	$1,354	$4,248	$2,775

Note 10—Income Tax

For the three month periods ended July 31, 2005 and July 31, 2004 the Company recorded an income tax provision of $6.0 million and $117,000, respectively. For the six month periods ended July 31, 2005 and July 31, 2004 the Company recorded an income tax provision of $6.4 million and $658,000, respectively. The tax provisions for each of these periods includes foreign taxes accrued on the projected net profits of foreign branch and subsidiary operations, as well as state taxes where there are insufficient tax operating losses to offset allocable taxable income. No federal tax benefit is recorded for the loss reported during each of these periods because the Company has established a valuation allowance against its entire domestic net deferred tax asset. The calculation of income tax expense or benefit for the current period is based in part on estimates of future results and projections of taxable income for the full fiscal year in each jurisdiction in which the Company operates. These projections could be affected by such factors as future changes in tax law or implementation of possible tax planning strategies.

The acquisition of CNT by McDATA during the current quarter will result in changes to the Companies’ tax accounts. The following general discussion of these changes is provided as a consequence of the acquisition.

CNT had substantial tax net operating losses, tax credits and other deferred tax assets on its books as of the date it was acquired by McDATA. A valuation allowance had been established against the entire balance of CNT’s domestic deferred tax assets and a substantial amount of its foreign deferred tax assets. CNT’s deferred tax assets as of the date of the Merger were recorded on the Company’s books through purchase accounting, along with a valuation allowance on all but $185,000 of the foreign deferred tax assets. Prior to the Merger, McDATA also had substantial tax net operating losses, tax credits and other deferred tax assets and a full valuation allowance. McDATA’s and CNT’s separate net operating losses and tax credits are available to be used against the future taxable income of the combined companies, with certain annual limitations on the pre-acquisition tax losses of CNT, Nishan Systems Inc. and Sanera Systems Inc. pursuant to Internal Revenue Code Section 382. If not used, the losses and credits will begin to expire in 2018.

The need for a valuation allowance is determined in accordance with the provisions of SFAS No. 109, which requires an assessment of all available negative and positive evidence, including past operating results, the existence of cumulative losses in the most recent fiscal years and forecasts of future taxable income. Significant management judgment is required in determining the need to establish or maintain a valuation allowance. SFAS No. 109 requires that greater weight be given to previous cumulative losses than the outlook for future profitability when determining whether it is more likely than not that the benefits of a recorded deferred tax asset will be realized. To the extent future realization of the benefits of a deferred tax asset is unlikely, a valuation allowance is recorded. After the Merger with CNT, the Company re-evaluated the need for a valuation allowance for the combined companies and concluded that a valuation allowance is still required with respect to the entire net deferred tax asset, except for $185,000 of CNT’s foreign deferred tax assets.

The portion of the valuation allowance established at the time of the acquisition results in an increase in goodwill. If this portion of the valuation allowance is released in subsequent periods, goodwill will decrease by a like amount and we will record a charge to tax expense when the related deferred tax asset is realized.

Note 11—Net Loss Per Share

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

Following is a reconciliation between basic and diluted loss per share:

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Net loss	$(25,518)	$(5,425)	$(28,375)	$(15,269)
Weighted average shares of common stock outstanding used in computing basic net loss per share	139,130	115,551	127,302	115,253
Effect of dilutive stock options and warrants	—	—	—	—

Weighted average shares of common stock used in computing diluted net loss per share	139,130	115,551	127,302	115,253

Basic net loss per share	$(0.18)	$(0.05)	$(0.22)	$(0.13)

Diluted net loss per share	$(0.18)	$(0.05)	$(0.22)	$(0.13)

Options and warrants not included in diluted share base because of the exercise prices	24,424	12,493	24,600	10,907

Options, warrants and restricted stock not included in diluted share base because of the net loss	6,139	7,549	5,963	9,135

Note 12—Stock-Based Compensation

The Company has stock-based employee compensation and employee stock purchase plans, which are described more fully in the Company’s Annual Report on Form 10-K for the year ended January 31, 2005, and in Note 13.

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Net loss, as reported	$(25,518)	$(5,425)	$(28,375)	$(15,269)
Add: Total stock-based employee compensation expense included in net loss as determined under the intrinsic value method, net of related tax effects	3,369	1,541	4,087	3,883
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(7,065)	(5,290)	(11,611)	(9,961)

Pro forma net loss	$(29,214)	$(9,174)	$(35,899)	$(21,347)

Loss per share:
Basic-as reported	$(0.18)	$(0.05)	$(0.22)	$(0.13)

Basic-pro forma	$(0.21)	$(0.08)	$(0.28)	$(0.19)

Diluted-as reported	$(0.18)	$(0.05)	$(0.22)	$(0.13)

Diluted-pro forma	$(0.21)	$(0.08)	$(0.28)	$(0.19)

Note 13—Stockholders’ Equity

Stock Repurchase Plan

In September 2004, the Company’s Board of Directors amended its stock repurchase plan to authorize the repurchase of up to $50 million of its common stock (Class A, Class B or a combination thereof). This repurchase plan expired on September 1, 2005 and allowed the Company to repurchase shares on the open market, in negotiated transactions off the market, or pursuant to a Rule 10b5-1 plan adopted by the Company. The Company adopted a Rule 10b5-1 plan in September 2004, which allows the Company to repurchase its shares during a period in which the Company is in possession of material non-public information, provided the Company communicates share repurchase instructions to the broker at a time when the Company was not in possession of such material non-public information. Since inception of the original repurchase plan in fiscal 2003, approximately 4.5 million shares (approximately 1.3 million shares of Class A and approximately 3.2 million shares of Class B) have been repurchased with a total cost of approximately $23.6 million. During the three months ended July 31, 2005, approximately 1.5 million shares were purchased at a total cost of $4.6 million.

Stock Awards

McDATA Stock Plans

Prior to the Merger, the Company had three stock-based employee compensation plans, known as the 2001 McDATA Equity Incentive Plan, the 2003 McDATA Acquisition Equity Incentive Plan, and the McDATA 2004 Inducement Equity Grant Plan. These plans are described more fully in the Company’s Annual Report on Form 10-K for the year ended January 31, 2005.

CNT Stock Plans

Upon completion of the Merger, McDATA assumed the CNT stock plans in accordance with the terms of each such plan (the CNT Plans), which provide for the grant of stock options, restricted stock, stock units and other stock based awards to officers, directors, employees, and consultants. In July 2005, the Company filed an SEC Registration Statement on Form S-8 to register McDATA Class A common stock that may be issued pursuant to the exercise or settlement of outstanding awards under the CNT Plans and shares of McDATA Class A common stock that are still available for issuance under the CNT Plans. As of July 31, 2005, approximately 11.8 million shares of McDATA Class A common stock may be issued pursuant to outstanding awards and approximately 7.0 million shares of McDATA Class A common stock are still available for issuance under the CNT Plans.

Upon completion of the Merger, each outstanding option to purchase shares of CNT common stock under any CNT Plan, whether or not exercisable or vested, was converted into an option to acquire, that number of shares of McDATA Class A common stock equal to the number of shares of CNT common stock subject to such option immediately prior to the effective time of the merger multiplied by the exchange ratio of 1.3, rounded down to the nearest whole share. The per share exercise price for shares of McDATA Class A common stock assumable upon exercise of each assumed option was adjusted to equal to the exercise price per share of CNT common stock at which such option was exercisable immediately prior to the effective time of the merger divided by the exchange ratio of 1.3, rounded up to the nearest whole cent. In addition, outstanding CNT restricted stock units and deferred stock units, whether or not vested, were converted into a right to be issued that number of shares of McDATA Class A common stock equal to the number of shares of CNT common stock covered by the CNT restricted stock unit or deferred stock unit immediately prior to the effective time of the merger multiplied by the exchange ratio of 1.3.

Restricted Stock Issued to Board of Directors and Executives

In March 2005, the Company issued 80,000 shares of Class B restricted stock to its Board of Directors with an aggregate fair value of approximately $302,400. These shares vest over a two-year period. Compensation expense will be recognized over the vesting period, and was $64,000 and $102,000 for the three and six month periods ending July 31, 2005, respectively.

In May 2005, the Company granted 640,000 Class B restricted stock units (RSU’s) to eligible participants of the Executive Performance Incentive Bonus (EPIB) Plan with an aggregate fair value at date of grant of $1.9 million. 25% of the total grant will vest each year immediately upon the attainment of the annual corporate milestone established by the Company. If the annual milestone is not achieved 12.5% of the total grant is forfeited, and the remaining 12.5% will cliff vest as of February 1, 2009. Compensation expense related to these RSU’s will be recognized evenly over their related vesting periods, and was $395,000 for the three and six month periods ending July 31, 2005. As of July 31, 2005, 640,000 RSU’s for this grant are still outstanding.

In May 2005, 144,700 Class B restricted shares were granted to participants of the Company’s Integration Team. The shares are earned quarterly based upon the attainment of established individual and team goals. All earned shares will vest on September 9, 2006. As of July 31, 2005, 45,238 shares have been earned. Compensation expense is recognized ratably over the vesting period, and was $27,000 for the three and six month periods ending July 31, 2005.

Note 14—Segment Information

Prior to the Merger with CNT, the Company has had one reporting segment relating to the design, development, manufacture and sale of storage networking solutions that provide highly available, scalable and centrally managed storage area networks (SANs). The Company’s Chief Operating Decision Makers, as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” had allocated resources and assessed the performance of the Company based on consolidated revenue and overall profitability. As a result of the merger with CNT, and upon the expected completion of the integration of CNT’s service business, the Company expects to operate in two distinct reporting segments, one for products and the other for services, and will provide expanded segment information beginning in the third quarter 2005.

The following table presents supplemental data for McDATA revenue channels. A significant portion of revenue is concentrated with the largest storage OEMs, EMC, IBM and HDS. Other major storage and system vendors, including Dell, HP, and Sun, offer McDATA solutions to their customers. In addition to storage and system vendors, the Company has relationships with many resellers, distributors and systems integrators.

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
EMC	28%	47%	36%	46%
IBM	25%	26%	25%	25%
HDS	5%	10%	7%	11%
Other channels	42%	17%	32%	18%

Total revenue	100%	100%	100%	100%

Revenues are attributed to geographic areas based on the location of the customers to which products are shipped. International revenues primarily consist of sales to customers in Western Europe and the greater Asia Pacific region. Included in domestic revenues are sales to certain OEM customers who take possession of products domestically and then distribute these products to their international customers. In addition, included in revenues from Western Europe are sales to certain OEM customers who take possession of products in distribution centers designated for international-bound product and then distribute these products among various international regions. The mix of international and domestic revenue can, therefore, vary depending on the relative mix of sales to certain OEM customers. For the quarter ended July 31, 2005, domestic and international revenue was 68% and 32% of our total revenue, respectively, as compared to 64%, and 36%, respectively, for the same period in 2004. For the six months ended July 31, 2005, domestic and international revenue was 67% and 33% of our total revenue, respectively, as compared to 63% and 37% for the same period in 2004.

Note 15—Commitments and Contingencies

Commitments

Operating and Capital Leases

The Company had various operating and capital leases in effect at July 31, 2005 for certain buildings, office space and machinery and equipment. Future minimum lease payments under non-cancelable capital and operating leases with terms of one year or more are as follows at July 31, 2005 (in thousands):

	Capital Leases	Operating Leases
Second half of 2005	$1,718	$8,029
2006	3,258	13,759
2007	2,338	10,453
2008	701	9,110
2009	613	7,652
Thereafter	35	27,445

Total minimum lease payments	8,663	$76,448

Less portion representing interest	(729)
Less current portion	(3,433)

Long term obligations under capital leases	$4,501

Rent expense for the quarter and six months ended July 31, 2005 was $4.4 million and $6.8 million, respectively, and for the same periods in 2004 were $2.6 million and $5.6 million, respectively.

On September 9, 2004, the Company entered into a triple net office lease for the future lease of approximately 168,127 square feet of office space in Broomfield, Colorado (the New Premises). The Company intends to begin moving its current world headquarters location to the New Premises early in 2006 with the lease and related rent payments commencing in February of 2006. The Company’s current headquarter office lease expires at the end of April 2006. The contractual term of the new lease is 11 years (with two 5 year renewal options) and is at market lease rates that are substantially lower than the current lease rate paid by the Company. The base annual lease rates per rentable square foot for the New Premises range from $0 in the first year to $14.15 in the last year of the lease, plus normal operating expenses. The Company began recognizing rent expense in July 2005 with the start of the build-out of the premises. In addition, the Company has an option to purchase the New Premises at varying amounts until December 31, 2005. The lease and option to purchase have customary terms and conditions.

Manufacturing and Purchase Commitments

The Company has contracted with Sanmina SCI Systems, Inc. (SSCI), Solectron Corporation (Solectron) and others (collectively, Contract Manufacturers) for the manufacture of printed circuit boards and box build assembly and configuration for specific multi-protocol directors and switches. The agreements require the Company to submit purchasing forecasts and place orders sixty calendar days in advance of delivery. At July 31, 2005, the Company’s commitment with our Contract Manufacturers for purchases over the next sixty days totaled $68.1 million, and $23.0 million for commitments beyond 60 days. The Company may be liable for materials that the Contract Manufacturers purchase on McDATA’s behalf if the Company’s actual requirements do not meet or exceed its forecasts and those materials cannot be redirected to other uses. We may also be liable for materials that certain component suppliers or product manufacturers have produced or made available to us if our actual requirements do not meet or exceed minimums that we have committed to purchase. At July 31, 2005, the Company had recorded approximately $6.0 million of purchase obligations that we believe is excess or obsolete and cannot be redirected to other uses . Management does not expect the remaining commitments under these agreements to have a material adverse effect on the Company’s business, results of operations, financial position or cash flows.

Indebtedness

As discussed in Note 8, as part of the acquisition of CNT, McDATA guaranteed the payment of principal and interest on approximately $124.4 million principal amount of CNT’s 3% subordinated convertible notes due 2007. In addition, McDATA has $172.5 million principal amount of outstanding 2.25% subordinated convertible notes due 2010. Unless the price of our common stock increases significantly so that the holders of the convertible notes find it economically advantageous to exercise the conversion feature and receive common stock in lieu of a cash payment of the principal amount and any accrued interest, we may have to repay the debt in cash. At present, we have sufficient resources to satisfy these obligations as they mature. However, in the future, we may lack the resources to satisfy these obligations as they mature, and there can be no assurance that we will possess the resources or be able to secure the resources to satisfy these obligations on commercially reasonable terms, if at all. Any failure by us to satisfy these obligations when due would have a material adverse effect on our business.

Contingencies—Litigation

From time to time, the Company is subject to claims arising in the ordinary course of business. Litigation is subject to inherent risks and uncertainties and an adverse result in a matter that may arise from time to time may harm our business, financial condition or results of operations. In the opinion of management and, except as set forth below, no such lawsuit, individually or in the aggregate, exists which is expected to have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

McDATA’s IPO Laddering Class Action Lawsuits

The Company, Mr. John F. McDonnell, the former Chairman of the board of directors, Mrs. Dee J. Perry, a former officer and Mr. Thomas O. McGimpsey a current officer were named as defendants in purported securities class-action lawsuits filed in the United States District Court, Southern District of New York. The first of these lawsuits, filed on July 20, 2001, is captioned Gutner v. McDATA Corporation, Credit Suisse First Boston (CSFB), Merrill Lynch, Pierce Fenner & Smith Incorporated, Bear, Stearns & Co., Inc., FleetBoston Robertson Stephens et al., No. 01 CIV. 6627. Three other similar suits were filed against the Company and the individuals. The complaints are substantially identical to numerous other complaints filed against other companies that went public in 1999 and 2000. These lawsuits generally allege, among other things, that the registration statements and prospectus filed with the SEC by such companies were materially false and misleading because they failed to disclose (a) that certain underwriters had allegedly solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of shares in connection with the initial public offerings, or IPOs, and (b) that certain of the underwriters had allegedly entered into agreements with customers whereby the underwriters agreed to allocate IPO shares in exchange for which the customers agreed to purchase additional company shares in the aftermarket at pre-determined prices. The complaints allege claims against the Company, the named individuals, and CSFB, the lead underwriter of the Company’s August 9, 2000 initial public offering, under Sections 11 and 15 of the Securities Act. The complaints also allege claims solely against CSFB and the other underwriter defendants under Section 12(a)(2) of the Securities Act, and claims against the individual defendants under Section 10(b) of the Securities Exchange Act. Although management believes that all of the lawsuits are without legal merit and they intend to defend against them vigorously, there is no assurance that the Company will prevail. In September 2002, plaintiffs’ counsel in the above-mentioned lawsuits offered to individual defendants of many of the public companies being sued, including the Company, the opportunity to enter into a Reservation of Rights and Tolling Agreement that would dismiss without prejudice and without costs all claims against such persons if the company itself had entity coverage insurance. This agreement was signed by Mr. John F. McDonnell, the former Company Chairman, Mrs. Dee J. Perry, the former chief financial officer, and Mr. Thomas O. McGimpsey, the current General Counsel and Vice President of Business Development and the plaintiffs’ executive committee. Under the Reservation of Rights and Tolling Agreement, the plaintiffs dismissed the claims against such individuals. On February 19, 2003, the court in the above-mentioned lawsuits entered a ruling on the pending motions to dismiss, which dismissed some, but not all, of the plaintiffs’ claims against the Company. These lawsuits have been consolidated as part of In Re Initial Public Offering Securities Litigation (SDNY). The Company has considered and agreed to enter into a proposed settlement offer with representatives of the plaintiffs in the consolidated proceeding, and we believe that any liability on behalf of the Company that may accrue under that settlement offer would be covered by our insurance policies. On August 31, 2005, the court preliminarily approved the proposed settlement. After notice of the proposed settlement is sent to settlement class members, a fairness hearing will be held in 2006 before any final settlement is approved, if at all. Until that settlement is fully effective, Management intends to defend against the consolidated proceeding vigorously.

SBC Patent Litigation and Eclipsys Claim

Inrange Technologies Corporation, which was a wholly owned subsidiary of CNT, had been named as a defendant in the case SBC Technology Resources, Inc. v. Inrange Technologies Corp., Eclipsys Corp. and Resource Bancshares Mortgage Group, Inc., No. 303-CV-418-N, that was pending in the United States District Court for the Northern District of Texas, Dallas Division (the SBC Patent Litigation). The SBC Patent Litigation was commenced on February 27, 2003. The complaint claims that Inrange was infringing U.S. Patent No. 5,530,845 (845 patent) by manufacturing and selling storage area networking equipment, in particular the FC/9000, that is used in storage networks. On May 31, 2005, Inrange and SBC Laboratories, Inc. (f/k/a SBC Technology Resources, Inc.) entered into a Settlement Agreement settling the SBC Patent Litigation on confidential terms that included a license to the 845 patent, and the case was dismissed with prejudice.

Eclipsys Corp. (Eclipsys) settled with SBC Technology Resources, Inc. for an undisclosed sum. Eclipsys has demanded that Inrange indemnify and defend Eclipsys pursuant to documentation under which it acquired certain allegedly infringing products from Inrange. Hitachi Data Systems Corporation (a non-party to the litigation) has also informed Inrange that it received a demand from Eclipsys that Hitachi indemnify and defend Eclipsys in connection with the Litigation. Hitachi has put Inrange on notice that it will tender to Inrange any claim by Eclipsys for indemnification and defense of any aspect the litigation. Inrange is evaluating the indemnification demands asserted by Eclipsys and Hitachi.

CNT Shareholder Litigation Regarding McDATA Merger

Following the announcement of the proposed acquisition of CNT by McDATA, an action was commenced against CNT purporting to challenge the merger. The case, styled Jack Gaither v. Thomas G. Hudson et al. (File No. MC 05-003129) was filed in the District Court of Hennepin County, State of Minnesota. The complaint asserts claims on behalf of a purported class of CNT stockholders, and it names CNT and certain of its directors on claims of breach of fiduciary duty in connection with the merger on the grounds that the defendants allegedly failed to take appropriate steps to maximize the value of a merger transaction for CNT stockholders. Additionally, the plaintiff claims that the defendants made insufficient disclosures in connection with the merger. On May 13, 2005, Plaintiff served notice of a motion for a temporary restraining order requiring CNT to mail out certain supplemental proxy information pertaining to certain projections regarding expected future performance of CNT and the Company. CNT opposed the motion at a hearing held on May 17, 2005. On May 18, 2005, the court denied Plaintiff’s motion for a temporary restraining order.

In July 2005, a Memorandum of Understanding and Agreement Regarding Confirmatory Discovery (MOU) was entered into by the parties to the litigation. This MOU is structured to lead to a settlement in principle by requiring limited confirmatory diligence, followed by Class notice, followed by a court hearing approving a settlement. In the MOU, CNT would agree not to object to a fee application by Plaintiff’s counsel of up to $170,000 plus $20,000 in costs. This matter should reach final settlement in the latter half of 2005. On August 22, 2005, the Judge in the case preliminarily approved the class settlement proposed under the MOU. A class notification will now be sent out to all holders of CNT common stock. If more than 25% of the class opt out of the settlement, the defendants have the right to reject the settlement. A final hearing will take place on November 14, 2005 to finally approve of the settlement.

State of Connecticut Tax Audit of InRange

The audit division of the State of Connecticut Department of Revenue Services (Audit Division) has proposed adjustments to the Connecticut income for Inrange for the years ended December 31, 1996, through December 31, 1999. The proposed adjustments, in the amount of $433,995 plus interest, relate to (1) gain from a stock sale following the exercise of warrants, and whether Inrange had sufficient nexus with Connecticut to subject the gain to Connecticut taxation, and (2) the availability of claimed credits for certain research and development expenditures, and whether Inrange has provided sufficient documentation to support the claimed credits. Inrange made a written offer to settle the matter, which was rejected by the Audit Division. Inrange has formally appealed the matter and has posted a $750,000 appeal bond to avoid the accrual of interest.

InRange’s IPO Laddering Class Action Lawsuits

A shareholder class action was filed against Inrange and certain of its officers on November 30, 2001, in the United States District Court for the Southern District of New York, seeking recovery of damages caused by Inrange’s alleged violation of securities laws, including section 11 of the Securities Act of 1933 and section 10(b) of the Exchange Act of 1934. The complaint, which was also filed against the various underwriters that participated in Inrange’s initial public offering (IPO), is identical to hundreds of shareholder class actions pending in this court in connection with other recent IPOs and is generally referred to as In re Initial Public Offering Securities Litigation. The complaint alleges, in essence, (a) that the underwriters combined and conspired to increase their respective compensation in connection with the IPO by (i) receiving excessive, undisclosed commissions in exchange for lucrative allocations of IPO shares, and (ii) trading in Inrange’s stock after creating artificially high prices for the stock post-IPO through “tie-in” or “laddering” arrangements (whereby recipients of allocations of IPO shares agreed to purchase shares in the aftermarket for more than the public offering price for Inrange shares) and dissemination of misleading market analysis on Inrange’s prospects; and (b) that Inrange violated federal securities laws by not disclosing these underwriting arrangements in its prospectus. The defense has been tendered to the carriers of Inrange’s director and officer liability insurance, and a request for indemnification has been made to the various underwriters in the IPO. At this point the insurers have issued a reservation of rights letter and the underwriters have refused indemnification. The court has granted Inrange’s motion to dismiss claims under section 10(b) of the Securities Exchange Act of 1934 because of the absence of a pleading of intent to defraud. The court granted plaintiffs leave to replead these claims, but no further amended complaint has been filed. The court denied Inrange’s motion to dismiss claims under section 11 of the Securities Act of 1933. The court has also dismissed Inrange’s individual officers without prejudice, after they entered into a tolling agreement with the plaintiffs. On July 25, 2003, Inrange’s board of directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of Inrange and of the individual defendants for the conduct alleged in the action to be wrongful in the complaint. Inrange would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims Inrange may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by Inrange’s insurers. In June 2004, an agreement of settlement was submitted to the court for preliminary approval. On August 31, 2005, the court preliminarily approved the proposed settlement. After notice of the proposed settlement is sent to settlement class members, a fairness hearing will be held in 2006 before any final settlement is approved, if at all. Until the settlement is effective, management intends to defend against this consolidated proceeding vigorously.

Indemnifications and Guarantees

Ordinary Course Purchase and Sale Agreements

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

Sale of Lumberton, New Jersey Manufacturing Operations

As described in Note 5, on June 24, 2005 the Company entered into a series of agreements with Solectron in connection with the sale of manufacturing operations and transfer of assets related to its Lumberton, New Jersey production facility. As part of the Asset Purchase Agreement between the Company and Solectron, the Company has made a number of representations and has agreed to indemnify the buyer and hold them harmless from certain losses suffered in connection with their purchase of assets and assumption of liabilities of the Lumberton facility. The more significant indemnifications relate to representations made by the Company as to the proper maintenance of the tangible assets purchased, compliance with ERISA as it relates to benefit plans in which the transferred employees have participated prior to the sale, and the absence of undisclosed environmental issues or significant contracts. The term of the representations relating to undisclosed environmental issues is five years, with the term of the remaining representations being two years. Although, there are no maximum potential indemnification amounts stated in the agreement for these representations, based on facts currently available, management estimates the maximum potential amount of payments that could be required under these representations to be $5.3 million. However, it is management’s judgment that the probability of the Company having to make any payments under any one of the representations ranges from 0% to 20%. In calculating the fair value of the Company’s obligation under these representations, the maximum potential loss estimate was multiplied by the probability of each occurring. The resulting potential future cash flows were then discounted using a rate of 8%, resulting in the Company recognizing a liability of approximately $400,000 in accordance with FIN 45. Due to the uncertainty surrounding the risks involved, the liability balance will be maintained and reevaluated as needed, over the full term of the related indemnifications. Any future reversals of previous accrual amounts which were recorded during the purchase accounting period as an increase to goodwill, will be recorded as a reduction to goodwill. Otherwise, any portion of the liability that is derecognized in the future, will be credited to operating results.

SPX Tax Sharing Agreement

Inrange Technologies Corporation (Inrange) is subject to a tax sharing agreement with SPX Corporation (SPX) relating to previous tax years when Inrange was part of the SPX consolidated tax group (the SPX Agreement). Inrange was acquired by CNT from SPX in May 2003. When CNT merged with McDATA, Inrange became a subsidiary of McDATA. Pursuant to the SPX Agreement, if the Internal Revenue Service (IRS) makes an adjustment to Inrange losses utilized in previous tax years by the SPX consolidated group, Inrange must compensate SPX for the lost tax benefits. The IRS is currently examining tax returns filed by SPX for certain years that Inrange was included in the SPX consolidated return. At this time, we are not aware of any issues raised during the audit that would require Inrange to compensate SPX for lost tax benefits.

Note 16—Supplemental Guarantor Information

On June 1, 2005, as part of the merger with CNT, McDATA Corporation (Parent Guarantor) fully and unconditionally guaranteed CNT’s convertible debt. In February 2002, CNT (Issuer of Notes) sold $125,000,000 of 3% convertible subordinated notes due February 15, 2007. The notes were convertible into CNT common stock at the price of $19.17 per share. Due to the Merger, the notes are now convertible into Class A McDATA stock at a price of approximately $14.75 per share (aggregate of approximately 8.4 million shares) at any time prior to their maturity on February 15, 2007.

The following condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as of the condensed consolidated financial statements. Investments in our subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the Parent Guarantor, Issuer of Notes, and all of its subsidiaries are reflected in the eliminations column.

McDATA CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS (1)

As of July 31, 2005

(in thousands, unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiaries Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$64,861	$30,453	$2,443	$—	$97,757
Securities lending collateral	88,750	—	—	—	88,750
Short-term investments	156,871	—	—	—	156,871
Accounts receivable, net	56,468	72,797	47	—	129,312
Intercompany accounts receivable, net	(234,667)	99,490	(38,172)	173,349	—
Inventories, net	18,396	16,605	—	—	35,001
Prepaid expenses and other current assets	11,384	4,058	865	(6,912)	9,395

Total current assets	162,063	223,403	(34,817)	166,437	517,086
Property and equipment, net	101,799	30,277	2,199	824	135,099
Long-term investments	73,698	1,333	—	—	75,031
Investment in subsidiaries	402,967	828	—	(403,795)	—
Restricted cash	5,044	3,825	—	—	8,869
Intangible assets, net	69,650	(9)	76,452	—	146,093
Goodwill	185,374	—	78,693	—	264,067
Other assets, net	37,006	16,272	339	—	53,617

Total assets	$1,037,601	$275,929	$122,866	$(236,534)	$1,199,862

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$27,004	$17,241	$128	$—	$44,373
Accrued liabilities	67,792	50,812	(4,291)	—	114,313
Securities lending collateral payable	88,750	—	—	—	88,750
Current portion of deferred revenue	25,925	31,645	424	—	57,994
Current portion of notes payable and obligations under capital leases	295	3,002	48	—	3,345

Total current liabilities	209,766	102,700	(3,691)	—	308,775
Notes payable and obligations under capital leases, less current portion	633	4,070	—	—	4,703
Deferred revenue, less current portion	20,705	—	—	—	20,705
Other long-term liabilities	9,312	11,423	—	—	22,540
Interest rate swap	4,760	1,095	—	—	5,855
Convertible subordinated debt	167,740	118,206	—	—	285,946

Total liabilities	412,916	237,494	(1,886)	—	648,524
Total stockholders’ equity	624,685	38,435	124,752	(236,534)	551,338

Total liabilities and stockholders’ equity	$1,037,601	275,929	$122,866	(236,534)	$1,199,862

(1)

In conjunction with the guarantee of CNT’s convertible debt, the accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered.” This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles and is not representative of the operations of McDATA or CNT on either a pre-merger or stand-alone basis.

McDATA CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (1)

For the Three Months Ended July 31, 2005

(in thousands, except per share data)

(unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiaries Non Guarantors	Eliminations	Consolidated
Total revenue	$100,755	$66,623	$179	$(2,248)	$165,309
Total cost of revenue	52,753	32,925	255	(2,248)	83,685

Gross profit	48,002	33,698	(76)	—	81,624
Operating expenses:
Research and development	28,760	2,266	361	—	31,387
Selling and marketing	25,235	5,968	7,006	47	38,256
General and administrative	7,659	837	583	—	9,079
Amortization of purchased intangible assets	3,968	—	5,569	—	9,537
Amortization of deferred compensation	3,257	—	—	—	3,257
Restructuring charges	9,752	—	—	—	9,752

Total operating expenses	78,631	9,071	13,519	47	101,268
Income (loss) from operations	(30,629)	24,627	(13,595)	(47)	(19,644)
Interest and other income, net of interest expense	(7,076)	(1,330)	8,391	149	134

Income (loss) before income taxes and equity in net loss of affiliated company	(37,705)	23,297	(5,204)	102	(19,510)
Income tax expense (benefit)	(161)	4,092	2,077	—	6,008

Net income (loss)	$(37,544)	$19,205	$(7,281)	$102	$(25,518)

(1)	In conjunction with the guarantee of CNT’s convertible debt, the accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered.” This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles and is not representative of the operations of McDATA or CNT on either a pre-merger or stand-alone basis.

McDATA CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (1)

For the Six Months Ended July 31, 2005

(in thousands, except per share data)

(unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiaries Non Guarantors	Eliminations	Consolidated
Total revenue	$199,424	$66,623	$378	$(2,248)	$264,177
Total cost of revenue	97,072	32,925	1,376	(2,248)	129,125

Gross profit	102,352	33,698	(998)	—	135,052
Operating expenses:
Research and development	49,290	2,266	763	—	52,319
Selling and marketing	42,434	5,968	13,855	47	62,304
General and administrative	12,586	837	1,239	—	14,662
Amortization of purchased intangible assets	3,968	—	11,139	—	15,107
Amortization of deferred compensation	3,960	—	—	—	3,960
Restructuring charges	9,752	—	—	—	9,752

Total operating expenses	121,990	9,071	26,996	47	158,104
Income (loss) from operations	(19,638)	24,627	(27,994)	(47)	(23,052)
Interest and other income, net of interest expense	(14,172)	(1,330)	16,454	149	1,101

Income (loss) before income taxes and equity in net loss of affiliated company	(33,810)	23,297	(11,540)	102	(21,951)
Income tax expense	111	4,092	2,221	—	6,424

Net income (loss)	$(33,921)	$19,205	$(13,761)	$102	$(28,375)

(1)	In conjunction with the guarantee of CNT’s convertible debt, the accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered.” This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles and is not representative of the operations of McDATA or CNT on either a pre-merger or stand-alone basis.

McDATA CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (1)

For the Six Months Ended July 31, 2005

(in thousands)

(unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiaries Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$9,845	$(17,417)	$789	$—	$(6,783)

Cash flows from investing activities: (2)
Purchases of property and equipment	(5,991)	(600)	(206)	—	(6,797)
Proceeds from sale of equipment	146	2,133	2	—	2,281
Purchases of investments	(200,156)	—	—	—	(200,156)
Proceeds from maturities and sales of investments	210,027	—	—	—	210,027
Cash used for acquisition costs	(6,912)	—	—	—	(6,912)
Restricted cash related to interest rate swap	3	—	—	—	3

Net cash provided by (used in) investing activities	(2,883)	1,533	(204)		(1,554)

Cash flows from financing activities:
Payments on long-term notes payable and capital leases	(285)	(591)	(183)	—	(1,059)
Purchase of treasury stock	(4,552)	—	—	—	(4,552)
Proceeds from the issuance of common stock	267	—	—	—	267

Net cash used in financing activities	(4,570)	(591)	(183)		(5,344)
Effect of exchange rate changes on cash	—	(376)	—	—	(376)

Net increase (decrease) in cash and cash equivalents	2,392	(16,851)	402	—	(14,057)
Cash and cash equivalents, beginning of period	62,473	47,307	2,034	—	111,814

Cash and cash equivalents, end of period	$64,865	$30,456	$2,436	$—	$97,757

(1)	In conjunction with the guarantee of CNT’s convertible debt, the accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered.” This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles and is not representative of the operations of McDATA or CNT on either a pre-merger or stand-alone basis.

(2)	Cash acquired in the merger with CNT, net of transaction costs, is recognized as investing inflow of cash in the consolidated cash flows statement for the six-month period ended July 31, 2005.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report filed on Form 10-K with the Securities and Exchange Commission on April 4, 2005.

Overview

McDATA acquired CNT on June 1, 2005, and two months of their results are included in the three months ended July 31, 2005. Therefore, CNT’s activity has significantly affected the quarter over quarter and year over year comparisons in the results of operations.

Revenue Growth and Competitive Industry

Our revenue for the three months ended July 31, 2005 increased approximately 68% over the three months ended July 31, 2004. This year over year revenue increase is the result of the CNT acquisition resulting in higher sales of hardware and service products. The increase in product revenue was driven by higher sales of directors, SAN routers, and third party products. The market for our SAN and WAN products and solutions remains competitive with (a) the entrance of competitors into our market, (b) pricing pressures resulting from an increase in competitive products and solutions, (c) challenges to our direct-assist sales model, and (d) anticipated competition from our own storage OEM partners through their recent partnerships with competitors to jointly sell complementary products. These market conditions present unique risks and uncertainties in a number of respects. Management believes the competitive market environment defines the overall performance of the Company and provides a specific context to further analyze revenues, operating expenses and liquidity. In particular, we anticipate continued elongated sales cycles and downward pricing pressures that could negatively impact our revenue growth rate. Moreover, revenue growth in fiscal 2005 is dependent on the introduction of our new products. We are currently proceeding with the launch of the Intrepid 10000 Director and other new products including higher performance switches later in the year. In addition, we are taking action to continue sales of products and technology acquired in connection with our acquisition of Nishan. As with any product introduction, we face risks in the design, testing, qualification and market acceptance of our new products. Some of the products we are developing may be more complex and feature-rich than our current products, and some of the development on these products was undertaken prior to the Nishan and Sanera acquisitions. If we fail to timely introduce new products, or if there is no demand for these or our current products, we may experience declines in revenue.

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

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of total revenues.

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Total revenue	100.0%	100.0%	100.0%	100.0%
Total cost of revenue	50.6	44.2	48.9	43.9

Gross profit	49.4	55.8	51.1	56.1
Operating expenses:
Research and development	19.0	22.5	19.8	24.2
Selling and marketing	23.1	24.7	23.6	24.4
General and administrative	5.5	7.3	5.6	7.0
Amortization of purchased intangible assets	5.8	5.9	5.7	5.9
Amortization of deferred compensation	2.0	1.5	1.5	1.9
Restructuring charges	5.9	—	3.7	0.7

Total operating expenses	61.3	61.9	59.9	64.1
Loss from operations	(11.9)	(6.1)	(8.8)	(8.0)
Interest and other income, net	0.1	1.2	0.4	1.2

Loss before income taxes and equity in loss of affiliated company	(11.8)	(4.9)	(8.4)	(6.8)
Income tax expense (benefit)	3.6	0.1	2.8	0.3

Loss before equity in net loss of affiliated company	(15.4)	(5.0)	(11.2)	(7.1)
Equity in net loss of affiliated company	—	(0.6)	—	(0.6)

Net loss	(15.4)%	(5.6)%	(11.2)%	(7.7)%

Revenues

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Product revenue	$120,139	$74,873	$195,471	$154,157
Software and related maintenance revenue	17,544	14,804	33,214	27,865
Service revenue	26,170	4,580	32,768	8,873
Other revenue	1,456	3,964	2,724	4,555

Total revenue	$165,309	$98,221	$264,177	$195,450

Our total revenue for the three months ended July 31, 2005 was $165.3 million, which represented an approximate 68% increase over the three months ended July 31, 2004. For the six months ended July 31, 2005, total revenue increased to $264.2 million, an approximate 35% increase over the six months period ended July 31, 2004. Although we continue to see solid end-user interest for our products and solutions, the on-going competitive marketplace is expected to create a challenging sales environment for the foreseeable future. Given the nature of competitors and products in our industry, we anticipate longer sales cycles and price declines that could negatively impact our revenue growth rate.

Product revenue of $120.1 million for the three months ended July 31, 2005 was a 60% increase over the three months ended July 31, 2004. For the six months ended July 31, 2005, product revenue increased approximately 27% to $195.5 million from $154.2 million for the same period in the prior fiscal year. This year over year revenue increase in product revenue reflects two months of results with CNT in 2005 and a 45% increase in estimated ports sold offset by a 33% decrease in estimated average sales prices. The increase in sales of hardware ports reflects the market strength of our high-end Director products despite the economic and competitive environment. We expect the number of ports shipped to fluctuate depending on the demand for our existing and newly introduced products including the timing of product introductions by our OEM customers. Ongoing competition and macroeconomic factors could continue to provide downward pricing pressures that could impact our revenue growth and related margins.

Software and related maintenance revenue of $17.5 million for the quarter ended July 31, 2005 increased approximately 19% over the quarter ended July 31, 2004. For the six months ended July 31, 2005, software and related maintenance revenue of $33.2 million increased approximately 19% from $27.9 million for the six months ended July 31, 2004. This revenue growth is due to higher sales of our embedded software products including our SANtegrity security solution, higher sales of Eclipse software and higher maintenance revenue that attaches to the sale of software licenses. A significant portion of our software revenue is generated from sales of our Enterprise Fabric Connectivity Manager, or EFCM, software product.

Service revenue includes professional service revenue, break/fix maintenance support, network monitoring services, and revenue earned from our upgraded warranty and extended maintenance contracts on our hardware products. Service revenue for the three months ended July 31, 2005 was $26.2 million. This represents a $21.6 million increase from the same period in fiscal 2004, driven by the addition of CNT’s service business for two months in our results. For the six months ended July 31, 2005, service revenue of $32.8 million increased $23.9 million from $8.9 million for the six months ended July 31, 2004. These increases are due primarily to the addition of CNT’s business.

Other revenue of $1.5 million for quarter ended July 31, 2005 decreased $2.5 million from the $4.0 million for the quarter ended July 31, 2004. For the six months ended July 31, 2005, other revenue of $2.7 million decreased from $4.6 million for the same period of fiscal 2004. Other revenue represents the ESCON business which is expected to continue to decline. IBM announced end of life on several ESCON products in 2004; therefore, we expect revenue from this category to be less than $1 million per fiscal quarter through the remainder of fiscal 2005.

The following table presents supplemental data for McDATA revenue channels. A significant portion of revenue is concentrated with the largest storage OEMs, EMC, IBM and HDS. Other major storage and system vendors, including Dell, HP, STK and Sun, offer McDATA solutions to their customers. In addition to storage and system vendors, the Company has relationships with many resellers, distributors and systems integrators.

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
EMC	28%	47%	36%	46%
IBM	25%	26%	25%	25%
HDS	5%	10%	7%	11%
Other channels	42%	17%	32%	18%

Total revenue	100%	100%	100%	100%

Expanding our reseller, distributor and system integrator channels into commercial and vertical markets will be a strategic focus for us as we continue to grow our business. However, the level of sales to any single customer may vary and the loss of any one significant customer, or a decrease in the level of sales to any significant or group of significant customers, could harm our financial condition and results of operations. Given the dependencies on our limited number of OEM resellers combined with an increasingly competitive environment, we may experience continued adverse price pressures at critical times near the end of the fiscal quarters. In addition, the fiscal quarters for many of our largest OEM and reseller partners begin during the last month of our fiscal quarter. While we do not have complete insight into the purchasing processes of our OEM and reseller partners, we believe that such partners may purchase some amount of our non-configured product in anticipation of end-user customer demand that will be realized in the later portion of their fiscal quarter. Large end-of-quarter purchases by our partners could result in lower future revenues or earnings if market demand as forecasted by our partners is not met.

Domestic and international revenue was approximately 68% and 32% of our total revenue, respectively, for the three months ended July 31, 2005. For the three months ended July 31, 2004, domestic and international revenue was approximately 64% and 36% of our total revenue, respectively. For the six months ended July 31, 2005, domestic and international revenue was 67% and 33% of total revenue as compared to 63% and 37%, respectively for the six months ended July 31, 2004. Revenues are attributed to geographic areas based on the location of the customers to which our products are shipped. International revenues primarily consist of sales to customers in Western Europe and the greater Asia Pacific region. Included in domestic revenues are sales to certain OEM customers who take possession of our products domestically and then distribute these products to their international customers. In addition, included in revenues from Western Europe are sales to certain OEM customers who take possession of our products in distribution centers designated for international-bound product and then distribute these products among various international regions. Our mix of international and domestic revenue can, therefore, vary depending on the relative mix of sales to certain OEM customers.

For a description of our revenue recognition policies, see the Revenue Recognition section of the Critical Accounting Policies.

Gross Margin

Product gross margin percentages were 52% and 58% for the three months ended July 31, 2005 and 2004, respectively. For the six months ended July 31, 2005 and 2004, product gross margins were 54% and 58%, respectively. Costs of goods sold consists of product costs, which are generally variable, and manufacturing operating cost, which include both variable and fixed expenses. The decline in product margins for both the three month and six month periods ending July 31, 2005 compared to the same periods ending July 31, 2004 was principally due to discounting that we offered during the market introduction phase for our Intrepid 10000 director product along with the added costs associated with lower start up production volumes. Gross margins were adversely effected by $2.2 million of provisions for unusual warranty and excess inventory exposures that were recognized in the quarter ended July 31, 2005. For the three months ended July 31, 2005, the inclusion of CNT resulted in higher product margins from CNT legacy products sold to direct end-user customers offset by lower margins for the resale of products from third parties.

Service gross margin percentages were 38% and 2% for the three months ended July 31, 2005 and 2004, respectively. For the six months ended July 31, 2005, service gross margin percentage was 35% compared to 9% for the six months ended July 31, 2004. Gross margins increased in 2005 due to the acquisition of CNT’s service business. Management expects future service gross margins to be comparable to the results achieved in the second quarter 2005.

In anticipation of the competitive-driven and natural decline in selling prices, we continue to drive cost advantages through our engineering and manufacturing processes. The terms of our agreement with Solectron will allow for a reduction of manufacturing costs once CNT products are transferred from the Lumberton NJ facility to Solectron’s Guadalajara Mexico facility.

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

For the three months ended July 31, 2005, research and development expenses increased $9.2 million to $31.4 million compared with $22.1 million for the three months ended July 31, 2004. For the six months ended July 31, 2005, research and development expenses increased by $5.1 million to $52.3 million as compared to $47.2 million for the six months ended July 31, 2004. These increases in research and development expense reflect a 29% increase in personnel, increased depreciation expense for equipment, spending related to outsourced services and product development and testing. These increases are due primarily to the Merger. Research and development expenses also reflect the net impact of capitalized software development costs which reduce research and development expenses when recorded on the balance sheet and amortized against cost of goods sold upon introduction of the software product. For the quarter ended July 31, 2005, capitalized software costs were $3.4 million compared to $4.7 million for the three months ended July 31, 2004. For the six months ended July 31, 2005, capitalized software costs were $10.6 million as compared to $7.0 million for the same period during fiscal 2004. This $3.6 million decrease in research and development expense partially offsets the increases as discussed above for the six months ended July 31, 2005 as compared to the same period in the prior fiscal year. These costs vary in conjunction with stages of development of our application software, our new director and switch products and related firmware software.

Selling and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing and sales; costs associated with promotional and travel expenses; and IT and facilities expenses.

For the three months ended July 31, 2005, selling and marketing expenses increased $13.9 million to $38.3 million as compared to $24.2 million for the three months ended July 31, 2004. Selling and marketing expenses increased by $14.5 million to $62.3 million for the six months ended July 31, 2005 as compared to $47.7 million for the six months ended July 31, 2004. These increases were primarily due to a 53% increase in personnel which increased personnel related expenses by $12.6 million as well as increased obsolescence related expenses.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses for corporate executives, finance, human resources and investor relations, as well as accounting and professional fees, corporate legal expenses, other corporate expenses, and IT and facilities expenses.

For the three months ended July 31, 2005 and 2004, respective, general and administrative expenses were $9.1 million and $7.1 million. General and administrative expenses for the six months ended July 31, 2005 and 2004 were $14.7 million and $13.8 million respectively. These increases over prior year were attributable to increased personnel costs related to the increase in personnel and severance costs and increased facility costs associated with the Merger.

Amortization of Purchased Intangible Assets. Amortization of purchased intangible assets was $9.5 million and $5.8 million for the three months ended July 31, 2005 and 2004, respectively and $15.1 million and $11.6 million for the six months ended July 31, 2005 and 2004, respectively. These increases are due to the increase of purchased intangibles acquired through the merger with CNT. These assets are being amortized on a straight-line basis over a period of one to nine years.

Amortization of Deferred Compensation. We have recorded deferred compensation related to retention shares granted to Nishan and Sanera employees. In addition, certain CNT employees were issued retention grants of restricted stock. Upon completion of the CNT acquisition, these share converted into 1.3 shares of McDATA Class A common stock for each restricted share of CNT common stock owned. These shares vest over an 18 month period. We are amortizing all deferred compensation on a straight-line basis over the vesting period of the applicable options and stock awards, resulting in amortization expense, net of forfeitures, of $3.4 million for the three months ended July 31, 2005 and $1.5 million for the three months ended July 31, 2004 (of which approximately $112,000 and $52,000 was included in cost of revenue, respectively). Deferred amortization expense of $4.1 million was recorded for the six months ended July 31, 2005 and $3.9 million for the same period ended July 31, 2004 (of which approximately $127,000 and $136,000 was included in total cost of revenue, respectively. Deferred compensation expense related to these awards will decrease as the awards become fully vested over the following two to five years.

Restructuring Charges. During the quarter ended July 31, 2005, the Company notified 248 employees that their employment would be terminated and provided them with a detailed explanation of their benefits, which included separation pay as well as retention pay for transitional employees. Total termination benefits charged to restructuring costs in results of operations for this quarter was $3.6 million. This includes termination benefits of $1.2 million payable to pre-merger McDATA employees under an ongoing benefit arrangement and relating to employees’ past service, which were accounted for in accordance with SFAS No. 112, “Employers’ Accounting For Postemployment Benefits”. Retention pay offered to all transitional employees is contingent upon the employee rendering future service through a transition period and has no relationship to the employees’ past service, therefore, these benefits will be recognized as a restructuring cost ratably over the transition period. For the quarter ended July 31, 2005, $2.4 million has been recognized as a restructuring cost, with the remaining $0.8 million to be recognized in results of operations during the last half of 2005.

Prior to the acquisition, McDATA and CNT each sold a competing Director class product—McDATA’s is branded the Intrepid 10000 and CNT’s is the UltraNet Multi-Service Director (UMD). In order to eliminate this redundancy and integrate the two company’s product offerings, the Company has decided to withdraw the UMD from the market, and continue to sell the Intrepid 10000 product in the future. As a result, McDATA has offered certain existing UMD customers have accepted, an exchange program which allowed customers to trade in their UMD for a comparable Intrepid 10000 at no cost to them. The Company has also offered customers up to 20 hours of professional consulting service to assist with the migration to the new product. The net cost of this program of $6.8 million has been recorded as a restructuring cost during the quarter ended July 31, 2005, which represents the difference between the cost of the Intrepid 10000 to be installed over the salvage value of the UMD’s returned. The Company expects all units to be exchanged by the end of 2005. Consulting costs to be incurred in connection with this program were not accrued because they could not be reasonably estimated. They will be recorded as restructuring costs in future periods as they are incurred.

Changes to the estimates of executing the currently approved plans of restructuring the pre-merger McDATA organization will be reflected in our future results of operations.

Interest and Other Income. Interest and other income consisted primarily of interest earnings on our cash, cash equivalents and various investment holdings. Interest and other income increased to $2.5 million for the three months ended July 31, 2005 as compared with $1.4 million for the three months ended July 31, 2004. For the six months ended July 31, 2005 and 2004, interest and other income was $4.2 million and $2.8 million, respectively. The increase in income from the prior year level reflects the increase in interest rates during fiscal 2004 partially offset by the effects of lower cash and investment balances. Fluctuations in our investment balances as well as fluctuations in interest rates could cause our investment income to vary between periods.

Interest Expense. Interest expense consists primarily of the amortization of issuance costs related to the convertible subordinated debt, the convertible debt interest expense not offset by the interest rate swap interest income (discussed below), the amortization of the discount on the CNT debt, and interest expense related to capital leases and notes payable.

For the three months ended July 31, 2005, interest expense increased to $2.3 million compared with $0.2 million for the three months ended July 31, 2004, due primarily to the effect of increased interest rates. In order to manage interest expense on our convertible debt, the Company as two interest-rate swap agreements in effect, which have the economic effect of modifying the fixed interest obligations associated with our convertible debt so that the interest payable on the majority of the debt effectively becomes variable. The rate on the interest rate swap agreement covering $155.3 million of the 2.25% Convertible Notes is based on the six-month London Interbank Offered Rate (LIBOR) minus 152 basis points, is reset semiannually on February 15 and August 15 of each year until maturity on February 15, 2010, and was 1.49% as of July 31, 2005. The rate on the interest rate swap agreement covering $75 million of the 3% Convertible Notes is based on the three-month LIBOR plus 69.5 basis points, is reset quarterly on January 31, April 30, July 31, and October 31 of each year, and was 4.375% as of July 31, 2005. Significant increases in interest rates in future periods could significantly increase interest expense.

Provision for Income Taxes. The Company has recorded tax expense for the three months and six months ended July 31, 2005 even though the pre-tax result on the books is a loss. This is due primarily to taxes payable in foreign jurisdictions where the net taxable income of our branch and subsidiary operations is projected to be positive, as well as state taxes where there are insufficient tax operating losses to offset allocable taxable income. No federal tax benefit is recorded for the current quarter loss because the Company has established a valuation allowance against its entire domestic net deferred tax asset and management believes available evidence indicates that sufficient income is not expected in subsequent interim periods to realize any such benefit. The calculation of income tax expense or benefit for the current period is based in part on estimates of future results and projections of taxable income for the full fiscal year in each jurisdiction in which the Company operates. These projections could be affected by such factors as future changes in tax law or implementation of possible tax planning strategies.

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

Liquidity and Capital Resources

At July 31, 2005, cash and cash equivalents, short- and long-term investments were approximately $339 million compared to approximately $310 million as of January 31, 2005. The July 31, 2005 balance includes approximately $9 million of restricted cash, classified as long-term, that we are required to maintain in relation to the interest rate swap we have executed in connection with our convertible debt. We invest excess cash predominantly in debt and equity instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than three years with the intent to make such funds readily available for operating purposes, including expansion of operations and potential acquisitions or other transactions.

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

In summary, our cash flows were:

	Six Months Ended July 31,
Source (use) (in thousands)	2005	2004
Net cash provided by (used in) operating activities	$(6,783)	$15,630
Net cash provided by (used in) investing activities	45,753	(27,558)
Net cash provided by (used in) financing activities	(5,344)	1,078

Cash used in operating activities of $6.8 million for the six months ended July 31, 2005 consists of our net loss adjusted for non-cash charges (including depreciation, amortization, deferred compensation and inventory-related charges) and changes in working capital and other activities. Working capital items include accounts receivable, inventories, other current and non-current assets, accounts payable, accrued liabilities and deferred revenue. Accounts receivable was a use of $10.0 million in cash for the first six months of fiscal year 2005 compared to a source of $9.1 million in cash for the first six months of fiscal 2004. Days sales outstanding (DSO) was 72 days and 50 days for the six months ended July 31, 2005 and 2004, respectively. The change between years is the result of the CNT acquisition and the mix of customers which drive longer collection cycles.

Cash provided by investing activities of $45.8 million for the six months ended July 31, 2005 consists of $40.4 million in cash recognized from the CNT acquisition, net of $6.9 million in acquisition costs, as well as $9.9 million in proceeds from investment sales and maturities (net of purchases), partially offset by $6.8 million of capital expenditures. For the six months ended July 31, 2004, $27.6 million of cash used in investing activities consists of approximately $17.7 million in cash used for investment purchases (net of sales and maturities) and approximately $9.8 million of capital expenditures.

Cash used in financing activities of $5.3 million for the six months ended July 31, 2005 was primarily due to the stock repurchase program. For the six months ended July 31, 2004, net cash provided by financing activities of $1.1million consists primarily of proceeds from the exercise of stock options and the employee stock purchase plan.

Off-Balance Sheet Arrangements

Other than facility and equipment leasing arrangements classified as operating leases, the Company does not engage in off-balance sheet financing activities.

Ordinary Course Purchase and Sale Agreements

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

In addition, the majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company evaluates and estimates losses from such indemnification under SFAS No. 5, “Accounting for Contingencies”, as interpreted by FASB Interpretation No. 45 (FIN 45). To date, the Company has not incurred any material costs as a result of such obligations and has not accrued any liabilities related to such indemnification and guarantees in our financial statements.

Sale of Lumberton, New Jersey Manufacturing Operations

As described in Note 15, on June 24, 2005 the Company entered into a series of agreements with Solectron in connection with the sale of manufacturing operations and transfer of assets related to its Lumberton, New Jersey production facility. As part of the Asset Purchase Agreement between the Company and Solectron, the Company has made a number of representations and has agreed to indemnify the buyer and hold them harmless from certain losses suffered in connection with their purchase of assets and assumption of liabilities of the Lumberton facility. Although, there are no maximum potential indemnification amounts stated in the agreement for these representations, based on facts currently available, management estimates the maximum potential amount of payments that could be required under these representations to be $5.3 million. Based on the probability of having to make payments under any one of the representations, management has calculated potential discounted future cash flows of approximately $400,000, which has been recorded in the accompanying financial statements as a liability assumed in the acquisition of CNT, in accordance with FIN 45.

SPX Tax Sharing Agreement

Inrange Technologies Corporation (Inrange) is subject to a tax sharing agreement with SPX Corporation (SPX) relating to previous tax years when Inrange was part of the SPX consolidated tax group (the SPX Agreement). Inrange was acquired by CNT from SPX in May 2003. When CNT merged with McDATA, Inrange became a subsidiary of McDATA.

Pursuant to the SPX Agreement, if the Internal Revenue Service (IRS) makes an adjustment to Inrange losses utilized in previous tax years by the SPX consolidated group, Inrange must compensate SPX for the lost tax benefits. The IRS is currently examining tax returns filed by SPX for certain years that Inrange was included in the SPX consolidated return. At this time, we are not aware of any issues raised during the audit that would require Inrange to compensate SPX for lost tax benefits.

Commitments

Purchase Commitments

The Company has contracted with Sanmina SCI Systems, Inc. (SSCI), Solectron Corporation (Solectron) and others (collectively, Contract Manufacturers) for the manufacture of printed circuit boards and box build assembly and configuration for specific multi-protocol directors and switches. The agreements require the Company to submit purchasing forecasts and place orders sixty calendar days in advance of delivery. At July 31, 2005, the Company’s commitment with our Contract Manufacturers for purchases over the next sixty days totaled $68.1 million, and $23.0 million for commitments beyond 60 days. The Company may be liable for materials that the Contract Manufacturers purchase on McDATA’s behalf if the Company’s actual requirements do not meet or exceed its forecasts and those materials cannot be redirected to other uses. We may also be liable for materials that certain component suppliers or product manufacturers have produced or made available to us if our actual requirements do not meet or exceed minimums that we have committed to purchase. At July 31, 2005, the company had recorded approximately $6.0 million of purchase obligations that we believe is excess or obsolete and cannot be redirected to other uses. Management does not expect the remaining commitments under these agreements to have a material adverse effect on the Company’s business, results of operations, financial position or cash flows.

Convertible Notes

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

On June 1, 2005, effective upon the consummation of the Merger, the Company fully and unconditionally guaranteed the $124,350,000 3.00% Convertible Subordinated Notes due February 15, 2007 previously issued by CNT (3.00% Notes), and became a co-obligor on the Notes with CNT and the Notes became convertible into the Company’s Class A Stock at a price of approximately $14.75 per share (aggregate of approximately 8.4 million shares) at any time prior to maturity on February 15, 2007, all pursuant to the terms of the Supplemental Indenture. All other terms of the Notes remained unchanged. The 3.00% Notes may be redeemed upon payment of the outstanding principal balance, accrued interest and a make whole payment if the closing price of the Class A Stock exceeds 175% of the conversion price for at least twenty (20) consecutive trading days within a period of thirty (30) consecutive trading days ending on the trading day prior to the date of the mailing of the redemption notice. The make whole payment represents additional interest payments that would be made if the 3.00% Notes were not redeemed prior to their due date. Interest is payable on February 15 and August 15 of each year while the 3.00% Notes are outstanding. Payment of the notes will also accelerate upon certain events of default.

In order to manage interest expense on our convertible debt, the Company has two interest-rate swap agreements in effect, which have the economic effect of modifying the fixed interest obligations associated with our convertible debt so that the interest payable on the majority of the debt effectively becomes variable. In July 2003, we entered into an interest rate swap agreement covering $155.3 million of the 2.25% Convertible Notes which is based on the six-month London Interbank Offered Rate (LIBOR) minus 152 basis points. This rate on this swap agreement is reset semiannually on February 15 and August 15 of each year until maturity on February 15, 2010, and was 1.49% as of July 31, 2005. This rate was reset on August 15, 2005 to 2.51%. Prior to the merger, CNT entered into an interest rate swap agreement covering $75 million of the 3% Convertible Notes which is based on the three-month LIBOR plus 69.5 basis points. This rate is reset quarterly on January 31, April 30, July 31, and October 31 of each year until maturity on February 15, 2007, and was 4.375% as of July 31, 2005. Increases in interest rates could significantly increase the interest expense we are obligated to pay under the interest-rate swap agreement in future periods. The swap was designated as a fair value hedge and, as such, the gain or loss on the derivative instrument, as well as the fully offsetting gain or loss on the Notes attributable to the swap, were recognized in earnings. We are also required to post collateral based on changes in the fair value of the interest rate swap. This collateral, in the form of restricted cash, was $8.9 million as of July 31, 2005 and $5.0 million as of January 31, 2005.

Headquarters Lease Commitment

On September 9, 2004, McDATA entered into a triple net office lease with Ridge Parkway Associates, LLC, a Delaware limited liability company for the future lease of office space at 11802 Ridge Parkway, Building 2, Broomfield, Colorado (the “New Premises”). The Company intends to begin moving its current world headquarters location at 380 Interlocken Crescent, Broomfield, Colorado 80021 to the New Premises early in 2006 with the lease commencing in February of 2006. The Company’s current headquarter’s office lease expires at the end of April 2006. The term of the new lease is for 11 years (with two 5 year renewal options) and is at market lease rates that are substantially lower than the current lease rate paid by the Company. The base annual lease rates per rentable square foot for the New Premises range from $0 in the first year to $14.15 in the last year of the lease, plus normal operating expenses. The Company has begun recognizing rent expense in July 2005 upon the start of the build-out of the premises. In addition, the Company has an option to purchase the New Premises at varying amounts until December 31, 2005. The lease and option to purchase have customary terms and conditions. Since the lease agreement does not limit the Company’s total potential expenditures related to this project, the Company is deemed to be the accounting owner of the project, and therefore total project costs incurred to date by all parties have been reflected as Construction in progress – leased assets, and as Non-cash obligations for construction in progress—lease facilities in the long term liability section of the accompanying balance sheet.

Contractual Obligations

The following table summarizes our contractual obligations (including interest expense) and commitments as of July 31, 2005 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Convertible subordinated debt	296,850	—	124,350	172,500	—
Interest on convertible subordinated debt	26,067	7,581	11,612	6,874	—
Non-cancelable operating leases	79,092	13,657	31,990	11,030	22,415
Non-cancelable purchase agreements	91,145	68,171	22,974	—	—
Capital leases, including interest	8,784	2,042	5,920	822	—

Total contractual obligations	501,938	91,451	196,846	191,226	22,415

Recent Accounting Pronouncements

In December, 2003, the FASB issued an exposure draft of its proposed amendment to SFAS No. 128, “Earnings Per Share” (SFAS 128), which specifies the calculation of earnings per share (EPS). This Statement eliminates the provision of SFAS No. 128 that allows issuing entities to overcome the presumption that certain contracts that may be settled in cash or shares will be settled in shares. Lastly, this Statement requires that shares to be issued upon conversion of a mandatorily convertible security be included in the computation of basic EPS from the date that conversion becomes mandatory. The FASB made further modifications to this exposure draft and plans to reissue it in the third quarter of 2005, with the final statement expected to be issued in the first quarter of 2006. The Company has not yet determined the potential future impact of the proposed amendment on its consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Cost—An Amendment of ARB 43, Chapter 4,” to clarify that abnormal amounts of certain costs should be recognized as period costs. This Statement is effective for fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of SFAS 151 will have a material effect on its financial position, results of operations, or cash flows

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision of Statement of Financial Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, (SFAS No. 123R). SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Originally, SFAS No. 123R was effective for interim reporting period that begins after June 15, 2005. In April 2005, the SEC announced the deferral of the required effective date. The SEC rule provides that SFAS 123R is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005. The Company is in the process of determining the effect that adopting SFAS No. 123R will have on its financial position, results of operations, and cash flows.

In December 2004, the FASB issued Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations, subject to certain limitations. This Staff Position allows companies additional time beyond the financial reporting period of enactment to evaluate the effect of the Act. The Company has up to $1.3 million in foreign earnings potentially eligible for repatriation under this provision with a related income tax effect of up to $70,000, and is currently evaluating the benefits of this provision.

In May 2005, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 154, Accounting Changes and Error Corrections (FAS 154), which requires the direct effects of voluntary accounting principle changes to be retrospectively applied to prior periods’ financial statements. The Statement does not change the transition provisions of any existing accounting pronouncements, but would apply in the unusual instance that a pronouncement does not include specific transition provisions. FAS 154 maintains existing guidance with respect to accounting estimate changes and corrections of errors. The Statement is effective for the Company beginning in fiscal year 2006. Adoption is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

In June 2005, FASB finalized FASB Staff Positions (FSP) No. 143-1, “Accounting for Electronic Equipment Waste Obligations”. This FSP addresses accounting by commercial users and producers of electrical and electronic equipment, in connection with Directive 2002/96/EC on Waste Electrical and Electronic Equipment issued by the European Union on February 13, 2003 (Directive). This Directive requires EU-member countries to adopt legislation to regulate the collection, treatment, recovery, and environmentally sound disposal of electrical and electronic waste equipment, and sets forth certain obligations relating to covering the cost of disposal of such equipment by commercial users. Producers will also be required to cover the cost of disposal of such equipment by private household users. The FSP sets forth accounting for such obligations by commercial users and producers, with respect to SFAS No. 143, “Asset Retirement Obligations” and the related FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, since this type of obligation is an asset retirement obligation. The guidance of this FSP shall be applied in the first reporting period after the date of the adoption of the law by the applicable EU-member country. The Company has not yet determined the effect, if any, of this FSP on its financial position, results of operations, or cash flows.

In June 2005, the FASB finalized FSP No. 150-5, “Issuer’s Accounting under Statement 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable”. This FSP addresses whether freestanding warrants and other similar instruments on shares that are redeemable (either puttable or mandatorily redeemable) would be subject to the requirements of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150), regardless of the timing of the redemption feature or the redemption price. The Company has not yet determined the effect, if any, of the FSP on its financial position, results of operations, or cash flows.

In June 2005, the FASB ratified the Emerging Issues Task Force (EITF) consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (EITF 05-6). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized, based on facts available as of the date of the business combination or purchase, over the shorter of the useful life of the assets or a term that includes renewals that are reasonably assured. The EITF is effective for the Company’s third quarter 2005. The Company does not believe that the adoption of EITF 05-6 will have a material effect on its financial position, results of operations or cash flows.

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

Revenue Recognition

The Company recognizes revenue when four basic criteria are met: (a) persuasive evidence of an arrangement exists (b) products are delivered or services rendered (c) the sales price is fixed or determinable and (d) collectibility is probable.

Product Revenue

Revenue from product sales to our resellers and end-user customers is recognized when title and risk of loss transfer to the customer, generally at the time the product is delivered. Revenue from product sales to our OEMs and distributors is recognized when title and risk of loss transfer to the customer in accordance with the master agreement, generally upon sell-through to the end-user. With respect to revenue from our configured products, we request evidence of sell-through from our OEM and distributor partners prior to recognizing revenue. In situations where our OEM and distributor partners refuse to provide sell-through information when requested, but all the criteria under SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” (SAB No. 104) have been met, we recognize revenue for such configured products. These configured products represent high value, customized solutions of directors, cabinets and various combinations of port cards ordered by our OEM and distributor partners as required by the end user.

Non-configured products and components, such as our switch products, UltraNet extension products, additional port cards, and FlexPort upgrades, are recognized as revenue when the criteria for SAB No. 104 (as discussed above) have been met, generally at time of shipment

Revenue is reduced for estimated customer returns, price protection, rebates, and other offerings that occur under sales programs established with the Company’s OEMs, distributors and resellers. If actual credits received by our partners for returns or price protection and inventory rotation actions were to deviate significantly from our estimates, which are based on historical experience, our revenue could be adversely affected.

The Company accrues for estimated warranty costs at the time of revenue recognition based on its experience.

Service Revenue

Revenue from support or maintenance contracts is recognized ratably over the contractual period. Amounts invoiced to customers in excess of revenue recognized on these contracts are recorded as deferred revenue until all revenue recognition criteria are met. Revenue from professional services is recognized when such services are performed.

Software Revenue

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

Multiple Elements

We enter into certain arrangements where we are obligated to deliver multiple products and/or services. In transactions that include multiple products, services and/or software, the Company allocates the revenue to each element based upon their VSOE of the fair value of the element (or in the absence VSOE, the residual method). VSOE of the fair value for an element is based upon the price charged when the element is sold separately. Revenue allocated to each element is then recognized when the basic revenue recognition criteria is met for each element.

Deferred Revenue

Total deferred revenue consists primarily of unearned revenue from our customer support or maintenance contracts on our software and hardware products. These contracts are billed and collected either upfront or annually at the beginning of each service period. We recognize revenue from these contracts ratably over the contractual period, generally one to three years. As of July 31, 2005, deferred revenue also includes a $3.6 million fee associated with the joint development and marketing agreement with QLogic. Due to an amendment in July 2005 to the original contract with Qlogic, this amount will be recognized as revenue through January 31, 2008.

The remaining portion of deferred revenue represents deferred revenue related to billings and collections for which one or more of the four basic criteria under SAB No. 104 and SOP No. 97-2, as amended, have not been met. These balances are all classified as short-term on the balance sheet as all four criteria have historically been met in less than twelve months.

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

Additionally, we have certain purchase commitments with our Contract Manufacturers and other suppliers that are non-cancelable. We may be liable for materials that our third-party manufacturers purchase on our behalf if our actual requirements do not meet or exceed our forecasts and those materials cannot be redirected to other uses by the Contract Manufacturers. We may also be liable for materials that certain component suppliers or product manufacturers have produced or made available for us if our actual requirements do not meet or exceed minimums that we have committed to purchase. We evaluate these open purchase commitments in light of our current inventory on hand, expected demand, market conditions and new product introductions. Based on this information, we record purchase obligations for inventory we believe is excess or obsolete and cannot be redirected to other uses by our contract manufacturers or other suppliers. At July 31, 2005, the Company’s commitment with our Contract Manufacturers for purchases over the next 60 days totaled $68.1 million, and $23.0 million for commitments beyond 60 days. At July 31, 2005, the company had recorded approximately $6.0 million of purchase obligations that we believe is excess or obsolete and cannot be redirected to other uses.

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

Income Taxes

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We are required to estimate our income taxes in each jurisdiction where we operate. This process involves estimating our actual current income tax expense together with assessing temporary differences resulting from items that have different timing or treatment for income tax and financial accounting purposes. These differences result in deferred tax assets and liabilities. The calculation of income tax expense or benefit for the current period is based in part on estimates of future results and projections of taxable income for the full fiscal year in each jurisdiction in which the Company operates. These projections could be affected by such factors as future changes in tax law or implementation of possible tax planning strategies.

If management determines that it is more likely than not that some or all of the deferred tax assets will not be realized, then a valuation allowance is established against that portion of the deferred tax assets. In evaluating the need for a valuation allowance, we assessed the likelihood that our net deferred tax assets will be recovered from future taxable income. We have considered past operating losses, cumulative losses for financial accounting in recent years, estimated future taxable income and our ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. After considering all available evidence, both positive and negative, management concluded, after applying the provisions of SFAS No. 109, that it is more likely than not that we will not be able to realize our deferred tax assets in the future. Therefore, a valuation allowance has been established against the

Company’s net deferred tax asset. The establishment of the valuation allowance does not impair our ability to use the deferred tax assets upon achieving profitability.

The portion of the valuation allowance relating to the acquisitions of CNT and Nishan is applied as an increase to the basis of other assets from the acquired companies (primarily goodwill) instead of a charge against net income. If this portion of the valuation allowance is released in subsequent periods, goodwill will decrease by a like amount and we will record a charge to tax expense when the related deferred tax asset is realized.

We are subject to audit by federal, state and foreign tax authorities. These audits may result in additional tax liabilities. We account for such contingent liabilities in accordance with SFAS No. 5, “Accounting for Contingencies”, and believe that we have appropriately provided for taxes for all years. Several factors drive the calculation of our tax reserves including (i) the expiration of statutes of limitations, (ii) changes in tax law and regulations, and (iii) settlements with tax authorities. The occurrence of any of these events may result in adjustments to our reserves, which could impact our reported financial results.

Valuation of Long-Lived Assets Including Goodwill and Purchased Intangible Assets

We perform an annual impairment test for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Goodwill is evaluated for impairment at least annually (beginning with the first anniversary of the acquisition date) and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable based on the fair value of the reporting unit to which the goodwill relates. We performed a goodwill impairment test during our first fiscal quarter for the balance as of April 30, 2005 and determined that no impairment loss should be recognized. In the event that business conditions change and/or our market value were to drop significantly, future tests may result in a need to record a loss due to write down of the value of goodwill. At July 31, 2005, goodwill recorded in the consolidated balance sheet totaled $264.1 million.

Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets. The Company reviews long-lived assets, including intangibles and property and equipment for impairment whenever there is an indication that the carrying amount may not be recoverable from future estimated cash flows

Capitalized Software Development Costs

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

Cautionary Statements—Risk Factors

Our Quarterly Revenues and Operating Results Have Historically Fluctuated for a Number of Reasons, Which Has Also Caused Our Stock Price to Fluctuate

Quarterly revenues and operating results from continuing operations have varied significantly in the past due to a number of factors, which has caused our stock price to fluctuate. The primary factors that have historically affected our quarterly financial performance include the following:

•	fluctuations in demand for our products and services;

•	increasing competition from Cisco, Brocade and others which have products similar to ours and the availability of alternative products that can address storage networking needs of customers;

•	potentially negative financial impact related to our acquisition of CNT, and our ability to integrate our sales and marketing efforts;

•	the timing of customer orders, which are often grouped toward the end of a quarter, particularly large orders from our significant customers and whether any orders are cancelled;

•	sales mix among our storage networking products and services;

•	our traditionally long sales cycle, which can range from 90 days to 12 months or more;

•	the fact that our products and services are usually only part of an overall solution that our customers may have problems implementing or obtaining the required components or services from other vendors;

•	our ability to successfully qualify our products with storage OEM’s and our ability to source third party products that we resell;

•	announcements and new product introductions by our competitors and deferrals of customer orders in anticipation of new products, services or product enhancements introduced by us or our competitors;

•	decreases over time in the prices at which we can sell our products;

•	our ability to obtain sufficient supplies of components, including limited sourced components, and products we supply at reasonable prices, or at all;

•	communication costs and the availability of communication lines;

•	increases in the prices of the components and supplied products we purchase;

•	under utilization of consultants;

•	our ability to attain and maintain production volumes and quality levels for our products;

•	increased expenses, particularly in connection with our strategy to continue to expand our relationships with the parties with whom we have entered into strategic relationships; and

•	general economic and political conditions and related customer budget constraints.

Accordingly, you should not rely on the results of any past periods as an indication of our future performance. Because most of our expenses are fixed in the short-term or incurred in advance of anticipated revenue, we may not be able to decrease our expenses in a timely manner to offset any unexpected shortfall in revenue.

Changing Market Conditions and Increased Competitive Risks.

The competition in the SAN, MAN, and WAN market for our products, software and solutions has grown and will continue to become more competitive with (a) the recent introduction of competitive products by Cisco and Brocade (b) alternative competitive technologies offered by other network companies that can effectively network storage data, and (c) pricing pressures resulting from this increased competition. As a result of these market changes, we anticipate continued lengthened sales cycles and price erosion in an environment where storage OEM certification of our products may still be required for end-user customer acceptance. Given that a majority of our revenues are derived from our direct-assist sales model with distribution through our channel partners, we are still highly dependent upon our channel partners’ relationships with end-user customers to promote the value of our products. If our channel partners do not promote the value of our products or competitors begin to control end-user customer preference, we may lose sales in key enterprise accounts that would materially adversely affect our revenues. While our recent acquisition of CNT allows us to offer SAN extension products, third party products and services directly to end-user customers, and such offerings are generally not in conflict with our channel partners, we are nonetheless cautious in our sales model to properly manage and leverage the existing channel relationships we have.

We may not be able to successfully compete against existing or potential SAN competitors.

The market for our SAN switching products, software and solutions is highly competitive, especially with the entrance of Cisco into the market in 2002. Our competitors are providing SAN switching hardware, server blade solutions and software that is multi-protocol capable (such as Fibre Channel over IP (FCIP), SCSI over Internet (iSCSI), Internet Fibre Channel (iFCP) and InfiniBand). Our competitors in the this market include Brocade, Cisco, QLogic Corp., Emulex Corporation (which acquired Vixel Corporation), Broadcom Corporation (which acquired the assets of Gadzoox Networks), AppIQ, Fujitsu Softech and others, including storage hardware device providers. Given the market share gain by Cisco, other IP based switching companies such as Juniper,

Extreme, Foundry and others may enter the market for SAN products. Many of our competitors and potential competitors have longer operating histories, greater name recognition, access to larger customer bases, more established distribution channels and substantially greater financial and managerial resources than McDATA. Given the highly competitive market, we anticipate continued lengthened sales cycles and continued downward pricing pressures. To be competitive, we recently acquired CNT to expand our Global Enterprise Data Infrastructure (GEDI) strategy, which is to enable customers to consolidate their data assets in storage networks and to extend the boundary of those networks through network connectivity and distance products (i.e., SAN extension products previously offered by CNT). These products and services are sold directly and through channels partners. Continued or increased competition could result in pricing pressures, reduced sales, reduced margins, reduced profits, reduced market share, further elongating of sales cycles, or the failure of our products to achieve or maintain market acceptance.

We incurred a substantial loss for the six months ended July 31, 2005 and for the fiscal years ended January 31, 2005 and January 31, 2004, and may not be profitable in the future.

We incurred losses of $28.4 million, $20.9 million and $43.1 million, respectively, for the six months ended July 31, 2005 and for the fiscal years ended January 31, 2005 and January 31, 2004. Our future operating results will depend on many factors, including the growth of the SAN market, market acceptance of new products we introduce, demand for our products, levels of product and price competition and our reaching and maintaining targeted costs for our products. In addition, we expect to incur continued significant product development, sales and marketing, and general and administrative expenses. We cannot provide assurance that we will generate sufficient revenue to achieve or sustain profitability.

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

We depend on large distribution and end-user customer relationships.

We depend on EMC, IBM and HDS, for a significant portion of our total revenue. Sales to EMC, IBM and HDS represented approximately 36%, 25% and 7%, respectively, of our revenue for the six months ended July 31, 2005. We anticipate that our future operating results will continue to depend heavily on sales to EMC, IBM and HDS. EMC, IBM and HDS resell products offered by our competitors, and nothing restricts EMC, IBM and HDS from expanding those relationships in a manner that could be adverse to us. Therefore, the loss of either EMC, IBM or HDS as a channel customer, or a significant reduction in sales to either EMC, IBM and HDS could significantly reduce our revenue. While we are aware that Dell sources some of our switch product through EMC, it is unclear whether this mitigates our dependency on EMC. Our product sales agreements with sales partners do not provide for the purchase of a guaranteed minimum amount of product.

With our acquisition of CNT, a significant portion of our total revenue is also dependent on large sale transactions with Fortune 500 customers in the financial services, telecommunications, information outsourcing and retail market segments. Failure to close a large SAN extension or solutions sale with a single end-user customer may adversely affect our revenue in any particular fiscal quarter.

We currently have limited product offerings and must successfully introduce new products (such as the Intrepid 10000) and product enhancements that respond to rapid technological changes and evolving industry standards.

We derive a substantial portion of our revenue from a limited number of products. As a result, we could have a significant decrease in revenue if one of our products lines becomes obsolete, does not obtain and maintain market acceptance or if there is a decrease in demand for our products for any other reason.

For the six months ended July 31, 2005, we derived a significant portion of our revenue from sales of our director-class Intrepid switch products. We expect that revenue from our director-class Intrepid products will continue to account for a substantial portion of our revenue for the foreseeable future. Factors such as performance, market positioning, the availability and price of competing products, the introduction of new technologies and the success of our OEM, reseller and systems integrator customers will affect the market acceptance of our products. Therefore, continued market acceptance of these products and their successor products, along with our Intrepid 10000 Director, are critical to our future success. The Intrepid 10000 Director is currently in qualification testing by EMC. Should EMC not qualify the Intrepid 10000 Director, McDATA’s revenue and financial performance could be adversely affected given its sales concentration with EMC. Further, the sale of other SAN product lines and software may also be adversely affected since the Intrepid 10000 is a key part of the overall SAN solution that we and our channel partners architect for end-user customers.

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

We may not successfully integrate or realize the benefits of the acquisition of Computer Network Technology Corporation.

On June 1, 2005, we acquired CNT. While management believes that such acquisitions are an integral part of our long-term strategy, there are risks and uncertainties related to acquiring companies. The integration of CNT is a complex, time-consuming and expensive process that, without proper planning and implementation, could significantly disrupt our business, controls and procedures. We may not successfully integrate CNT and the failure to meet the challenges involved in integrating the operations of McDATA and CNT successfully or otherwise to realize any of the anticipated benefits of the merger could seriously harm our business. The challenges involved in this integration include, but are not limited to, the following:

•	successfully combining product and service offerings;

•	integrating and coordinating sales and marketing activities;

•	realizing the financial, operational and headcount synergies to improve the overall business model of the company;

•	integrating and coordinating research and development activities to enhance existing or introduce new products and services;

•	preserving customer, distribution, reseller, OEM, manufacturing, supplier and other important relationships of both McDATA and CNT and resolving potential conflicts that may arise;

•	minimizing the diversion of management attention from other strategic opportunities and operational matters;

•	integrating the diverse financial systems of both McDATA and CNT;

•	addressing differences in the business cultures of McDATA and CNT, maintaining employee morale and retaining key employees; and

•	coordinating and combining overseas operations, relationships and facilities, which may be subject to additional constraints imposed by geographic distance, local laws and regulations.

The anticipated benefits of the merger are based on projections and assumptions, including successful integration, not actual experience. In addition to the integration risks discussed above, our ability to realize these benefits could be adversely affected by practical or legal constraints on our ability to combine operations. Finally, if our stock price decreases significantly, this may result in a reassessment of our goodwill (which includes significant goodwill related to the acquisition of CNT) to determine if an impairment is necessary.

Our business is subject to risks from global operations.

We conduct significant sales and customer support operations in countries outside of the United States and also depend on non-U.S. operations of our contract manufacturers, and our distribution partners. Further, we utilize an India based firm, HCL Technologies, to provide certain software engineering services, and our virtualization chip supplier, Aarohi Communications, is also reliant on offshore engineering. We derived approximately 33% of our revenue for the six months ended July 31, 2005, from customers located outside of the United States. We believe that our continued growth and profitability will require us to continue to expand marketing and selling efforts internationally. We have limited experience in marketing, distributing and supporting our products internationally and may not be able to maintain or increase international market demand for our products. In addition, our international operations are generally subject to inherent risks and challenges that could harm our operating results, including:

•	expenses associated with developing and customizing our products for foreign countries and different languages;

•	difficulties in staffing and managing international operations, including recruiting qualified personal in foreign markets and reliance on third parties to manage certain aspects of our foreign operations, including hub inventory locations;

•	unusually high expenses and timeliness with the hiring and termination employees in foreign countries;

•	multiple, conflicting and changing governmental laws and regulations, including difficulty in enforcing our legal rights in foreign jurisdictions;

•	tariffs, quotas and other import or export restrictions, trade protection measures and other regulatory requirements on computer peripheral equipment;

•	longer sales cycles for our products;

•	reduced or limited protections of intellectual property rights;

•	adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries and customers;

•	compliance with international standards that differ from domestic standards;

•	risks surrounding any product and software outsourcing activities in foreign countries; and

•	political, social and economic instability in a specific country or region.

Any negative effects on our international business could harm our business, operating results and financial condition as a whole. To date, a large percentage of our international revenue has been denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and thus less competitive in foreign markets. A portion of our international revenue may be denominated in foreign currencies in the future, which will subject us to risks associated with fluctuations in those foreign currencies.

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

The European Union has finalized the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. This directive is being enacted and implemented by individual European Union governments (such legislation together with the directive, the “WEEE Legislation”), and certain producers are to be financially responsible under the WEEE Legislation beginning in August 2005. In addition, the European Parliament has enacted a requirement for the elimination or reduction of hazardous substances (RoHS). This legislation governs the recovery of such substances as mercury, lead, cadmium, and hexavalent cadmium. We are currently reviewing the applicability of WEEE and RoHS Legislation to our electronic products. Accordingly, we cannot currently estimate the extent of increased costs resulting from the WEEE and RoHS Legislation. Similar legislation may be enacted in other geographies, including federal and state legislation in the United States, the cumulative impact of which could be significant costs.

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

We currently purchase several key components from single or limited sources including IBM and LSI Logic. We purchase application specific integrated circuits (ASICs), special purpose processors and power supplies from single sources, and gigabit interface converters and optic transceivers from limited sources. Additional sole or limited sourced components may be incorporated into our products in the future. Delays in the delivery of components for our products could result in delays or the inability to meet our customers’ demands and result in decreased revenue. We do not have any long-term supply contracts to ensure sources of supply of components. In addition, our suppliers may enter into exclusive arrangements with our competitors, stop selling their products or components to us at commercially reasonable prices or refuse to sell their products or components to us at any price, which could harm our operating results. Further, we have purchased components from our suppliers from time to time that have been subsequently found not to meet the supplier’s published specifications. If our suppliers are unable to provide (or we are unable otherwise to obtain) components for our products on the schedule and in the quantities and quality we require, we will be unable to manufacture our products. We have experienced and may continue to experience production delays and quality control problems with certain of our suppliers, which, if not effectively managed, could prevent us from satisfying our production requirements. If we fail to effectively manage our relationships with these key suppliers, or if our suppliers experience delays, disruptions, capacity constraints or quality control problems in their manufacturing operations, our ability to manufacture and ship products to our customers could be delayed, and our competitive position, reputation, business, financial condition and results of operations could be seriously harmed.

The loss of our contract manufacturers, or the failure to forecast demand accurately for our products or to manage our relationship with our contract manufacturers successfully, would negatively impact our ability to manufacture and sell our products.

We rely on Sanmina SCI, Inc. (SSCI), Solectron Corporation, together our contract manufacturers, to manufacture our products. Our contract manufacturers are not obligated to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order. In addition, our contract manufacturers do not guarantee that adequate capacity will be available to us within the time required to meet additional demand for our products. We generally place forecasts for products with our contract manufacturers approximately four to five months prior to the anticipated delivery date, with order volumes based on forecasts of demand for our products. We generally place purchase orders sixty calendar days in advance of delivery. If we fail to forecast demand for our products accurately, we may be unable to obtain adequate manufacturing capacity from our contract manufacturers to meet our customers’ delivery requirements or unexpected increases in customer purchase orders. As a result, we may not be able to benefit from any incremental demand and could lose customers. If we over-estimate demand for our product, we may accumulate excess inventories and obligations to our contract manufacturers under binding purchase orders in excess of our needs. . At July 31, 2005, the Company’s commitment with our Contract Manufacturers for purchases over the next 60 days totaled $68.1 million, and $23.0 million for commitments beyond 60 days.

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

Our ability to successfully implement our business plan, develop and offer products, and manage expansion in a rapidly evolving market requires a comprehensive and effective planning and management process. We continue to increase the scope of our operations domestically and internationally. In addition, in September 2003, we acquired Sanera and Nishan and in June 2005, we acquired CNT, which significantly increased the size of our operations. Our growth in business and relationships with customers and other third parties has placed, and will continue to place, a significant strain on management systems, resources, intercompany communication and coordination. As we grow, our failure to maintain and to continue to improve upon our operational, managerial and financial controls, reporting systems, processes and procedures, and/or our failure to continue to expand, train, and manage our work force worldwide, could seriously harm our business and financial results.

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

We are a defendants in class action lawsuits and we may be subject to further litigation in the future which could seriously harm our business.

As more fully set forth our Consolidated Financial Statements, we are a defendant in several class action lawsuits. We may become subject to additional class action litigation following a period of volatility in the market price of our common stock. Securities class action litigation results in substantial costs and diverts the attention of management and our resources and seriously harms our business, financial condition and results of operations. In addition, and as a result of the CNT acquisition, CNT and its subsidiaries are involved in various lawsuits that we are now defending against. Defense costs, an adverse judgment or even a significant settlement of these lawsuits may adversely affect our financial results in any given fiscal quarter.

We have an uneven sales pattern.

Our quarterly operating results may vary due to the following factors:

•	the size, timing, terms and fluctuations of customer orders, which are often grouped toward the end of a calendar quarter, particularly large orders from EMC, IBM or HDS;

•	pricing discussions late in a quarter and a limited capability to ramp shipments near the end of that quarter;

•	sales mix among our storage network products and services;

•	fluctuations in our direct sales to customers;

•	our ability to attain and maintain market acceptance of our existing product and new products;

•	seasonal fluctuations in customer buying patterns;

•	the timing of the introduction of, or enhancement to, products by us, our significant OEM or reseller customers or our competitors (e.g., transition to higher speed, higher port density and multi-protocol products);

•	our ability to obtain sufficient supplies of third party products or single- or limited-source components for our own products; and

•	increased operating expenses, particularly in connection with our strategies to increase customer touch and purchase preference for our products or to invest in research and development.

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

Our OEMs, reseller and systems integrator customers typically conduct significant evaluation, testing, implementation and quality acceptance procedures before they begin to market and sell new solutions that include our products. This evaluation process is lengthy and may extend up to one year or more. This process is complex and may require significant sales, marketing and management efforts on our part. This process becomes more complex as we simultaneously qualify our products with multiple customers. As a result, we may expend significant resources to develop customer relationships before we recognize revenue, if any, from these relationships. Products that are not qualified by storage and system OEMs and resellers may not gain market acceptance. Our OEM and reseller customers have multiple sources for products similar to ours, and as such, may not qualify our products for any number of reasons.

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

Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development of new products and expansion of sales and marketing, the timing of new product introductions and enhancements to existing products, any acquisitions of businesses, and market acceptance of our products. With changes in operating and industry expectations, we could require, or could elect, to seek additional funding including accessing the equity and debt markets. Moreover, we may have difficulty obtaining additional financing and our ability to obtain financing will be dependent on our operating performance.

McDATA has guaranteed the payment of principal and interest on approximately $124.4 million principal amount of CNT’s 3% subordinated convertible notes due 2007. In addition, McDATA has $172.5 million principal amount of outstanding 2 1/4% subordinated convertible notes due 2010. Unless the price of our common stock increases significantly so that the holders of the convertible notes find it economically advantageous to exercise the conversion feature and receive common stock in lieu of a cash payment of the principal amount and any accrued interest, we may have to repay the debt in cash. At present, we have sufficient resources to satisfy these obligations as they mature. However, in the future, we may lack the resources to satisfy these obligations as they mature, and there can be no assurance that we will possess the resources or be able to secure the resources to satisfy these obligations on commercially reasonable terms, if at all. Any failure by us to satisfy these obligations when due would have a material adverse effect on our business.

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

Providing Telecommunications Services to Our Customers Subjects Us to New Risks.

Our provision of telecommunications and bandwidth to our customers subjects us to various risks. First, telecommunications networks and circuits can fail which would make it difficult for us to attract and retain clients. In addition, we may experience difficulty in obtaining or developing circuits to provide to our clients. The telecommunications industry is heavily regulated by state and federal governments, and changes in these regulations could make it difficult for us to compete. In addition, the regulatory framework under which we operate and new regulatory requirements or new interpretations of existing regulatory requirements could require substantial time and resources for compliance, which could make it difficult for us to operate our business. Such regulation could also impede our ability to enter into change-of-control transactions.

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

In October 1997, and in connection with the reorganization of our business, we entered into certain agreements with EMC relating to our business relationship with EMC. In addition, we have entered into agreements with EMC relating to our relationship with EMC after the completion of our initial public offering in August 2000 and the distribution by EMC of our Class A common stock in February 2001. We have also entered into an OEM Purchase and License Agreement with EMC that governs EMC’s purchases of our products and grants EMC rights to use, support and distribute software for use in connection with these products. The agreement does not provide for the purchase of a guaranteed minimum amount of product. These agreements were negotiated and made in the context of our prior parent-subsidiary relationship. As a result, some of these agreements may have terms and conditions, including the terms of pricing, that are less beneficial to us than agreements negotiated with unaffiliated third parties. Sales and services revenue pursuant to these agreements with EMC represented approximately 36% of our revenue for the six months ended July 31, 2005. In addition, in some instances, our ability to terminate these agreements is limited, which may prevent us from being able to negotiate more favorable terms with EMC or from entering into similar agreements with third parties.

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

Interest Rate Risk

We earn interest income on both our cash and cash equivalents and our investment portfolio. Our investment portfolio generally consists of readily marketable investment-grade debt securities of various issuers and maturities ranging primarily from overnight to three years. All investments are denominated in U.S. dollars and are classified as “available for sale.” These instruments are not leveraged, and are not held for trading purposes. As interest rates change, the amount of realized and unrealized gain or loss on these securities will change. The quantitative and qualitative disclosures about market risk are discussed in Item 7A—Qualitative and Quantitative Disclosure About Market Risk, contained in our Form 10-K for fiscal year 2004.

Our convertible subordinated debt is subject to a fixed interest rate and the notes are based on a fixed conversion ratio into Class A common stock. The Company has two interest rate swap agreements covering its convertible debt. The first was entered into by the Company in July 2003 covering $155.3 million of its 2.25% Convertible Notes and is set at six-month LIBOR minus 152 basis points, and the second was assumed in the acquisition of CNT which covers $75.0 million of the 3.00% Convertible Notes previously issued by CNT and is set at three month LIBOR plus 69.5 basis points. Both agreements have the economic effect of modifying the fixed interest obligations associated with the notes so that the interest payable on the majority of the notes effectively becomes variable. If interest rates on this variable rate debt were to increase or decrease, our annual interest expense would increase or decrease accordingly. This increased or decreased interest expense would be partially offset by the effects of these interest rate changes on our cash and investment portfolio. The 2.25% Notes are not listed on any securities exchange or included in any automated quotation system; however, the notes are eligible for trading on the PortalSM Market. On July 31, 2005, the approximate bid and ask prices per $100 of our 2.25% Convertible Notes was $85.50 and $86.50, respectively, resulting in an aggregate fair value of between $147.5 million and $149.2 million. On July 31, 2005, the approximate bid and ask prices per $100 of our 3.00% Convertible Notes was $95.00 and $96.00, respectively, resulting in an aggregate fair value of between $118.1 million and $119.4 million. Our Class A common stock is quoted on the Nasdaq National Market under the symbol, “MCDTA.” On September 8, 2005, the last reported sale price of our Class A common stock on the Nasdaq National Market was $5.15 per share.

Foreign Currency Exchange Risk

We operate sales and support offices in several countries. We are exposed to market risks related to fluctuations in foreign exchange rates because some sales transactions, and the assets and liabilities of our foreign subsidiaries, are denominated in foreign currencies, primarily the euro and British pounds sterling. As of July 31, 2005, we had no open forward exchange contracts.

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

A small portion of our cash is invested in higher yielding investments, and within those investments there may be small amounts invested in derivative financial instruments. These investments are diminimus relative to our overall cash portfolio, and are not subject to any risk beyond our principal investment. We mainly invest our cash, cash equivalents and marketable securities in investment grade, highly liquid investments, consisting of money market instruments, bank certificates of deposits, government obligations and corporate debt instruments.

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

In January 2004, CNT entered into an interest-rate swap agreement with Credit Suisse First Boston (CFSB). Subject to the movement in interest rates, we could be exposed to credit risk arising out of net interest payments due to us from CFSB. Based on our review of the possible movement interest rates and the credit strength of CFSB, we have concluded that we do not have a material exposure to credit risk as a result of this interest-rate swap

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of McDATA Corporation (Management), including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. As a result, the Company’s CEO and CFO have concluded that, based upon the evaluation of disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act), the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

The Company’s Management, with the participation of the CEO and CFO, have evaluated whether any change in the Company’s internal control over financial reporting occurred during the second quarter of fiscal 2005. Based on that evaluation, Management concluded that there has been no change in the Company’s internal control over financial reporting during the second quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the changes to the finished goods inventory controls noted below.

CNT’s Material Weakness on Inventory Controls.

As previously disclosed in Item 1 of this Quarterly Report on Form 10-Q, the Company consummated the merger transaction with CNT on June 1, 2005. In CNT’s Annual Report on Form 10-K, filed with the SEC on April 14, 2005, the management of CNT based upon an evaluation of the effectiveness of the design and operation of CNT’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) concluded that CNT did not maintain effective internal control over financial reporting as of January 31, 2005, because of the following material weaknesses in CNT’s internal control over financial reporting:

•	Procedures reconciling CNT’s offsite finished goods inventory to the general ledger were not adequate to ensure that the general ledger amounts represented actual offsite finished goods inventory. Specifically, CNT’s personnel were not adequately trained in CNT’s policies and procedures for physically tracking and recording changes to offsite finished goods inventory.

•	CNT’s information technology access controls were not designed to prevent CNT personnel from accessing inventory accounting information and initiating erroneous accounting entries affecting amounts recorded as finished goods inventory.

Subsequent to the identification of the material weaknesses, additional procedures were implemented to: 1) enhance the reconciliation of offsite finished goods to ensure that all reconciling items are identified and properly investigated on a timely basis, and 2) assure that personnel assigned to cost accounting responsibilities have adequate experience and proper training. In addition, information technology access controls were redesigned to restrict access to information technology programs and data that may be used to adjust finished goods inventory amounts.

McDATA’s Control Deficiency on Purchase Accounting

During the review and testing of the internal controls performed after the end of the fiscal quarter July 31, 2005, a control deficiency related to the purchase accounting treatment of the CNT acquisition was identified. If this control deficiency had not been detected, the Company’s ability to accurately record purchase accounting adjustments for the CNT acquisition may have been adversely affected. Accordingly, such control deficiency may be viewed as a significant deficiency under applicable accounting guidance. Subsequent to the identification of this significant deficiency, additional procedures were promptly implemented prior to the filing of this Form 10-Q so as to improve management’s control process for reviewing the completeness and accuracy of all purchase accounting adjustments for the CNT acquisition.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company repurchased its stock during the second fiscal quarter ended July 31, 2005, all as more fully described in the table provided below. The Company’s Board of Directors has authorized a plan for the Company to repurchase its common stock (Class A, Class B or a combination thereof). During fiscal 2004, the Board of Directors renewed the plan and reauthorized the repurchase of up to $50 million of its common shares. This repurchase plan (which expired on September 1, 2005) allowed the Company to repurchase shares on the open market, in negotiated transactions off the market, or pursuant to a Rule 10b5-1 plan adopted by the Company. The Company adopted a Rule 10b5-1 plan in September 2004, which allows the Company to repurchase its shares during a period in which the Company is in possession of material non-public information, provided the Company communicates share repurchase instructions to the broker at a time when the Company was not in possession of such material non-public information.

Repurchases of Stock During the Fiscal Quarter

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)*		Total number of shares (or units) purchased as part of publicly announced plans or program	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs**
May 1-31, 2005	760,986 Class A		$3.07	760,986 Class A	$37.37 Million
May 1-31, 2005	741,471 Class B		$2.98	741,471 Class B	$35.16 Million
June 1-30, 2005	—	$	N/A	—	$35.16 Million
July 1-31, 2005	—	$	N/A	—	$35.16 Million

	1,502,457			1,502,457

(*)	Inclusive of commissions.
(**)	No more than $50 million of Class A common stock, Class B common stock or a combination thereof may be purchased during the period September 2004 to September 2005.

ITEMS 3, 4 and 5 are not applicable and have been omitted.

ITEM 6.	Exhibits

(a)	Exhibits filed for the Company through the filing of this Form 10-Q.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McDATA CORPORATION

By:	/s/ SCOTT BERMAN
Scott Berman
Senior Vice President of Finance and Chief Financial Officer

By:	/s/ KEVIN MAMMEL
Kevin Mammel
Vice President, Finance and Treasurer Chief Accounting Officer

September 9, 2005