Form 10-Q
period 2005-10-31
MCDATA CORP
filed 2005-12-09
CIK 731502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2005

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

At December 6, 2005, 118,119,123 shares of the registrant’s Class A Common Stock were outstanding and 34,772,169 shares of the registrant’s Class B Common Stock were outstanding.

McDATA CORPORATION

FORM 10-Q

QUARTER ENDED OCTOBER 31, 2005

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

•	changes in our relationship with EMC Corporation, or EMC, International Business Machines Corporation, or IBM, Hitachi Data Systems, or HDS, and our other distribution partners and the level of their orders;

•	changes in our relationship with our large end-user customers and the level of their orders;

•	our ability to successfully increase sales of McDATA’s directors, switches, channel extension products, embedded software, management software, third party products, maintenance and support contracts, and professional services;

•	competition in the storage networking and channel extension market, including competitive pricing pressures and product give-aways, by our competitors such as Brocade Communication Systems, Inc., or Brocade, QLogic Corp., or QLogic, Cisco Systems, Inc., or Cisco, Emulex Corporation and other IP and multi-protocol switch and software suppliers;

•	our ability to expand our product offerings including our ability to successfully qualify and ramp sales of new products (including higher port density, multi-protocol and intelligent network products such as the Intrepid 10000 Director);

•	our ability to continue selling legacy CNT products and services to end-user customers;

•	our ability to partner with other companies and jointly sell products, including but not limited to management software with Network Appliance, and software for blade servers with QLogic;

•	unexpected engineering costs or delays, additional manufacturing and component costs or production delays that we may experience in connection with new product development or an inability to source products from third party product providers;

•	a loss of any of our key customers (and our OEMs’ key customers), distributors, resellers, suppliers or our contract manufacturers;

•	any change in business conditions, our business and sales strategy or product development plans, and our ability to attract and retain highly skilled individuals;

•	any industry or technology changes that cause obsolescence of our products or components of those products;

•	one-time events and other important risks and factors disclosed previously and from time to time in our filings with the U.S. Securities and Exchange Commission, or SEC, including the risk factors discussed in this Quarterly Report; and

•	the impact of any acquisitions by us of businesses, products, or technologies, including difficulties in integrating any acquisitions, including the merger with CNT that closed June 1, 2005.

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

PART I—FINANCIAL INFORMATION

McDATA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	October 31, 2005	January 31, 2005
Assets
Current assets:
Cash and cash equivalents	$166,242	$64,507
Securities lending collateral	86,715	130,804
Short-term investments	144,673	145,259
Accounts receivable, net of allowance for bad debts of $8,153 and $306, respectively	110,037	63,810
Inventories, net	34,647	13,720
Prepaid expenses and other current assets	11,415	7,280

Total current assets	553,729	425,380
Property and equipment, net	130,141	94,929
Long-term investments	32,966	95,589
Restricted cash	10,607	5,047
Intangible assets, net	134,726	87,592
Goodwill	260,812	78,693
Other assets, net	58,161	31,005

Total assets	$1,181,142	$818,235

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$53,107	$20,345
Accrued liabilities	86,650	44,549
Securities lending collateral payable	86,715	130,804
Current portion of deferred revenue	34,403	22,736
Current portion of notes payable and obligations under capital leases	2,859	912

Total current liabilities	263,734	219,346
Notes payable and obligations under capital leases, less current portion	4,548	256
Deferred revenue, less current portion	49,972	27,001
Other long-term liabilities	24,558	1,908
Interest rate swaps	7,569	2,005
Convertible subordinated debt	285,052	170,495

Total liabilities	635,433	421,011

Commitments and contingencies (Note 15)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, Class A, $0.01 par value, 250,000,000 shares authorized, 119,806,258 and 81,000,000 shares issued and outstanding at October 31, 2005 and January 31, 2005, respectively	1,200	810
Common stock, Class B, $0.01 par value, 200,000,000 shares authorized, 38,106,636 and 37,960,526 shares issued and outstanding at October 31, 2005 and January 31, 2005, respectively	380	379
Additional paid-in-capital	670,803	481,735
Treasury stock, at cost, 4,524,816 and 3,022,359 shares outstanding at October 31, 2005 and January 31, 2005, respectively	(23,591)	(19,039)
Deferred compensation	(3,936)	(2,738)
Accumulated other comprehensive loss	(618)	(1,253)
Accumulated deficit	(98,529)	(62,670)

Total stockholders’ equity	545,709	397,224

Total liabilities and stockholders’ equity	$1,181,142	$818,235

The accompanying notes are an integral part of these condensed consolidated financial statements.

McDATA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Revenue:
Product	$138,579	$92,805	$369,988	$279,382
Service	29,926	5,720	62,694	14,593

Total revenue	168,505	98,525	432,682	293,975
Cost of revenue:
Product	68,566	38,804	175,737	116,589
Service	20,370	4,900	41,632	12,979
Restructuring charges	134	—	826	—

Total cost of revenue	89,070	43,704	218,195	129,568

Gross profit	79,435	54,821	214,487	164,407
Operating expenses (recoveries):
Research and development (excludes amortization of deferred compensation included in Amortization of deferred compensation of $131, $811, $1,170 and $3,297, respectively)	31,464	22,828	83,783	70,077
Selling and marketing (excludes amortization of deferred compensation included in Amortization of deferred compensation of $182, $98, $632 and $548, respectively)	35,787	26,755	98,091	74,477
General and administrative (excludes amortization of deferred compensation included in Amortization of deferred compensation of $576, $141, $3,047 and $952, respectively)	10,496	5,787	25,158	19,565
Amortization of acquired intangible assets	11,367	5,645	26,474	17,218
Amortization of deferred compensation (excludes amortization of deferred compensation included in Cost of revenue of $25, $26, $151 and $162, respectively)	889	1,050	4,849	4,797
Restructuring charges (recoveries)	526	(55)	10,278	1,263

Total operating expenses	90,529	62,010	248,633	187,397
Loss from operations	(11,094)	(7,189)	(34,146)	(22,990)
Interest and other income	2,768	1,705	7,016	4,480
Interest expense	(3,094)	(395)	(6,241)	(862)

Loss before income taxes and equity in net loss of affiliated company	(11,420)	(5,879)	(33,371)	(19,372)
Income tax expense (benefit)	(3,936)	(618)	2,488	40

Loss before equity in net loss of affiliated company	(7,484)	(5,261)	(35,859)	(19,412)
Equity in net loss of affiliated company	—	(262)	—	(1,380)

Net loss	$(7,484)	$(5,523)	$(35,859)	$(20,792)

Basic net loss per share	$(0.05)	$(0.05)	$(0.26)	$(0.18)

Shares used in computing basic net loss per share	152,646	115,624	135,750	115,377

Diluted net loss per share	$(0.05)	$(0.05)	$(0.26)	$(0.18)

Shares used in computing diluted net loss per share	152,646	115,624	135,750	115,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

McDATA CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended October 31, 2005

(in thousands)

(unaudited)

	Common Stock				Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amt	Shares	Amt
Balances at January 31, 2005	81,000	$810	37,960	$379	$481,735	$(2,738)	$(1,253)	$(19,039)	$(62,670)	$397,224
Shares issued in Merger	38,754	388	—	—	185,651	(3,603)	—	—	—	182,436
Shares issued	130	—	252	2	4,922	(4,101)	—	—	—	823
Forfeitures of deferred compensation	(77)	—	(105)	(1)	(1,505)	1,505	—	—	—	(1)
Compensation expense	—	—	—	—	—	5,001	—	—	—	5,001
Acquisition of treasury stock	—	—	—	—	—	—	—	(4,552)	—	(4,552)
Other	—	2	—	—	—	—	—	—	—	2
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(35,859)	(35,859)
Unrealized loss on investments, net of tax of $0	—	—	—	—	—	—	538	—	—	538
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	97	—	—	97

Total comprehensive loss	—	—	—	—	—	—	635	—	(35,859)	(35,224)

Balances at October 31, 2005	119,807	$1,200	38,107	$380	$670,803	$(3,936)	$(618)	$(23,591)	$(98,529)	$545,709

The accompanying notes are an integral part of these consolidated financial statements.

McDATA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended October 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(35,859)	$(20,792)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	66,130	42,070
Equity in net loss of affiliate	—	1,380
Loss on disposal of capital assets	(7)	179
Net realized loss on investments	300	652
Inventory and inventory commitment provisions	7,733	4,319
Impairment loss	—	50
Bad debt provision	819	25
Non-cash compensation expense	5,005	4,959
Unrealized (gains) losses on derivative transactions	(54)	18
Changes in net assets and liabilities, net of effects of merger with CNT	(28,871)	(22,905)

Net cash provided by operating activities	15,196	9,955
Cash flows from investing activities:
Purchases of property and equipment	(13,453)	(13,911)
Proceeds from sale of equipment	2,494	—
Purchases of investments	(271,547)	(349,582)
Proceeds from maturities and sales of investments	334,548	357,743
Cash recognized on merger with CNT, net of transaction costs	40,395	—
Decrease (increase) in restricted cash related to interest rate swap	(1,735)	101
Cash received on cash surrender value of life insurance policy	1,339	—

Net cash provided by (used in) investing activities	92,041	(5,649)
Cash flows from financing activities:
Payments on long-term notes payable and capital leases	(1,839)	(2,317)
Purchase of treasury stock	(4,552)	(10,100)
Proceeds from the issuance of common stock	792	5,500

Net cash used in financing activities	(5,599)	(6,917)
Effect of exchange rate changes on cash	97	—

Net increase (decrease) in cash and cash equivalents	101,735	(2,611)
Cash and cash equivalents, beginning of period	64,507	50,301

Cash and cash equivalents, end of period	$166,242	$47,690

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Deferred compensation forfeitures	$619	$1,795

Construction-in-progress-leased facilities and related debt	$15,205	$—

Capital lease obligations incurred	$370	$204

Transfer of inventory to fixed assets	$3,135	$4,337

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

McDATA combines products and services to deliver solutions in the areas of data access, storage area networking, FICON, backup and recovery and disaster recovery / business continuity and data migration. While the primary fulfillment method is through our channel partners, McDATA’s field organization works directly with customers to drive preference for McDATA solutions, and McDATA has and may continue to directly sell channel extension, third party products, maintenance and support and professional services to end-user customers.

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

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) issued an exposure draft of its proposed amendment to Statement of Financial Standards (SFAS) No. 128, “Earnings Per Share” (SFAS No. 128), which specifies the calculation of earnings per share (EPS). This Statement eliminates the provision of SFAS No. 128 that allows issuing entities to overcome the presumption that certain contracts that may be settled in cash or shares will be settled in shares. Lastly, this Statement requires that shares to be issued upon conversion of a mandatorily convertible security be included in the computation of basic EPS from the date that conversion becomes mandatory. The FASB made further modifications to this exposure draft and reissued it on September 30, 2005, with the final statement expected to be issued in the first quarter of 2006. The proposed statement would be effective for reporting periods ending after June 15, 2006. The Company has not yet determined the potential future impact of the proposed amendment on its consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Cost—An Amendment of ARB 43, Chapter 4” (SFAS No. 151), to clarify that abnormal amounts of certain costs should be recognized as period costs. This Statement is effective for fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of SFAS No. 151 will have a material effect on its financial position, results of operations, or cash flows

In December 2004, the FASB issued a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, (SFAS No. 123R). SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Originally, SFAS No. 123R was effective for interim reporting period that begins after June 15, 2005. In August, 2005, October, 2005 and November, 2005 the FASB issued FSP 123R-1, FSP 123R-2 and FSP 123R-3, respectively. These Staff Positions detail with various aspects of the implementation of SFAS No. 123R. In April 2005, the SEC announced the deferral of the required effective date. The SEC rule provides that SFAS 123R is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005. The Company is in the process of determining the effect that adopting SFAS No. 123R and the related FSPs will have on its financial position, results of operations, and cash flows.

In December 2004, the FASB issued Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for qualifying dividends from controlled foreign corporations, subject to certain limitations. This Staff Position allows companies additional time beyond the financial reporting period of enactment to evaluate the effect of the Act. The Company has evaluated the potential benefits of this provision and has determined that it will not be paying any dividends pursuant to the specific rules of the Act. This decision does not prevent the Company from paying dividends from controlled foreign corporations in the future. However, such dividends would not be eligible for the special dividends received deduction provided for by the Act.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS No. 154), which requires the direct effects of voluntary accounting principle changes to be retrospectively applied to prior periods’ financial statements. The Statement does not change the transition provisions of any existing accounting pronouncements, but would apply in the unusual instance that a pronouncement does not include specific transition provisions. SFAS No.154 maintains existing guidance with respect to accounting estimate changes and corrections of errors. The Statement is effective for the Company beginning in fiscal year 2006. Adoption is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2005, the FASB finalized FASB Staff Positions (FSP) No. 143-1, “Accounting for Electronic Equipment Waste Obligations”. This FSP addresses accounting by commercial users and producers of electrical and electronic equipment, in connection with Directive 2002/96/EC on Waste Electrical and Electronic Equipment issued by the European Union on February 13, 2003 (Directive). This Directive requires EU-member countries to adopt legislation to regulate the collection, treatment, recovery, and environmentally sound disposal of electrical and electronic waste equipment, and sets forth certain obligations relating to covering the cost of disposal of such equipment by commercial users. Producers will also be required to cover the cost of disposal of such equipment by private household users. The FSP sets forth accounting for such obligations by commercial users and producers, with respect to SFAS No. 143, “Asset Retirement Obligations” and the related FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, since this type of obligation is an asset retirement obligation. The guidance of this FSP shall be applied in the first reporting period after the date of the adoption of the law by the applicable EU-member country. Adoption is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

In July 2005, the FASB issued an exposure draft of its proposed interpretation of SFAS No. 109 “Accounting for Income Taxes” titled “Accounting for Uncertain Tax Provisions”. This interpretation would clarify the accounting for uncertain tax provisions by requiring an enterprise to recognize, in its financial statements, the best estimate of the impact of a tax position only if that position is probable of being sustained on audit based solely on the technical merits of the position. The Company has not yet determined the effect, if any, of this proposed interpretation on its financial position, results of operations, or cash flows.

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

Deferred Revenue

Total deferred revenue consists primarily of unearned revenue from our customer support or maintenance contracts on our software and hardware products. These contracts are billed and collected either upfront or annually at the beginning of each service period. We recognize revenue from these contracts ratably over the contractual period, generally one to three years. In the third quarter of 2005, we reclassified certain deferred revenue amounts acquired in the purchase of CNT from short to long term based on our analysis of the future periods over which this revenue will be recognized.

The remaining portion of the deferred revenue represents deferred revenue related to billings and collections for which one or more of the four basic criteria under SAB No. 104 and the American Institute of Certified Public Accountants’ Statement of Position 97-2, as amended, have not been met. These balances are all classified as short-term on the balance sheet as all four criteria have historically been met in less than twelve months.

The accounting periods over which we will recognize this revenue is as follows (in thousands):

For Fiscal Years:	Amount
2005(1)	$18,926
2006	39,295
2007	18,519
2008	5,427
2009 and thereafter	2,208

Total	$84,375

(1)	Reflects the remaining three months of fiscal 2005.

Note 3—Foreign Currency

The financial statements of the Company’s international subsidiaries have been translated into U.S. dollars. Assets and liabilities are translated into U.S. dollars at period-end exchange rates, while fixed assets and equity accounts are translated at historical rates. Income and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are included in stockholder’s equity as a component of accumulated other comprehensive loss.

The Company is exposed to market risks related to fluctuations in foreign exchange rates because some sales transactions, and the assets and liabilities of its foreign subsidiaries, are denominated in foreign currencies. The Company had no outstanding forward exchange contracts as of October 31, 2005. Gains and losses from transactions denominated in foreign currencies and forward exchange contracts are included in the Company’s net loss as part of interest and other income. The Company recognized foreign currency transaction losses for the three and nine months ended October 31, 2005 of $128,000 and $353,000, respectively, and $46,000 and $59,000 for the same periods in 2004, respectively.

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

Reason for the Merger

The Merger is intended to create a combined company that will establish a leading position in data access, enterprise storage networking, encompassing world-class products, services and software. The merger will combine the products, talent and expertise of two respected names in storage networking and is expected to accelerate McDATA’s “Global Enterprise Data Infrastructure” or GEDI to deploy a broadened tiered network infrastructure.

Preliminary Purchase Accounting

McDATA is considered the accounting acquirer in the merger, requiring the purchase consideration of $193.0 million to be allocated to the fair value of CNT’s net assets, with the residual to goodwill. The consolidated financial statements include the operating results of CNT from the June 1, 2005 date of acquisition. The purchase consideration consisted of 38.8 million shares of McDATA Class A common stock valued at $170.2 million and issued in exchange for 100% of the outstanding CNT common and restricted shares; the exchange of 19.9 million stock options valued at $15.9 million using the Black Scholes option pricing model; and $6.9 million in direct transaction costs. The value of the stock issued was based upon an average market price per share of $4.39, which was the average McDATA Class A common stock price for the period beginning two days before and ending two days after the announcement of the merger on January 18, 2005. Under the purchase method of accounting, the total purchase price is allocated to CNT’s net tangible and intangible assets and liabilities based on their estimated fair value as of the completion date of the merger.

We recorded approximately $185.4 million of goodwill, $73.6 million of identified intangible assets, $184.7 million of tangible assets and $154.3 million of liabilities at the time of the acquisition of CNT. Fair values for identifiable intangible assets, property, plant and equipment as well as deferred revenue were based upon a valuation performed by a third party valuation expert. The initial purchase price allocation for CNT is subject to revision as more detailed analysis is completed and additional information on the fair values of CNT’s assets and liabilities becomes available. During the quarter ended October 31, 2005 we reduced our estimate of liabilities assumed in the merger by approximately $3.3 million, relating primarily to a reduction in contract termination liabilities, partially offset by an increase in estimated tax liabilities. The primary areas of the purchase price allocation that are not yet finalized relate to collectibility of receivables, severance and relocation benefits, office closure costs, contract termination costs, certain legal matters, income and non-income based taxes, and residual goodwill. With the finalization of the purchase price allocation, additional adjustments to deferred taxes may be made.

Any change in the estimated fair value of the net assets of CNT during the purchase price allocation period (generally within one year of the acquisition date) will change the amount of the purchase price allocated to goodwill. The actual allocation of purchase cost and its effect on results of operations may differ significantly from the proforma operating results included herein.

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

	Three Months Ended October 31,	Nine Months Ended October 31,
	2004	2005	2004
Total revenue	$184,114	$527,403	$550,748
Net loss	$(106,120)	$(76,992)	$(160,664)
Basic net loss per share	$(.70)	$(0.50)	$(1.06)
Diluted net loss per share	$(.70)	$(0.50)	$(1.06)

Note 5—Restructuring Costs

In connection with the Company’s merger with CNT discussed in Note 4, management approved and initiated a plan of integration which outlined the actions necessary to combine its existing business and resources with those of CNT. An important part of this plan is the integration of the companies’ products and customer bases, elimination of duplicative activities, and the reduction of the Company’s overall cost structure. The restructuring charges recorded in the quarters ended October 31, 2005 and July 31, 2005 are based on this integration plan. The Company has completed significant milestones of its integration process, including selling the Lumberton manufacturing operations and eliminating more than 500 redundant jobs. The Company expects to substantially complete the remaining integration activities by the end of the fiscal fourth quarter 2005.

Restructuring Costs Expensed in 2005

After the acquisition of CNT, the Company notified redundant employees that their employment would be terminated and provided them with a detailed explanation of their benefits, which included separation pay as well as retention pay for transitional employees. Total termination benefits charged to restructuring costs in results of operations as a result of the integration plan was $.6 million for the quarter ended October 31, 2005 and $3.9 million in total through October 31, 2005. Retention pay offered to all transitional employees is contingent upon the employee rendering future service through a transition period and has no relationship to the employees’ past service, therefore, these benefits were recognized as a restructuring cost ratably over the transition period. For the quarter ended October 31, 2005, $.6 million has been recognized as a restructuring cost, for a total of $.9 million through October 31, 2005. No further retention benefits are expected to be incurred as a result of the CNT integration plan.

Prior to the acquisition, McDATA and CNT each sold a competing Director class product—McDATA’s is branded the Intrepid 10000 and CNT’s is the UltraNet Multi-Service Director (UMD). In order to eliminate this redundancy and integrate the two company’s product offerings, the Company has decided to withdraw the UMD from the market, and continue to sell the Intrepid 10000 product in the future. As a result, McDATA has offered, and certain existing UMD customers have accepted, an exchange program which allowed customers to trade in their UMD for a comparable Intrepid 10000 at no cost to them. The Company has also offered customers up to 20 hours of professional consulting service to assist with the migration to the new product. The net cost of this program of $6.8 million was recorded as a restructuring cost during the quarter ended July 31, 2005, which represents the difference between the cost of the Intrepid 10000 to be installed over the salvage value of the UMD’s to be returned. Consulting costs to be incurred in connection with this program were not accrued because they could not be reasonably estimated. They will be recorded as restructuring costs in future periods as they are incurred.

Changes to the estimates of executing the currently approved plans of restructuring the pre-merger McDATA organization will be reflected in our future results of operations.

The following table summarizes the Company’s utilization of restructuring accruals during the quarter ended October 31, 2005 (in thousands):

	Employee Severance Benefits	UMD /Intrepid 10000 Swap	Totals
Accrual balance as of July 31, 2005	$2,034	$6,394	$8,428
Net cost of product exchanged	—	(2,503)	(2,503)
Cash payments	(2,204)	—	(2,204)
Additional restructuring charges	740	—	740

Accrual balance at October 31, 2005	$570	$3,891	$4,461

The restructuring liabilities shown above are included in accrued liabilities in the accompanying balance sheet as of October 31, 2005.

Restructuring Costs Accounted for in CNT Purchase Allocation

In connection with the restructuring of the pre-merger CNT organization, $36.3 million in restructuring liabilities, consisting primarily of severance, relocation, facility consolidation costs, and contract termination costs, were recorded as liabilities assumed in the initial purchase price allocation of CNT at June 1, 2005 in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”. In the quarter ended October 31, 2005, the estimated restructuring costs were decreased by a net $5.9 million due to the settlement of certain purchase commitments, partially offset by increases to estimated termination benefits.

As of the acquisition date, management had formulated an integration plan which included, among other things, the elimination of duplicative headcount, elimination of redundant products, the outsourcing of manufacturing, and the closing of duplicative facilities in overlapping geographies. As a result, over 200 pre-merger CNT employees have been or will be terminated and an estimated $9.8 million in termination and relocation benefits for CNT employees has been recognized in other liabilities assumed. Also included in other liabilities assumed is $8.1 million related to the planned closure of certain pre-merger CNT offices. For sites where the Company expected to negotiate an early termination of the lease, the expected termination costs were accrued. The amounts accrued for the remaining sites were based upon the fair value of the liability at the cease-use date based on the remaining lease rentals reduced by estimated sublease rentals. An additional estimated $10.6 million has been included in other liabilities assumed, which is primarily related to estimated settlements of various unfulfilled contractual commitments.

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

Further changes to estimated restructuring costs as a result of executing the currently approved plans associated with the pre-merger activities of CNT will be recorded as an adjustment to goodwill during the purchase price allocation period, and as operating expenses thereafter.

The following table summarizes the Company’s utilization of restructuring accruals pertaining to pre-merger operations of CNT during the quarter ended October 31, 2005 (in thousands):

	Employee Severance and Relocation Benefits	Facility Closure and Exit Costs	Contract Termination Costs	Totals
Accrual balance at July 31, 2005	$6,228	$11,510	$16,686	$34,424
Cash payments	(4,361)	(207)	(730)	(5,298)
Change to estimated costs	198	—	(6,065)	(5,867)

Accrual balance at October 31, 2005	$2,065	$11,303	$9,891	$23,259

Of the restructuring liabilities described above, $15.5 million is included in accrued liabilities and the remaining $7.8 million is included in other long-term liabilities in the accompanying balance sheet as of October 31, 2005.

Note 6—Components of Selected Balance Sheet Accounts

	October 31, 2005	January 31, 2005
Inventories:
Raw materials	$25,255	$5,375
Work-in-progress	1,282	623
Finished goods	16,329	12,626

Total inventories at cost	42,866	18,624
Less reserves	(8,219)	(4,904)

Total inventories, net	$34,647	$13,720

	October 31, 2005	January 31, 2005
Property and Equipment:
Land	$17,799	$16,091
Building	32,573	32,573
Equipment and Furniture (1)	123,160	94,389
Computer software for internal use	29,699	29,146
Leasehold Improvements	7,908	6,029
Construction in progress	634	492
Construction in progress—leased facilities (2)	15,205	—

	226,978	178,720
Less accumulated depreciation and amortization	(96,837)	(83,791)

Total property and equipment, net	$130,141	$94,929

	October 31, 2005	January 31, 2005
Accrued liabilities:
Wages and employee benefits	$24,017	$19,483
Purchase commitments and other supply obligations	6,663	5,867
Warranty reserves (3)	6,558	5,592
Income taxes payable	10,627	1,573
Taxes, other than income tax	5,120	2,662
Interest payable	1,660	1,774
Customer obligations	6,390	4,784
Restructuring accruals	19,968	—
Other accrued liabilities	5,647	2,814

	$86,650	$44,549

(1)	Includes equipment under capitalized leases of $7.7 million, and $4.9 million, respectively.

(2)	As discussed in Note 15, the Company entered into a contract on September 9, 2004 for the future lease of 168,127 square feet of office space in Broomfield, Colorado. The Company intends to begin moving its current world headquarters location to the new location early in 2006 with the lease commencing in February of 2006. The lease agreement states that the landlord is liable for build out costs up to $40 per square foot, with any excess costs paid by the Company. EITF 97-10, “The Effect of Lessee Involvement in Asset Construction” requires that the lessee be deemed the owner of the project for accounting purposes if the lease agreement could require, under any circumstances regardless of how remote, that the lessee pay 90% or more of the total project costs as of any point in time during the construction period. Since the lease agreement does not limit the Company’s total potential expenditures related to this project, the Company is deemed to be the accounting owner of the project, and therefore total project costs incurred to date by all parties have been reflected as Construction in progress – leased assets, and as Non-cash obligations for construction in progress—lease facilities in the long term liability section of the accompanying balance sheet.

(3)	Activity in the warranty reserves is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Balance at beginning of period	$6,765	$4,396	$5,592	$4,522
Warranty expense, net	1,337	68	3,448	562
Non-expensed warranty obligations	—	69	17	69
Warranty claims	(1,544)	(234)	(4,243)	(854)
Acquired warranty liability	—	—	1,744	—

Balance at end of period	$6,558	$4,299	$6,558	$4,299

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

Note 7—Goodwill and Intangible assets

The Company is currently amortizing its acquired intangible assets with finite lives over periods ranging from one to seven years. The following table summarizes the components of gross and net intangible asset balances:

	October 31, 2005			January 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$143,490	$48,878	$94,612	$116,866	$31,595	$85,271
Customer relationships	30,234	2,848	27,386	1,622	739	883
Backlog	17,152	6,126	11,026	—	—	—
Other	5,041	3,339	1,702	3,813	2,375	1,438

Total intangible assets	$195,917	$61,191	$134,726	$122,301	$34,709	$87,592

Expected annual amortization expense related to acquired intangible assets is as follows:

Fiscal Years:
2005(1)	$11,060
2006	35,949
2007	26,857
2008	26,522
2009 and thereafter	34,338

Total expected amortization expense	$134,726

(1)	Reflects the remaining three months of fiscal 2005.

Amortization expense related to acquired intangible assets was $11.4 million and $5.6 million for the quarters ended October 31, 2005 and 2004, respectively. For the nine months ended October 31, 2005 and 2004, amortization of acquired intangibles was $26.5 million and $17.2 million, respectively.

Changes in the carrying amount of goodwill for the nine months ended October 31, 2005 are as follows:

	Product Segment	Services Segment	Total
Balance as of January 31, 2005	$78,693	$—	$78,693
Goodwill Acquired	51,905	133,469	185,374
Goodwill Impaired	—	—	—
Other(1)	(5,278)	2,023	(3,255)

Balance as of October 31, 2005	$125,320	$135,492	$260,812

(1)	Represents a net reduction to goodwill in the three months ended October 31, 2005, as a result of adjusting the estimated fair market value of certain purchased assets and liabilities of CNT.

As a result of the merger with CNT, and upon completing the integration of CNT’s service business in the third quarter of fiscal 2005, the Company operates in two distinct reporting segments, each constituting a separate reporting unit for purposes of allocating goodwill. Goodwill acquired in the merger with CNT has been allocated to these two reporting segments based on the work of a third party valuation expert. Goodwill was allocated between the two segments based upon each segment’s relative projected operating profits. As discussed in Note 4, the amount of goodwill and its allocations to the reporting segments are subject to change. We will re-evaluate the goodwill allocation between the segments in the future. The product and service segment goodwill balances will each be tested for impairment annually or more frequently, if events or circumstances indicate that an impairment might exist. There were no impairments of goodwill recognized for the quarter and nine months ended October 31, 2005.

Note 8—Convertible Subordinated Debt

Convertible subordinated debt includes the Company’s 2.25% convertible subordinated notes due February 15, 2010 which are described more fully in Note 8—Convertible Subordinated Debt, in the Company’s fiscal 2004 Annual Report filed on Form 10-K, as well the $124,350,000 3.00% Convertible Subordinated Notes due February 15, 2007 previously issued by CNT (the 3.00% Notes), which were assumed in the Merger.

On June 1, 2005, effective upon the consummation of the Merger, the Company fully and unconditionally guaranteed the 3.00% Notes and became a co-obligor on the 3.00% Notes with CNT and the 3.00% Notes became convertible into the Company’s Class A stock at a price of approximately $14.75 per share (aggregate of approximately 8.4 million shares) at any time prior to maturity on February 15, 2007, all pursuant to the terms of the Supplemental Indenture. All other terms of the 3.00% Notes remained unchanged.

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

Prior to the Merger, CNT entered into an interest-rate swap agreement with a notional amount of $75 million that has the economic effect of modifying that dollar portion of the fixed interest obligations associated with $75 million of the Notes such that the interest payable effectively becomes variable based on the three month LIBOR plus 69.5 basis points. The payment and reset dates of the swap are January 31st, April 30th, July 31st and October 31st of each year, until maturity on February 15, 2007. At October 31, 2005, the three-month LIBOR setting for the swap was 4.243%, resulting in a combined effective rate of approximately 4.938% which is effective until January 2006. The swap was designated as a fair value hedge, and as such, the gain or loss on the swap, as well as the fully offsetting gain or loss on the notes attributable to the hedged risk, are recognized in earnings. Fair value hedge accounting is provided only if the hedging instrument is expected to be, and actually is, effective at offsetting changes in the value of the hedged item. During the third quarter, the fair value of the interest rate swap decreased $0.7 million, resulting in a swap liability of $1.8 million as of October 31, 2005, which has been included in other long-term liabilities. Corresponding to this decrease, the carrying value of the notes covered by the swap agreement has also been decreased by $0.7 million. As part of the agreement, the Company is also required to post collateral based on changes in the fair value of the interest rate swap. This collateral, in the form of restricted cash, was $3.8 million at October 31, 2005, and has been included in restricted cash in the accompanying consolidated balance sheets.

Note 9—Interest and Other Income, Net

Interest and other income, net consists of:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Interest income	$2,674	$1,852	$7,209	$5,148
Net realized gains/(losses) on available-for-sale investments	112	(170)	(266)	(653)
Unrealized gain/(loss) on hedged investments	(18)	23	73	(15)

Interest and other income, net	$2,768	$1,705	$7,016	$4,480

Note 10—Income Tax

For the three-month periods ended October 31, 2005 and October 31, 2004 the Company recorded an income tax benefit of $3.9 million and $618,000, respectively. For the nine-month periods ended October 31, 2005 and October 31, 2004 the Company recorded an income tax expense of $2.5 million and $40,000, respectively. In October 2005, the Company released previously accrued tax contingencies in the amount of $1.35 million due to the expiration of state Statutes of Limitations with respect to returns filed for a prior year, resulting in a one-time benefit to the income tax provision. This benefit is included in the amounts reported for the three- and nine-month periods ended October 31, 2005.

The calculation of income tax expense or benefit is based in part on estimates of future results and projections of taxable income for the full fiscal year in each jurisdiction in which the Company operates. These projections could be affected, positively or negatively, by such factors as future changes in tax law or implementation of possible tax planning strategies. The tax provision for each of the periods reported in the Consolidated Statement of Operations includes foreign taxes accrued on the projected net profits of foreign branch and subsidiary operations, as well as state taxes for jurisdictions where there are insufficient tax operating losses to offset allocable taxable income.

The Company has established a valuation allowance against its entire domestic net deferred tax asset. Therefore, no federal tax benefit is recognized currently if there is an increase to the net deferred tax asset. The need for a valuation allowance is determined in accordance with the provisions of SFAS No. 109, which requires an assessment of all available negative and positive evidence, including past operating results, the existence of cumulative losses in the most recent fiscal years and forecasts of future taxable income. Significant management judgment is required in determining the need to establish or maintain a valuation allowance. SFAS No. 109 requires that greater weight be given to previous cumulative losses than the outlook for future profitability when determining whether it is more likely than not that the benefits of a recorded deferred tax asset will be realized. To the extent future realization of the benefits of a deferred tax asset is unlikely, a valuation allowance is recorded. The Company has re-evaluated the need for a valuation allowance based on its most recent results and concluded that a valuation allowance is still required with respect to the entire net deferred tax asset, except for $185,000 of foreign deferred tax assets expected to be realized by one of the legacy CNT subsidiaries.

Note 11—Net Loss Per Share

Basic net loss per share excludes dilution and is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is based on the weighted-average number of shares outstanding during each period and the assumed exercise of dilutive common stock equivalents less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company’s common stock for each of the periods presented. No dilutive effect is included for shares sold in relation to McDATA’s agreement with International Business Machines Corporation (IBM) in which the Company granted IBM five-year warrants for the purchase of up to 350,000 shares of McDATA’s Class B common stock because of their anti-dilutive impact. No dilutive effect has been included for the convertible subordinated debt or the share options sold in relation to the convertible subordinated debt because of their anti-dilutive impact.

Following is a reconciliation between basic and diluted loss per share:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Net loss	$(7,484)	$(5,523)	$(35,859)	$(20,792)
Weighted average shares of common stock outstanding used in computing basic net loss per share	152,646	115,624	135,750	115,377
Effect of dilutive stock options and warrants	—	—	—	—

Weighted average shares of common stock used in computing diluted net loss per share	152,646	115,624	135,750	115,377

Basic net loss per share	$(0.05)	$(0.05)	$(0.26)	$(0.18)

Diluted net loss per share	$(0.05)	$(0.05)	$(0.26)	$(0.18)

Options and warrants not included in diluted share base because of the exercise prices	19,960	11,407	20,830	10,184

Options, warrants and restricted stock not included in diluted share base because of the net loss	3,572	7,134	3,381	8,016

Note 12—Stock-Based Compensation

The Company has stock-based employee compensation plans and employee stock purchase plans, which are described more fully in the Company’s Annual Report on Form 10-K for the year ended January 31, 2005, and in Note 13.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Net loss, as reported	$(7,484)	$(5,523)	$(35,859)	$(20,792)
Add: Total stock-based employee compensation expense included in net loss as determined under the intrinsic value method, net of related tax effects	914	1,076	5,000	4,959
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(5,501)	(4,273)	(17,111)	(14,234)

Pro forma net loss	$(12,071)	$(8,720)	$(47,970)	$(30,067)

Loss per share:
Basic-as reported	$(0.05)	$(0.05)	$(0.26)	$(0.18)

Basic-pro forma	$(0.08)	$(0.08)	$(0.35)	$(0.26)

Diluted-as reported	$(0.05)	$(0.05)	$(0.26)	$(0.18)

Diluted-pro forma	$(0.08)	$(0.08)	$(0.35)	$(0.26)

Note 13—Stockholders’ Equity

Stock Repurchase Plan

In October 2005, the Company’s Board of Directors amended its stock repurchase plan to authorize the repurchase of up to $25 million of its common stock (Class A, Class B or a combination thereof). This repurchase plan will expire on October 31, 2006 and allows the Company to repurchase shares on the open market, in negotiated transactions off the market, or pursuant to a Rule 10b5-1 plan adopted by the Company. The Company adopted a Rule 10b5-1 plan in September 2004, which allows the Company to repurchase its shares during a period in which the Company is in possession of material non-

public information, provided the Company communicates share repurchase instructions to the broker at a time when the Company was not in possession of such material non-public information. Since inception of the original repurchase plan in fiscal 2003, approximately 4.5 million shares (approximately 1.3 million shares of Class A and approximately 3.2 million shares of Class B) have been repurchased with a total cost of approximately $23.6 million. During the three months ended October 31, 2005, there were no share repurchases.

Stock Awards

McDATA Stock Plans

Prior to the Merger, the Company had three stock-based employee compensation plans, known as the 2001 McDATA Equity Incentive Plan, the 2003 McDATA Acquisition Equity Incentive Plan, and the McDATA 2004 Inducement Equity Grant Plan. These plans are described more fully in the Company’s Annual Report on Form 10-K for the year ended January 31, 2005.

CNT Stock Plans

Upon completion of the Merger, McDATA assumed the CNT stock plans in accordance with the terms of each such plan (the CNT Plans), which provide for the grant of stock options, restricted stock, stock units and other stock based awards to officers, directors, employees, and consultants. In July 2005, the Company filed an SEC Registration Statement on Form S-8 to register McDATA Class A common stock that may be issued pursuant to the exercise or settlement of outstanding awards under the CNT Plans and shares of McDATA Class A common stock that are still available for issuance under the CNT Plans. As of October 31, 2005, approximately 9.8 million shares of McDATA Class A common stock may be issued pursuant to outstanding awards and approximately 8.9 million shares of McDATA Class A common stock are still available for issuance under the CNT Plans.

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

Restricted Stock Issued to Board of Directors and Executives

In March 2005, the Company issued 80,000 shares of Class B restricted stock to its Board of Directors with an aggregate fair value of approximately $302,400. These shares vest over a two-year period. Compensation expense will be recognized over the vesting period, and was $50,000 and $152,000 for the three and nine month periods ending October 31, 2005, respectively.

In May 2005, the Company granted 640,000 Class B restricted stock units (RSU’s) to eligible participants of the Executive Performance Incentive Bonus (EPIB) Plan with an aggregate fair value at date of grant of $1.9 million. 25% of the total grant will vest each year immediately upon the attainment of the annual corporate milestone established by the Company. If the annual milestone is not achieved 12.5% of the total grant is forfeited, and the remaining 12.5% will cliff vest as of February 1, 2009. Compensation expense related to these RSU’s will be recognized evenly over their related vesting periods, and was $457,000 and $852,000 for the three and nine month periods ending October 31, 2005, respectively. As of October 31, 2005, 430,000 RSU’s for this grant are still outstanding.

As part of the CNT integration, one executive member of the Integration Team received 75,000 shares of Class B restricted stock. These shares will become fully vested on September 9, 2006.

Note 14—Segment Information

FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision makers are our Chief Executive Officer and Chief Operating Officer.

Prior to the Merger with CNT, the Company had one reporting segment relating to the design, development, manufacture and sale of data access and storage networking solutions that provide highly available, scalable and centrally managed storage area networks (SANs). The Company’s Chief Operating Decision Makers, as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” had allocated resources and assessed the performance of the Company based on consolidated revenue and overall profitability. As a result of the merger with CNT, and the completion of the integration of CNT’s service business, the Company is operating in two distinct reporting segments, one for products and the other for services beginning with the three months ended October 31, 2005. The products segment consists of hardware and software products and related software maintenance and support revenue. The services segment consists of break/fix maintenance, extended warranty, installation, consulting, network management and telecommunications services.

Financial decisions and the allocation of resources are based on the information from the Company’s management reporting system. The Company does not allocate selling and marketing or general and administrative expenses to its operating segments. At this point in time, we do not track all of our assets by operating segments. Consequently, it is not practical to show assets by operating segments.

Summarized financial information by operating segment for the three months ended October 31, 2005, based on the internal management system is as follows:

	Three Months Ended October 31, 2005
	Product	Service	Unallocated	Total
Revenue	$138,579	$29,926	$—	$168,505
Cost of revenue	$68,566	$20,370	$134	$89,070
Research and development	$31,464	$—	$—	$31,464
Selling and marketing	$—	$—	$35,787	$35,787
General and administrative	$—	$—	$10,469	$10,469

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
EMC	28%	49%	33%	47%
IBM	22%	23%	24%	25%
HDS	11%	10%	9%	19%
Other channels	39%	18%	34%	9%

Total revenue	100%	100%	100%	100%

Revenues are attributed to geographic areas based on the location of the customers to which products are shipped. International revenues primarily consist of sales to customers in Western Europe and the greater Asia Pacific region. Included in domestic revenues are sales to certain OEM customers who take possession of products domestically and then distribute these products to their international customers. In addition, included in revenues from Western Europe are sales to certain OEM customers who take possession of products in distribution centers designated for international-bound product and then distribute these products among various international regions. The mix of international and domestic revenue can, therefore, vary depending on the relative mix of sales to certain OEM customers. For the quarter ended October 31, 2005, domestic and international revenue was 68% and 32% of our total revenue, respectively, as compared to 66%, and 34%, respectively, for the same period in 2004. For the nine months ended October 31, 2005, domestic and international revenue was 67% and 33% of our total revenue, respectively, as compared to 64% and 36% for the same period in 2004.

Note 15—Commitments and Contingencies

Commitments

Operating and Capital Leases

The Company had various operating and capital leases in effect at October 31, 2005 for certain buildings, office space and machinery and equipment. Future minimum lease payments under non-cancelable capital and operating leases with terms of one year or more are as follows at October 31, 2005 (in thousands):

	Capital Leases	Operating Leases
2005(1)	$528	$3,497
2006	1,470	10,871
2007	630	6,836
2008	287	6,123
2009	—	3,793
Thereafter	—	25,122

Total minimum lease payments	2,915	$56,242

Less portion representing interest	(265)
Less current portion	(1,681)

Long term obligations under capital leases	$969

(1)	Reflects the remaining three months of fiscal 2005.

Rent expense for the quarter and nine months ended October 31, 2005 was $4.8 million and $11.6 million, respectively, and for the same periods in 2004 were $2.7 million and $8.3 million, respectively.

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

Manufacturing and Purchase Commitments

The Company has contracted with Sanmina SCI Systems, Inc. (SSCI), Solectron Corporation (Solectron) and others (collectively, Contract Manufacturers) for the manufacture of printed circuit boards and box build assembly and configuration for specific multi-protocol directors and switches. The agreements require the Company to submit purchasing forecasts and place orders sixty calendar days in advance of delivery. At October 31, 2005, the Company’s commitment with our Contract Manufacturers for purchases over the next sixty days totaled $95.1 million, and $19.2 million for commitments beyond 60 days. The Company may be liable for materials that the Contract Manufacturers purchase on McDATA’s behalf if the Company’s actual requirements do not meet or exceed its forecasts and those materials cannot be redirected to other uses. We may also be liable for materials that certain component suppliers or product manufacturers have produced or made available to us if our actual requirements do not meet or exceed minimums that we have committed to purchase. At October 31, 2005, the Company had recorded approximately $6.6 million of purchase obligations that we believe is excess or obsolete and cannot be redirected to other uses. Management does not expect the remaining commitments under these agreements to have a material adverse effect on the Company’s business, results of operations, financial position or cash flows.

Indebtedness

As discussed in Note 8, as part of the acquisition of CNT, McDATA guaranteed the payment of principal and interest on approximately $124.4 million principal amount of CNT’s 3.00% Notes. In addition, McDATA has $172.5 million principal amount of outstanding 2.25% subordinated convertible notes due 2010. Unless the price of our common stock increases significantly so that the holders of the convertible notes find it economically advantageous to exercise the conversion feature and receive common stock in lieu of a cash payment of the principal amount and any accrued interest, we may have to repay the debt in cash. At present, we have sufficient resources to satisfy these obligations as they mature. However, in the future, we may lack the resources to satisfy these obligations as they mature, and there can be no assurance that we will possess the resources or be able to secure the resources to satisfy these obligations on commercially reasonable terms, if at all. Any failure by us to satisfy these obligations when due would have a material adverse effect on our business.

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

Eclipsys Indemnification Claim

Inrange Technologies Corporation, which was a wholly owned subsidiary of CNT, had been named as a defendant in the case SBC Technology Resources, Inc. v. Inrange Technologies Corp., Eclipsys Corp. and Resource Bancshares Mortgage Group, Inc., No. 303-CV-418-N, that was pending in the United States District Court for the Northern District of Texas, Dallas Division (the SBC Patent Litigation). The SBC Patent Litigation was commenced on February 27, 2003. The complaint claimed that Inrange was infringing U.S. Patent No. 5,530,845 (845 patent) by manufacturing and selling storage area networking equipment, in particular the FC/9000, that is used in storage networks. On May 31, 2005, Inrange and SBC Laboratories, Inc. (f/k/a SBC Technology Resources, Inc.) entered into a Settlement Agreement settling the SBC Patent Litigation on confidential terms that included a license to the 845 patent, and the case was dismissed with prejudice. Eclipsys Corp. (Eclipsys) had settled earlier with SBC Technology Resources, Inc. for an undisclosed sum. Eclipsys has demanded that Inrange indemnify and defend Eclipsys pursuant to alleged documentation under which it acquired certain allegedly infringing products from Inrange. Hitachi Data Systems Corporation (a non-party to the litigation) has also informed Inrange that it received a demand from Eclipsys that Hitachi indemnify and defend Eclipsys in connection with the Litigation. Hitachi has put Inrange on notice that it will tender to Inrange any claim by Eclipsys for indemnification and defense of any aspect of the litigation. Inrange is evaluating the indemnification demands asserted by Eclipsys and Hitachi. McDATA intends to defend vigorously against any claims, if any, made by Eclipsys or Hitachi for indemnification.

State of Connecticut Tax Audit of InRange

The audit division of the State of Connecticut Department of Revenue Services (Audit Division) has proposed adjustments to the Connecticut income tax returns for Inrange for the years ended December 31, 1996, through December 31, 1999. The proposed adjustments, in the amount of $433,995 plus interest, relate to (1) gain from a stock sale following the exercise of warrants, and whether Inrange had sufficient nexus with Connecticut to subject the gain to Connecticut taxation, and (2) the availability of claimed credits for certain research and development expenditures, and whether Inrange has provided sufficient documentation to support the claimed credits. Inrange made a written offer to settle the matter, which was rejected by the Audit Division. Inrange has formally appealed the matter and has posted a $750,000 appeal bond to avoid the accrual of interest.

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

Note 16—Supplemental Guarantor Information

On June 1, 2005, as part of the merger with CNT, McDATA Corporation (Parent Guarantor) fully and unconditionally guaranteed CNT’s convertible debt. In February 2002, CNT (Issuer of Notes) sold $125,000,000 of 3% convertible subordinated notes due February 15, 2007. The notes were convertible into CNT common stock at the price of $19.17 per share. Due to the Merger, the notes are now convertible into Class A McDATA stock at a price of approximately $14.75 per share (aggregate of approximately 8.4 million shares) at any time prior to their maturity on February 15, 2007. At October 31, 2005, the amount outstanding on the CNT notes was $124.4 million. After the merger, the corporate name of CNT was changed to McDATA Services Corporation.

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

McDATA CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS (1)

As of October 31, 2005

(in thousands, unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiaries Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$145,516	$18,023	$2,703	$—	$166,242
Securities lending collateral	86,715	—	—	—	86,715
Short-term investments	144,673	—	—	—	144,673
Accounts receivable, net	87,294	22,673	70	—	110,037
Intercompany accounts receivable, net	(289,882)	150,844	(36,576)	175,614	—
Inventories, net	23,629	11,300	—	(282)	34,647
Prepaid expenses and other current assets	13,278	4,469	580	(6,912)	11,415

Total current assets	211,223	207,309	(33,223)	168,420	553,729
Property and equipment, net	103,543	24,840	1,758	—	130,141
Long-term investments	32,972	(6)	—	—	32,966
Investment in subsidiaries	402,938	2	—	(402,940)	—
Restricted cash	6,782	3,825	—	—	10,607
Intangible assets, net	63,699	(9)	71,036	—	134,726
Goodwill	182,058	61	78,693	—	260,812
Other assets, net	38,835	19,028	298	—	58,161

Total assets	$1,042,050	$255,050	$118,562	$(234,520)	$1,181,142

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$43,308	$9,419	$380	$—	$53,107
Accrued liabilities	55,175	34,732	(3,257)	—	86,650
Securities lending collateral payable	86,715	—	—	—	86,715
Current portion of deferred revenue	(4,238)	38,313	328	—	34,403
Current portion of notes payable and obligations under capital leases	627	2,213	19	—	2,859

Total current liabilities	181,587	84,677	(2,530)	—	263,734
Notes payable and obligations under capital leases, less current portion	1,213	3,335	—	—	4,548
Deferred revenue, less current portion	49,972	—	—	—	49,972
Other long-term liabilities	16,815	7,743	—	—	24,558
Interest rate swap	6,556	1,013	—	—	7,569
Convertible subordinated debt	165,944	119,108	—	—	285,052

Total liabilities	422,087	215,876	(2,530)	—	635,433
Total stockholders’ equity	617,349	40,441	122,439	(234,520)	545,709

Total liabilities and stockholders’ equity	$1,039,436	256,317	$119,909	(234,520)	$1,181,142

(1)	In conjunction with the guarantee of McDATA Services Corporation’s (formerly known as CNT) convertible debt, the accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered.” This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles and is not representative of the operations of McDATA or the former CNT on either a pre-merger or stand-alone basis.

McDATA CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (1)

For the Three Months Ended October 31, 2005

(in thousands, except per share data)

(unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiaries Non Guarantors	Eliminations	Consolidated
Total revenue	$128,567	$41,570	$178	$(1,810)	$168,505
Total cost of revenue	58,171	31,523	474	(1,098)	89,070

Gross profit	70,396	10,047	(296)	(712)	79,435
Operating expenses:
Research and development	29,778	1,355	331	—	31,464
Selling and marketing	22,323	6,178	7,286	—	35,787
General and administrative	8,982	1,053	461	—	10,496
Amortization of purchased intangible assets	5,951	—	5,416	—	11,367
Amortization of deferred compensation	889	—	—	—	889
Restructuring charges	419	(51)	158	—	526

Total operating expenses	68,342	8,535	13,652	—	90,529
Income (loss) from operations	2,054	1,512	(13,948)	(712)	(11,094)
Interest and other income, net of interest expense	(9,314)	(1,096)	10,084	—	(326)

Income (loss) before income taxes and equity in net loss of affiliated company	(7,260)	416	(3,864)	(712)	(11,420)
Income tax expense (benefit)	(1,341)	(2,448)	(147)	—	(3,936)

Net income (loss)	$(5,919)	$2,864	$(3,717)	$(712)	$(7,484)

(1)	In conjunction with the guarantee of McDATA Services Corporation’s (formerly known as CNT) convertible debt, the accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered.” This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles and is not representative of the operations of McDATA or the former CNT on either a pre-merger or stand-alone basis.

McDATA CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (1)

For the Nine Months Ended October 31, 2005

(in thousands, except per share data)

(unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiaries Non Guarantors	Eliminations	Consolidated
Total revenue	$327,991	$108,193	$556	$(4,058)	$432,682
Total cost of revenue	155,243	64,449	1,849	(3,346)	218,195

Gross profit	172,748	43,744	(1,293)	(712)	214,487
Operating expenses:
Research and development	79,068	3,621	1,094	—	83,783
Selling and marketing	64,757	12,146	21,141	47	98,091
General and administrative	21,568	1,889	1,701	—	25,158
Amortization of purchased intangible assets	9,919	—	16,555	—	26,474
Amortization of deferred compensation	4,849	—	—	—	4,849
Restructuring charges	10,171	(51)	158	—	10,278

Total operating expenses	190,332	17,605	40,649	47	248,633
Income (loss) from operations	(17,584)	26,139	(41,942)	(759)	(34,146)
Interest and other income, net of interest expense	(23,486)	(2,426)	26,538	149	775

Income (loss) before income taxes and equity in net loss of affiliated company	(41,070)	23,713	(15,404)	(610)	(33,371)
Income tax expense	(1,230)	1,644	2,074	—	2,488

Net income (loss)	$(39,840)	$22,069	$(17,478)	$(610)	$(35,859)

(1)	In conjunction with the guarantee of McDATA Services Corporation’s (formerly known as CNT) convertible debt, the accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered.” This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles and is not representative of the operations of McDATA or the former CNT on either a pre-merger or stand-alone basis.

McDATA CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (1)

For the Nine Months Ended October 31, 2005

(in thousands)

(unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiaries Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$43,720	$(29,657)	$1,133	$—	$15,196
Cash flows from investing activities: (2)
Purchases of property and equipment	(11,083)	(2,117)	(253)	—	(13,453)
Proceeds from sale of equipment	146	2,346	2	—	2,494
Purchases of investments	(271,547)	—	—	—	(271,547)
Proceeds from maturities and sales of investments	334,548	—	—	—	334,548
Cash used for acquisition costs	(6,912)	47,307	—	—	40,395
Restricted cash related to interest rate swap	(1,735)	—	—	—	(1,735)
Cash received on cash surrender value of life insurance policy	—	1,339	—	—	1,339

Net cash provided by (used in) investing activities	43,417	48,875	(251)		92,041
Cash flows from financing activities:
Payments on long-term notes payable and capital leases	(336)	(1,290)	(213)	—	(1,839)
Purchase of treasury stock	(4,552)	—	—	—	(4,552)
Proceeds from the issuance of common stock	792	—	—	—	792

Net cash used in financing activities	(4,096)	(1,290)	(213)		(5,599)
Effect of exchange rate changes on cash	—	97	—	—	97

Net increase (decrease) in cash and cash equivalents	83,041	18,025	669	—	101,735
Cash and cash equivalents, beginning of period	62,473	—	2,034	—	64,507

Cash and cash equivalents, end of period	$145,514	$18,025	$2,703	$—	$166,242

(1)	In conjunction with the guarantee of McDATA Services Corporation’s (formerly known as CNT) convertible debt, the accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered.” This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles and is not representative of the operations of McDATA or the former CNT on either a pre-merger or stand-alone basis.

(2)	Cash acquired in the merger with CNT, net of transaction costs, is recognized as investing inflow of cash in the consolidated cash flows statement for the nine-month period ended October 31, 2005.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report filed on Form 10-K with the Securities and Exchange Commission on April 4, 2005.

Overview

McDATA acquired CNT on June 1, 2005, and two months of their results are included in the three months ended July 31, 2005 and three months in the quarter ended October 31, 2005. Therefore, the acquisition of CNT has significantly affected the quarter over quarter and year over year comparisons in the results of operations.

Revenue Growth and Competitive Industry

Our revenue for the three months ended October 31, 2005 increased approximately 71% over the three months ended October 31, 2004. This year over year revenue increase is the result of the CNT acquisition resulting in higher sales of hardware and service products. The increase in product revenue was driven by higher sales of directors, SAN routers, and third party products. The market for our SAN and WAN products and solutions remains competitive with (a) the entrance of competitors into our market, (b) pricing pressures resulting from an increase in competitive products and solutions, (c) challenges to our direct-assist sales model, and (d) anticipated competition from our own storage OEM partners through their partnerships with competitors to jointly sell complementary products. These market conditions present unique risks and uncertainties in a number of respects. Management believes the competitive market environment defines the overall performance of the Company and provides a specific context to further analyze revenues, operating expenses and liquidity. In particular, we anticipate continued elongated sales cycles and downward pricing pressures that could negatively impact our revenue growth rate. Moreover, revenue growth in fiscal 2005 is dependent on the success of our new products, including the Intrepid 10000 Director and higher performance switch products.

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

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of total revenues.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Total revenue	100.0%	100.0%	100.0%	100.0%
Total cost of revenue	52.9	44.4	50.4	44.1

Gross profit	47.1	55.6	49.6	55.9
Operating expenses:
Research and development	18.7	23.2	19.4	23.8
Selling and marketing	21.2	27.2	22.7	25.3
General and administrative	6.2	5.9	5.8	6.7
Amortization of purchased intangible assets	6.7	5.7	6.1	5.9
Amortization of deferred compensation	.5	1.1	1.1	1.6
Restructuring charges	.3	(0.1)	2.4	0.4

Total operating expenses	53.6	63.0	57.5	63.7
Loss from operations	(6.5)	(7.4)	(7.9)	(7.8)
Interest and other income, net	(.2)	1.3	.2	1.2

Loss before income taxes and equity in loss of affiliated company	(6.7)	(6.1)	(7.7)	(6.6)
Income tax expense (benefit)	2.3	(0.7)	.7	—

Loss before equity in net loss of affiliated company	(4.4)	(5.4)	(8.4)	(6.6)
Equity in net loss of affiliated company	—	(0.3)	—	(0.5)

Net loss	(4.4)%	(5.7)%	(8.4)%	(7.1)%

Revenues

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Product revenue	$117,171	$73,210	$312,642	$227,367
Software and related maintenance revenue	20,149	14,563	53,363	42,428
Service revenue	29,926	5,720	62,694	14,593
Other revenue	1,259	5,032	3,983	9,587

Total revenue	$168,505	$98,525	$432,682	$293,975

Our total revenue for the three months ended October 31, 2005 was $168.5 million, which represented an approximate 71% increase over the three months ended October 31, 2004. For the nine months ended October 31, 2005, total revenue increased to $432.7 million, an approximate 47% increase over the nine months period ended October 31, 2004. Although we continue to see solid end-user interest for our products and solutions, the on-going competitive marketplace is expected to create a challenging sales environment for the foreseeable future. Given the nature of competitors and products in our industry, we anticipate longer sales cycles and price declines that could negatively impact our revenue growth rate.

Product

Product revenue of $117.2 million for the three months ended October 31, 2005 was a 60% increase over the three months ended October 31, 2004. For the nine months ended October 31, 2005, product revenue increased approximately 38% to $312.6 million from $227.4 million for the same period in the prior fiscal year. This year over year revenue increase in product revenue reflects five months of results with CNT in 2005 and a 34% increase in estimated ports sold offset by a 24% decrease in estimated average sales prices. The increase in sales of hardware ports reflects the market strength of our high-end Director products despite the economic and competitive environment. We expect the number of ports shipped to fluctuate depending on the demand for our existing and newly introduced products including the timing of product introductions by our OEM customers. Ongoing competition and macroeconomic factors could continue to provide downward pricing pressures that could impact our revenue growth and related margins.

Software and related maintenance revenue of $20.1 million for the quarter ended October 31, 2005 increased approximately 38% over the quarter ended October 31, 2004. For the nine months ended October 31, 2005, software and related maintenance revenue of $53.4 million increased approximately 26% from $42.4 million for the nine months ended October 31, 2004. This revenue growth is due to higher sales of our embedded software products including our SANtegrity security solution, higher sales of Eclipse software and higher maintenance revenue that attaches to the sale of software licenses. A significant portion of our software revenue is generated from sales of our Enterprise Fabric Connectivity Manager, or EFCM, software product.

Other revenue of $1.3 million for the quarter ended October 31, 2005 decreased $3.8 million from the $5.0 million for the quarter ended October 31, 2004. For the nine months ended October 31, 2005, other revenue of $4.0 million decreased from $9.6 million for the same period of fiscal 2004. Other revenue represents the ESCON business which is expected to continue to decline. IBM announced end of life on several ESCON products in 2004; therefore, we expect revenue from this category to be less than $1 million through the remainder of fiscal 2005.

Service

Service revenue includes professional service revenue, break/fix maintenance support, network monitoring services, and revenue earned from our upgraded warranty and extended maintenance contracts on our hardware products. Service revenue for the three months ended October 31, 2005 was $29.9 million. This represents a $24.2 million increase from the same period in fiscal 2004. For the nine months ended October 31, 2005, service revenue of $62.7 million increased $48.1 million from $14.6 million for the nine months ended October 31, 2004. These increases are due primarily to the addition of CNT’s business.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
EMC	28%	49%	33%	47%
IBM	22%	23%	24%	25%
HDS	11%	10%	9%	19%
Other channels	39%	18%	34%	9%

Total revenue	100%	100%	100%	100%

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

Domestic and international revenue was approximately 68% and 32% of our total revenue, respectively, for the three months ended October 31, 2005. For the three months ended October 31, 2004, domestic and international revenue was approximately 66% and 34% of our total revenue, respectively. For the nine months ended October 31, 2005, domestic and international revenue was 67% and 33% of total revenue as compared to 64% and 36%, respectively for the nine months ended October 31, 2004. Revenues are attributed to geographic areas based on the location of the customers to which our products are shipped. International revenues primarily consist of sales to customers in Western Europe and the greater Asia Pacific region. Included in domestic revenues are sales to certain OEM customers who take possession of our products domestically and then distribute these products to their international customers. In addition, included in revenues from Western Europe are sales to certain OEM customers who take possession of our products in distribution centers designated for international-bound product and then distribute these products among various international regions. Our mix of international and domestic revenue can, therefore, vary depending on the relative mix of sales to certain OEM customers.

For a description of our revenue recognition policies, see the Revenue Recognition section of the Critical Accounting Policies.

Gross Margin

Product

Product gross margin percentages were 51% and 58% for the three months ended October 31, 2005 and 2004, respectively. For the nine months ended October 31, 2005 and 2004, product gross margins were 53% and 58%, respectively. Costs of goods sold consists of product costs, which are generally variable, and manufacturing operating cost, which include both variable and fixed expenses. The decline in product margins for both the three month and nine month periods ending October 31, 2005 compared to the same periods ending October 31, 2004 was principally due to discounting that we offered during the market introduction phase for our Intrepid 10000 director product along with the added costs associated with lower start up production volumes. Gross margins were adversely affected by $1.4 million of provisions for underutilization of certain manufacturing facilities and unusual warranty expenses that were recognized in the quarter ended October 31, 2005. For the three months ended October 31, 2005, the inclusion of CNT resulted in higher product margins from CNT legacy products sold to direct end-user customers offset by lower margins for the resale of products from third parties.

In anticipation of the competitive-driven and natural decline in selling prices, we continue to drive cost advantages through our engineering and manufacturing processes. The terms of our agreement with Solectron will allow for a reduction of manufacturing costs once Solectron moves manufacturing processes to their other facilities.

Service

Service gross margin percentages were 32% and 14% for the three months ended October 31, 2005 and 2004, respectively. For the nine months ended October 31, 2005, service gross margin percentage was 34% compared to 11% for the nine months ended October 31, 2004. Gross margins increased in 2005 due to the acquisition of CNT’s service business. Management expects future service gross margins to be comparable to the results achieved in the third quarter 2005.

Operating Expenses

Research and Development Expenses. Research and development expenses consist primarily of salaries and related expenses for personnel engaged in engineering and R&D activities; fees paid to consultants and outside service providers; nonrecurring engineering charges; prototyping expenses related to the design, development, testing and enhancement of our products; depreciation related to engineering and other test equipment; and IT and facilities expenses. Research and development expenses are applicable to the Company’s product segment.

For the three months ended October 31, 2005, research and development expenses increased $8.6 million to $31.5 million compared with $22.8 million for the three months ended October 31, 2004. For the nine months ended October 31, 2005, research and development expenses increased by $13.7 million to $83.8 million as compared to $70.1 million for the nine months ended October 31, 2004. These increases in research and development expense reflect an 18% increase in personnel, increased depreciation expense for equipment, spending related to outsourced services and product development and testing. These increases are due primarily to the Merger. Research and development expenses also reflect the net impact of capitalized software development costs which reduce research and development expenses when recorded on the balance sheet and amortized against cost of goods sold upon introduction of the software product. For the quarter ended October 31, 2005, capitalized software costs were $4.5 million compared to $6.0 million for the three months ended October 31, 2004. For the nine months ended October 31, 2005, capitalized software costs were $15.3 million as compared to $12.9 million for the same period during fiscal 2004. This $2.4 million decrease in research and development expense partially offsets the increases as discussed above for the nine months ended October 31, 2005 as compared to the same period in the prior fiscal year. These costs vary in conjunction with stages of development of our application software, our new director and switch products and related firmware software.

Selling and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing and sales; costs associated with promotional and travel expenses; and IT and facilities expenses.

For the three months ended October 31, 2005, selling and marketing expenses increased $9.0 million to $35.8 million as compared to $26.8 million for the three months ended October 31, 2004. Selling and marketing expenses increased by $23.6 million to $98.1 million for the nine months ended October 31, 2005 as compared to $74.5 million for the nine months ended October 31, 2004. These increases were primarily due to a 35% increase in personnel.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses for corporate executives, finance, human resources and investor relations, as well as accounting and professional fees, corporate legal expenses, other corporate expenses, and IT and facilities expenses.

For the three months ended October 31, 2005 and 2004, respectively, general and administrative expenses were $10.5 million and $5.8 million. General and administrative expenses for the nine months ended October 31, 2005 and 2004 were $25.2 million and $19.6 million respectively. These increases over prior year were attributable to increased personnel costs related to the increase in personnel and severance costs and increased facility costs associated with the Merger.

Amortization of Purchased Intangible Assets. Amortization of purchased intangible assets was $11.4 million and $5.6 million for the three months ended October 31, 2005 and 2004, respectively and $26.5 million and $17.2 million for the nine months ended October 31, 2005 and 2004, respectively. These increases are due to the increase of purchased intangibles acquired through the merger with CNT. These assets are being amortized on a straight-line basis over a period of one to nine years.

Amortization of Deferred Compensation. We have recorded deferred compensation related to retention shares granted to Nishan and Sanera employees. In addition, certain CNT employees were issued retention grants of restricted stock. Upon completion of the CNT acquisition, these share converted into 1.3 shares of McDATA Class A common stock for each restricted share of CNT common stock owned. These shares vest over an 18 month period. We are amortizing all deferred compensation on a straight-line basis over the vesting period of the applicable options and stock awards, resulting in amortization expense, net of forfeitures, of $889,000 for the three months ended October 31, 2005 and $1.1 million for the three months ended October 31, 2004 (of which approximately $25,000 and $26,000 was included in cost of revenue, respectively). Deferred amortization expense of $4.8 million was recorded for the nine months ended October 31, 2005 and 2004 (of which approximately $151,000 and $162,000 was included in total cost of revenue, respectively. Deferred compensation expense related to these awards will decrease as the awards become fully vested over the following two to five years.

After the acquisition of CNT, the Company notified redundant employees that their employment would be terminated and provided them with a detailed explanation of their benefits, which included separation pay as well as retention pay for transitional employees. Total termination benefits charged to restructuring costs in results of operations as a result of the integration plan was $.6 million for the quarter ended October 31, 2005 and $3.9 million in total through October 31, 2005. Retention pay offered to all transitional employees is contingent upon the employee rendering future service through a transition period and has no relationship to the employees’ past service, therefore, these benefits were recognized as a restructuring cost ratably over the transition period. For the quarter ended October 31, 2005, $.6 million has been recognized as a restructuring cost, for a total of $.9 million through October 31, 2005. No further retention benefits are expected to be incurred as a result of the CNT integration plan.

Prior to the acquisition, McDATA and CNT each sold a competing Director class product—McDATA’s is branded the Intrepid 10000 and CNT’s is the UltraNet Multi-Service Director (UMD). In order to eliminate this redundancy and integrate the two company’s product offerings, the Company has decided to withdraw the UMD from the market, and continue to sell the Intrepid 10000 product in the future. As a result, McDATA has offered, and certain existing UMD customers have accepted, an exchange program which allowed customers to trade in their UMD for a comparable Intrepid 10000 at no cost to them. The Company has also offered customers up to 20 hours of professional consulting service to assist with the migration to the new product. The net cost of this program of $6.8 million was recorded as a restructuring cost during the quarter ended July 31, 2005, which represents the difference between the cost of the Intrepid 10000 to be installed over the salvage value of the UMD’s to be returned. Consulting costs to be incurred in connection with this program were not accrued because they could not be reasonably estimated. They will be recorded as restructuring costs in future periods as they are incurred.

Changes to the estimates of executing the currently approved plans of restructuring the pre-merger McDATA organization will be reflected in our future results of operations.

Interest and Other Income. Interest and other income consisted primarily of interest earnings on our cash, cash equivalents and various investment holdings. Interest and other income increased to $2.8 million for the three months ended October 31, 2005 as compared with $1.7 million for the three months ended October 31, 2004. For the nine months ended October 31, 2005 and 2004, interest and other income was $7.0 million and $4.5 million, respectively. The increase in income from the prior year level reflects an increase in interest rates. Fluctuations in our investment balances as well as fluctuations in interest rates could cause our investment income to vary between periods.

Interest Expense. Interest expense consists primarily of the amortization of issuance costs related to the convertible subordinated debt, the convertible debt interest expense not offset by the interest rate swap interest income (discussed below), the amortization of the discount on the CNT debt, and interest expense related to capital leases and notes payable.

For the three months ended October 31, 2005, interest expense increased to $3.1 million compared with $395,000 for the three months ended October 31, 2004, due primarily to the effect of increased interest rates. In order to manage interest expense on our convertible debt, the Company has two interest-rate swap agreements in effect, which have the economic effect of modifying the fixed interest obligations associated with our convertible debt so that the interest payable on the majority of the debt effectively becomes variable. The rate on the interest rate swap agreement covering $155.3 million of the 2.25% Convertible Notes is based on the six-month London Interbank Offered Rate (LIBOR) minus 152 basis points, is reset semiannually on February 15 and August 15 of each year until maturity on February 15, 2010, and was 2.51% as of October 31, 2005. The rate on the interest rate swap agreement covering $75 million of the 3.00% Convertible Notes is based on the three-month LIBOR plus 69.5 basis points, is reset quarterly on January 31, April 30, July 31, and October 31 of each year, and was 4.938% as of October 31, 2005. Significant increases in interest rates in future periods could significantly increase interest expense.

Provision for Income Taxes. The Company has recorded tax expense for the nine months ended October 31, 2005 even though the pre-tax result on the books is a loss. This is due primarily to taxes payable in foreign jurisdictions where the net taxable income of our branch and subsidiary operations is projected to be positive, as well as state taxes for jurisdictions where there are insufficient tax operating losses to offset allocable taxable income. No federal tax benefit is recorded currently for the year-to-date loss because the Company has established a valuation allowance against its entire domestic net deferred tax asset. Management believes available evidence indicates that sufficient income is not expected during the remainder of the fiscal year to realize any such benefit. The calculation of income tax expense or benefit for the current period is based in part on estimates of future results and projections of taxable income for the full fiscal year in each jurisdiction in which the Company operates. These projections could be affected, positively or negatively, by such factors as future changes in tax law or implementation of possible tax planning strategies.

We are subject to audit by federal, state and foreign tax authorities. These audits may result in additional tax liabilities. We account for such contingent liabilities in accordance with SFAS No. 5, “Accounting for Contingencies”, and believe that we have appropriately provided for taxes for all years. Several factors drive the calculation of our tax reserves including (i) the expiration of statutes of limitations, (ii) changes in tax law and regulations, and (iii) settlements with tax authorities. The occurrence of any of these events may result in adjustments to our reserves that could impact our reported financial results. During the three-month period ended October 31, 2005, the Company released previously accrued tax contingencies in the amount of $1.35 million due to the expiration of state Statutes of Limitations with respect to returns filed for a prior year, resulting in a one-time benefit to the income tax provision. This benefit is included in the amounts reported for the three- and nine-month periods ended October 31, 2005.

Liquidity and Capital Resources

At October 31, 2005, cash and cash equivalents, short- and long-term investments were approximately $354 million compared to approximately $310 million as of January 31, 2005. The October 31, 2005 balance includes approximately $11 million of restricted cash, classified as long-term, that we are required to maintain in relation to the interest rate swap we have executed in connection with our convertible debt. We invest excess cash predominantly in debt and equity instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than three years with the intent to make such funds readily available for operating purposes, including expansion of operations and potential acquisitions or other transactions.

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

In summary, our cash flows were:

	Nine Months Ended October 31,
Source (use) (in thousands)	2005	2004
Net cash provided by operating activities	$15,196	$9,955
Net cash provided by (used in) investing activities	92,041	(5,649)
Net cash used in financing activities	(5,599)	(6,917)

Cash provided by operating activities of $15.2 million for the nine months ended October 31, 2005 consists of our net loss adjusted for non-cash charges (including depreciation, amortization, deferred compensation and inventory-related charges) and changes in working capital and other activities. Working capital items include accounts receivable, inventories, other current and non-current assets, accounts payable, accrued liabilities and deferred revenue.

Cash provided by investing activities of $92.0 million for the nine months ended October 31, 2005 consists of $40.4 million in cash recognized from the CNT acquisition, net of $6.9 of acquisition costs, as well as $63 million in proceeds from investment sales and maturities (net of purchases), partially offset by $13.5 million of capital expenditures. For the nine months ended October 31, 2004, $5.6 million of cash used in investing activities consists of approximately $8.2 million in cash from investment sales and maturities (net of purchases) less approximately $14 million of capital expenditures.

Cash used in financing activities of $5.6 million for the nine months ended October 31, 2005 was primarily due to the stock repurchase program. For the nine months ended October 31, 2004, net cash used by financing activities of $6.9 million consists primarily of purchases under the stock repurchases program, net of proceeds from the exercise of stock options and the employee stock purchase plan.

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

Commitments

Purchase Commitments

The Company has contracted with Sanmina SCI Systems, Inc. (SSCI), Solectron Corporation (Solectron) and others (collectively, Contract Manufacturers) for the manufacture of printed circuit boards and box build assembly and configuration for specific multi-protocol directors and switches. The agreements require the Company to submit purchasing forecasts and place orders sixty calendar days in advance of delivery. At October 31, 2005, the Company’s commitment with our Contract Manufacturers for purchases over the next sixty days totaled $95.1 million, and $19.2 million for commitments beyond 60 days. The Company may be liable for materials that the Contract Manufacturers purchase on McDATA’s behalf if the Company’s actual requirements do not meet or exceed its forecasts and those materials cannot be redirected to other uses. We may also be liable for materials that certain component suppliers or product manufacturers have produced or made available to us if our actual requirements do not meet or exceed minimums that we have committed to purchase. At October 31, 2005, the company had recorded approximately $6.6 million of purchase obligations that we believe is excess or obsolete and cannot be redirected to other uses. Management does not expect the remaining commitments under these agreements to have a material adverse effect on the Company’s business, results of operations, financial position or cash flows.

Convertible Notes

In February 2003, the Company sold $172.5 million of 2.25% convertible subordinated notes due February 15, 2010 (2.25% Notes). The 2.25% Notes are convertible into our Class A common stock at a conversion rate of 93.3986 shares per $1,000 principal amount of notes (aggregate of approximately 16.1 million shares) or $10.71 per share, subject to certain conversion adjustments. Upon a conversion, the Company may choose to deliver shares of our Class A common stock, or, in lieu of shares of our Class A common stock, cash or a combination of cash and shares of Class A common stock. We are required to pay interest on February 15 and August 15 of each year, beginning August 15, 2003. Debt issuance costs of $5.6 million are being amortized over the term of the 2.25% Notes. The amortization of debt issuance costs will accelerate upon early redemption or conversion of the Notes. The net proceeds remain available for general corporate purposes, including working capital requirements and capital expenditures.

Concurrent with the issuance of the 2.25% Notes, the Company entered into share option transactions using approximately $20.5 million of proceeds. As part of these share option transactions, the Company purchased options that cover approximately 16.1 million shares of Class A common stock, at a strike price of $10.71. The Company also sold options that cover approximately 16.9 million shares of Class A common stock, at a strike price of $15.08. The net cost of the share option transactions was recorded against additional paid in capital. These share option transactions are intended to give the Company the option to mitigate dilution as a result of the 2.25% Notes being converted to common shares up to the $15.08 price per common share and mitigate dilution if the share price exceeds $15.08 at that time. Should there be an early unwind of either of the share option transactions, the amount of cash or net shares potentially received or paid by the Company will be dependent on then existing overall market conditions, the stock price, the volatility of the stock, and the amount of time remaining until expiration of the options.

On June 1, 2005, effective upon the consummation of the Merger, the Company fully and unconditionally guaranteed the $124,350,000 3.00% convertible subordinated notes due February 15, 2007 previously issued by CNT (3.00% Notes), and became a co-obligor on the 3.00% Notes with CNT and the 3.00% Notes became convertible into the Company’s Class A stock at a price of approximately $14.75 per share (aggregate of approximately 8.4 million shares) at any time prior to maturity on February 15, 2007, all pursuant to the terms of the Supplemental Indenture. All other terms of the 3.00% Notes remained unchanged. The 3.00% Notes may be redeemed upon payment of the outstanding principal balance, accrued interest and a make whole payment if the closing price of the Class A stock exceeds 175% of the conversion price for at least twenty (20) consecutive trading days within a period of thirty (30) consecutive trading days ending on the trading day prior to the date of the mailing of the redemption notice. The make whole payment represents additional interest payments that would be made if the 3.00% Notes were not redeemed prior to their due date. Interest is payable on February 15 and August 15 of each year while the 3.00% Notes are outstanding. Payment of the notes will also accelerate upon certain events of default.

In order to manage interest expense on our convertible debt, the Company has two interest-rate swap agreements in effect, which have the economic effect of modifying the fixed interest obligations associated with our convertible debt so that the interest payable on the majority of the debt effectively becomes variable. In July 2003, we entered into an interest rate swap agreement covering $155.3 million of the 2.25% Notes which is based on the six-month London Interbank Offered Rate (LIBOR) minus 152 basis points. The rate on this swap agreement is reset semiannually on February 15 and August 15 of each year until maturity on February 15, 2010, and was 2.51% as of October 31, 2005. Prior to the Merger, CNT entered into an interest rate swap agreement covering $75 million of the 3.00% Notes which is based on the three-month LIBOR plus 69.5 basis points. This rate is reset quarterly on January 31, April 30, July 31, and October 31 of each year until maturity on February 15, 2007, and was 4.938% as of October 31, 2005. Increases in interest rates could significantly increase the interest expense we are obligated to pay under the interest-rate swap agreements in future periods. The swaps were designated as a fair value hedge and, as such, the gain or loss on the derivative instrument, as well as the fully offsetting gain or loss on the Notes attributable to the swaps, were recognized in earnings. We are also required to post collateral based on changes in the fair value of the interest rate swaps. This collateral, in the form of restricted cash, was $10.6 million as of October 31, 2005 and $5.0 million as of January 31, 2005.

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

Contractual Obligations

The following table summarizes our contractual obligations (including interest expense) and commitments as of October 31, 2005 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Convertible subordinated debt	296,850	—	124,350	172,500	—
Interest on convertible subordinated debt	23,224	7,612	10,680	4,932	—
Non-cancelable operating leases	56,242	12,039	13,743	7,922	22,538
Non-cancelable purchase agreements	114,363	99,363	10,000	5,000	—
Capital leases, including interest	3,180	1,946	739	495	—

Total contractual obligations	493,859	120,960	159,512	190,849	22,538

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) issued an exposure draft of its proposed amendment to Statement of Financial Standards (SFAS) No. 128, “Earnings Per Share” (SFAS No. 128), which specifies the calculation of earnings per share (EPS). This Statement eliminates the provision of SFAS No. 128 that allows issuing entities to overcome the presumption that certain contracts that may be settled in cash or shares will be settled in shares. Lastly, this Statement requires that shares to be issued upon conversion of a mandatorily convertible security be included in the computation of basic EPS from the date that conversion becomes mandatory. The FASB made further modifications to this exposure draft and plans to reissue it in the third quarter of 2005, with the final statement expected to be issued in the first quarter of 2006. The Company has not yet determined the potential future impact of the proposed amendment on its consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Cost—An Amendment of ARB 43, Chapter 4” (SFAS No. 151), to clarify that abnormal amounts of certain costs should be recognized as period costs. This Statement is effective for fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of SFAS No. 151 will have a material effect on its financial position, results of operations, or cash flows.

In December 2004, the FASB issued a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, (SFAS No. 123R). SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Originally, SFAS No. 123R was effective for interim reporting periods that begins after June 15, 2005. In April 2005, the SEC announced the deferral of the required effective date. The SEC rule provides that SFAS 123R is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005. The Company is in the process of determining the effect that adopting SFAS No. 123R will have on its financial position, results of operations, and cash flows.

In December 2004, the FASB issued Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for qualifying dividends from controlled foreign corporations, subject to certain limitations. This Staff Position allows companies additional time beyond the financial reporting period of enactment to evaluate the effect of the Act. The Company has evaluated the potential benefits of this provision and has determined that it will not be paying any dividends pursuant to the specific rules of the Act. This decision does not prevent the Company from paying dividends from controlled foreign corporations in the future. However, such dividends would not be eligible for the special dividends received deduction provided for by the Act.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS No. 154), which requires the direct effects of voluntary accounting principle changes to be retrospectively applied to prior periods’ financial statements. The Statement does not change the transition provisions of any existing accounting pronouncements, but would apply in the unusual instance that a pronouncement does not include specific transition provisions. SFAS No. 154 maintains existing guidance with respect to accounting estimate changes and corrections of errors. The Statement is effective for the Company beginning in fiscal year 2006. Adoption is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

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

The remaining portion of deferred revenue represents deferred revenue related to billings and collections for which one or more of the four basic criteria under SAB No. 104 and the American Institute of Certified Public Accountants’ Statement of Position 97-2, as amended, have not been met. These balances are all classified as short-term on the balance sheet as all four criteria have historically been met in less than twelve months.

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

Additionally, we have certain purchase commitments with our Contract Manufacturers and other suppliers that are non-cancelable. We may be liable for materials that our third-party manufacturers purchase on our behalf if our actual requirements do not meet or exceed our forecasts and those materials cannot be redirected to other uses by the Contract Manufacturers. We may also be liable for materials that certain component suppliers or product manufacturers have produced or made available for us if our actual requirements do not meet or exceed minimums that we have committed to purchase. We evaluate these open purchase commitments in light of our current inventory on hand, expected demand, market conditions and new product introductions. Based on this information, we record purchase obligations for inventory we believe is excess or obsolete and cannot be redirected to other uses by our contract manufacturers or other suppliers. At October 31, 2005, the Company’s commitment with our Contract Manufacturers for purchases over the next 60 days totaled $95.1 million, and $19.2 million for commitments beyond 60 days. At October 31, 2005, the company had recorded approximately $6.6 million of purchase obligations that we believe is excess or obsolete and cannot be redirected to other uses.

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

Income Taxes

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We are required to estimate our income taxes in each jurisdiction where we operate. This process involves estimating our actual current income tax expense together with assessing temporary differences resulting from items that have different timing or treatment for income tax and financial accounting purposes. These differences result in deferred tax assets and liabilities. The calculation of income tax expense or benefit is based in part on estimates of future results and projections of taxable income for the full fiscal year in each jurisdiction in which the Company operates. These projections could be affected, positively or negatively, by such factors as future changes in tax law or implementation of possible tax planning strategies.

If management determines that it is more likely than not that some or all of the deferred tax assets will not be realized, then a valuation allowance is established against that portion of the deferred tax assets. In evaluating the need for a valuation allowance, we assessed the likelihood that our net deferred tax assets will be recovered from future taxable income. In assessing the need for a valuation allowance, we have considered past operating losses, cumulative losses for financial accounting in recent years, estimated future taxable income and our ongoing prudent and feasible tax planning strategies. After considering all available evidence, both positive and negative, management concluded, after applying the provisions of SFAS No. 109, that it is more likely than not that we will not be able to realize our deferred tax assets in the future. Therefore, a valuation allowance has been established against the Company’s net domestic deferred tax asset. The establishment of the valuation allowance does not impair our ability to use the deferred tax assets upon achieving profitability.

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

Valuation of Long-Lived Assets Including Goodwill and Purchased Intangible Assets

We perform an annual impairment test for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Goodwill is evaluated for impairment at least annually (beginning with the first anniversary of the acquisition date) and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable based on the fair value of the reporting unit to which the goodwill relates. We performed a goodwill impairment test during our first fiscal quarter for the balance as of April 30, 2005 and determined that no impairment loss should be recognized. In the event that business conditions change and/or our market value were to drop significantly, future tests may result in a need to record a loss due to write down of the value of goodwill. At October 31, 2005, goodwill recorded in the consolidated balance sheet totaled $260.8 million.

Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets. The Company reviews long-lived assets, including intangibles and property and equipment for impairment whenever there is an indication that the carrying amount may not be recoverable from future estimated cash flows.

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

Cautionary Statements—Risk Factors

Our Quarterly Revenues and Operating Results Have Historically Fluctuated for a Number of Reasons, Which Has Also Caused Our Stock Price to Fluctuate

Quarterly revenues and operating results from continuing operations have varied significantly in the past due to a number of factors, which has caused our stock price to fluctuate. The primary factors that have historically affected our quarterly financial performance include the following:

•	fluctuations in demand for our products and services;

•	increasing competition from competitors which have products similar to ours and the availability of alternative products that can address storage networking needs of customers;

•	potentially negative financial impact related to our acquisition of CNT, and our ability to integrate our sales and marketing efforts;

•	the timing of customer orders, which are often grouped toward the end of a quarter, particularly large orders from our significant customers and whether any orders are cancelled;

•	sales mix among our storage networking products and services;

•	our traditionally long sales cycle, which can range from 90 days to 12 months or more;

•	the fact that our products and services are usually only part of an overall solution that our customers may have problems implementing or obtaining the required components or services from other vendors;

•	our ability to successfully qualify our products with storage OEM’s and our ability to source third party products that we resell;

•	announcements and new product introductions by our competitors and deferrals of customer orders in anticipation of new products, services or product enhancements introduced by us or our competitors;

•	decreases over time in the prices at which we can sell our products;

•	our ability to obtain sufficient supplies of components, including limited sourced components, and products we supply at reasonable prices, or at all;

•	communication costs and the availability of communication lines;

•	increases in the prices of the components and supplied products we purchase;

•	under utilization of consultants;

•	our ability to attain and maintain production volumes and quality levels for our products;

•	increased expenses, particularly in connection with our strategy to continue to expand our relationships with the parties with whom we have entered into strategic relationships; and

•	general economic and political conditions and related customer budget constraints.

Accordingly, you should not rely on the results of any past periods as an indication of our future performance. Because most of our expenses are fixed in the short-term or incurred in advance of anticipated revenue, we may not be able to decrease our expenses in a timely manner to offset any unexpected shortfall in revenue.

Changing Market Conditions and Increased Competitive Risks.

The competition in the data access and SAN, MAN, and WAN market for our products, software and solutions has grown and will continue to become more competitive with (a) the recent introduction of competitive products (b) alternative competitive technologies offered by other network companies that can effectively network storage data, and (c) pricing pressures resulting from this increased competition. As a result of these market changes, we anticipate continued lengthened sales cycles and price erosion in an environment where storage OEM certification of our products may still be required for end-user customer acceptance. Given that a majority of our revenues are derived from our direct-assist sales model with distribution through our channel partners, we are still highly dependent upon our channel partners’ relationships with end-user customers to promote the value of our products. If our channel partners do not promote the value of our products or competitors begin to control end-user customer preference, we may lose sales in key enterprise accounts that would materially adversely affect our revenues. While our recent acquisition of CNT allows us to offer SAN extension products, third party products and services directly to end-user customers, and such offerings are generally not in conflict with our channel partners, we are nonetheless cautious in our sales model to properly manage and leverage the existing channel relationships we have.

We may not be able to successfully compete against existing or potential SAN competitors.

The market for our SAN switching products, software and solutions is highly competitive, especially with the entrance of Cisco into the market in 2002. Our competitors are providing SAN switching hardware, server blade solutions and software that is multi-protocol capable (such as Fibre Channel over IP (FCIP), SCSI over Internet (iSCSI), Internet Fibre Channel (iFCP) and InfiniBand). Our competitors in this market include Brocade, Cisco, QLogic Corp., Emulex Corporation (which acquired Vixel Corporation), Broadcom Corporation (which acquired the assets of Gadzoox Networks), AppIQ, Fujitsu Softech and others, including storage hardware device providers. Given the market share gain by Cisco, other IP based switching companies such as Juniper, Extreme, Foundry and others may enter the market for SAN products. Many of our competitors and potential competitors have longer operating histories, greater name recognition, access to larger customer bases, more established distribution channels and substantially greater financial and managerial resources than McDATA. Given the highly competitive market, we anticipate continued lengthened sales cycles and continued downward pricing pressures. To be competitive, we recently acquired CNT to expand our Global Enterprise Data Infrastructure (GEDI) strategy, which is to enable customers to consolidate their data assets in storage networks and to extend the boundary of those networks through network connectivity and distance products (i.e., SAN extension products previously offered by CNT). These products and services are sold directly and through channels partners. Continued or increased competition could result in pricing pressures, reduced sales, reduced margins, reduced profits, reduced market share, further elongating of sales cycles, or the failure of our products to achieve or maintain market acceptance.

We incurred a substantial loss for the nine months ended October 31, 2005 and for the fiscal year ended January 31, 2005 and may not be profitable in the future.

We incurred losses of $35.9 million and $20.9 million, respectively, for the nine months ended October 31, 2005 and for the fiscal year ended January 31, 2005. Our future operating results will depend on many factors, including the growth of the SAN market, market acceptance of new products we introduce, demand for our products, levels of product and price competition and our reaching and maintaining targeted costs for our products. In addition, we expect to incur continued significant product development, sales and marketing, and general and administrative expenses. We cannot provide assurance that we will generate sufficient revenue to achieve or sustain profitability.

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

We depend on EMC, IBM and HDS, for a significant portion of our total revenue. Sales to EMC, IBM and HDS represented approximately 33%, 24% and 9%, respectively, of our revenue for the nine months ended October 31, 2005. We anticipate that our future operating results will continue to depend heavily on sales to EMC, IBM and HDS. EMC, IBM and HDS resell products offered by our competitors, and nothing restricts EMC, IBM and HDS from expanding those relationships in a manner that could be adverse to us. Therefore, the loss of either EMC, IBM or HDS as a channel customer, or a significant reduction in sales to either EMC, IBM and HDS could significantly reduce our revenue. While we are aware that Dell sources some of our switch product through EMC, it is unclear whether this mitigates our dependency on EMC. Our product sales agreements with sales partners do not provide for the purchase of a guaranteed minimum amount of product.

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

For the nine months ended October 31, 2005, we derived a significant portion of our revenue from sales of our director-class Intrepid switch products. We expect that revenue from our director-class Intrepid products will continue to account for a substantial portion of our revenue for the foreseeable future. Factors such as performance, market positioning, the availability and price of competing products, the introduction of new technologies and the success of our OEM, reseller and systems integrator customers will affect the market acceptance of our products. Therefore, continued market acceptance of these products and their successor products, along with our Intrepid 10000 Director, are critical to our future success. The Intrepid 10000 Director is currently in qualification testing by EMC. The qualification process with EMC is taking longer than previously anticipated. Should EMC not qualify the Intrepid 10000 Director, McDATA’s revenue and financial performance could be adversely affected given its sales concentration with EMC. Further, the sale of other SAN product lines and software may also be adversely affected since the Intrepid 10000 is a key part of the overall SAN solution that we and our channel partners architect for end-user customers.

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

We are currently developing products that contain untested devices and subassemblies. As with any development, there are inherent risks should such devices or subassemblies require redesign or rework. In particular, in conjunction with the transition of our products from fibre channel to multi-protocol, 2 Gb to 4 Gb to 8 Gb to 10 Gb transmission speed technology, higher port densities, and advanced management capabilities, we will be introducing products with new features and functionality, such as our next generation director-class switch product, the Intrepid 10000 Director and our next generation switch, such as the Sphereon 4400 and Sphereon 4700. We face risks relating to this product transition, including risks relating to getting storage and system OEMs to qualify such products, forecasting of demand, as well as possible product and software defects and a potentially different sales and support environment due to the complexity of these new systems. Finally, if we fail to timely introduce new products, or to add new features and functions to existing products to compete against new entrants in the market, or if there is no demand for these or our current products, our business could be seriously harmed.

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

We conduct significant sales and customer support operations in countries outside of the United States and also depend on non-U.S. operations of our contract manufacturers, and our distribution partners. Further, we utilize an India based firm, HCL Technologies, to provide certain software engineering services, and our virtualization chip supplier, Aarohi Communications, is also reliant on offshore engineering. We derived approximately 33% of our revenue for the nine months ended October 31, 2005, from customers located outside of the United States. We believe that our continued growth and profitability will require us to continue to expand marketing and selling efforts internationally. We have limited experience in marketing, distributing and supporting our products internationally and may not be able to maintain or increase international market demand for our products. In addition, our international operations are generally subject to inherent risks and challenges that could harm our operating results, including:

•	expenses associated with developing and customizing our products for foreign countries and different languages;

•	difficulties in staffing and managing international operations, including recruiting qualified personnel in foreign markets and reliance on third parties to manage certain aspects of our foreign operations, including hub inventory locations;

•	unusually high expenses and timeliness with the hiring and termination of employees in foreign countries;

•	multiple, conflicting and changing governmental laws and regulations, including difficulty in enforcing our legal rights in foreign jurisdictions;

•	tariffs, quotas and other import or export restrictions, trade protection measures and other regulatory requirements on computer peripheral equipment;

•	longer sales cycles for our products;

•	reduced or limited protections of intellectual property rights;

•	adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries and customers;

•	compliance with international standards that differ from domestic standards;

•	risks surrounding any product and software outsourcing activities in foreign countries; and

•	political, social and economic instability in a specific country or region.

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

The European Union has finalized the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. This directive is being enacted and implemented by individual European Union governments (such legislation together with the directive, the “WEEE Legislation”), and certain producers are to be financially responsible under the WEEE Legislation beginning in August 2005. In addition, the European Parliament has enacted a requirement for the elimination or reduction of hazardous substances (RoHS). This legislation governs the recovery of such substances as mercury, lead, cadmium, and hexavalent chromium. We are currently reviewing the applicability of WEEE and RoHS Legislation to our electronic products. Accordingly, we cannot currently estimate the extent of increased costs resulting from the WEEE and RoHS Legislation. Similar legislation may be enacted in other geographies, including federal and state legislation in the United States, the cumulative impact of which could be significant costs.

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

Risks related to internal controls.

Public companies in the United States are required to review their internal controls under the Sarbanes-Oxley Act of 2002. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. The acquisition of CNT in June, 2005 added significantly to the size, complexity and geographic reach of our operations and increased the risk that our control systems will not be adequate to prevent or detect errors in our financial statements. If the internal controls put in place by us are not adequate or in conformity with the requirements of the Sarbanes-Oxley Act of 2002, and the rules and regulations promulgated by the Securities and Exchange Commission, we may be forced to restate our financial statements and take other actions which will take significant financial and managerial resources, as well as be subject to fines and other government enforcement actions.

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

We currently purchase several key components from single or limited sources including IBM, LSI Logic and eSilicon. We purchase application specific integrated circuits (ASICs), special purpose processors and power supplies from single sources, and gigabit interface converters and optic transceivers from limited sources. Additional sole or limited sourced components may be incorporated into our products in the future. Delays in the delivery of components for our products could result in delays or the inability to meet our customers’ demands and result in decreased revenue. We do not have any long-term supply contracts to ensure sources of supply of components. In addition, our suppliers may enter into exclusive arrangements with our competitors, stop selling their products or components to us at commercially reasonable prices or refuse to sell their products or components to us at any price, which could harm our operating results. Further, we have purchased components from our suppliers from time to time that have been subsequently found not to meet the supplier’s published specifications. If our suppliers are unable to provide (or we are unable otherwise to obtain) components for our products on the schedule and in the quantities and quality we require, we will be unable to manufacture our products. We have experienced and may continue to experience production delays and quality control problems with certain of our suppliers, which, if not effectively managed, could prevent us from satisfying our production requirements. If we fail to effectively manage our relationships with these key suppliers, or if our suppliers experience delays, disruptions, capacity constraints or quality control problems in their manufacturing operations, our ability to manufacture and ship products to our customers could be delayed, and our competitive position, reputation, business, financial condition and results of operations could be seriously harmed.

The loss of our contract manufacturers, or the failure to forecast demand accurately for our products or to manage our relationship with our contract manufacturers successfully, would negatively impact our ability to manufacture and sell our products.

We rely on Sanmina SCI, Inc. (SSCI) and Solectron Corporation, together our contract manufacturers, to manufacture our products. Our contract manufacturers are not obligated to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order. In addition, our contract manufacturers do not guarantee that adequate capacity will be available to us within the time required to meet additional demand for our products. We generally place forecasts for products with our contract manufacturers approximately four to five months prior to the anticipated delivery date, with order volumes based on forecasts of demand for our products. We generally place purchase orders sixty calendar days in advance of delivery. If we fail to forecast demand for our products accurately, we may be unable to obtain adequate manufacturing capacity from our contract manufacturers to meet our customers’ delivery requirements or unexpected increases in customer purchase orders. As a result, we may not be able to benefit from any incremental demand and could lose customers. If we over-estimate demand for our product, we may accumulate excess inventories and obligations to our contract manufacturers under binding purchase orders in excess of our needs. At October 31, 2005, the Company’s commitment with our Contract Manufacturers for purchases over the next 60 days totaled $95.1 million, and $19.2 million for commitments beyond 60 days.

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

Our name is not widely recognized as a brand in the marketplace given our historical indirect sales model. We believe that establishing and maintaining the McDATA brand is a critical component in maintaining and developing strategic OEM, reseller and systems integrator relationships, and the importance of brand recognition will increase as the number of vendors of competitive products increases. Our failure to successfully develop our brand may prevent us from expanding our business and growing our revenue. Similarly, if we incur excessive expenses in an attempt to promote and maintain the McDATA brand, our business, financial condition and results of operations could be seriously harmed.

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

McDATA has guaranteed the payment of principal and interest on approximately $124.4 million principal amount of CNT’s 3.00 % convertible subordinated notes due 2007. In addition, McDATA has $172.5 million principal amount of outstanding 2.25% subordinated convertible notes due 2010. Unless the price of our common stock increases significantly so that the holders of the convertible notes find it economically advantageous to exercise the conversion feature and receive common stock in lieu of a cash payment of the principal amount and any accrued interest, we may have to repay the debt in cash. At present, we have sufficient resources to satisfy these obligations as they mature. However, in the future, we may lack the resources to satisfy these obligations as they mature, and there can be no assurance that we will possess the resources or be able to secure the resources to satisfy these obligations on commercially reasonable terms, if at all. Any failure by us to satisfy these obligations when due would have a material adverse effect on our business.

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

In October 1997, and in connection with the reorganization of our business, we entered into certain agreements with EMC relating to our business relationship with EMC. In addition, we have entered into agreements with EMC relating to our relationship with EMC after the completion of our initial public offering in August 2000 and the distribution by EMC of our Class A common stock in February 2001. We have also entered into an OEM Purchase and License Agreement with EMC that governs EMC’s purchases of our products and grants EMC rights to use, support and distribute software for use in connection with these products. The agreement does not provide for the purchase of a guaranteed minimum amount of product. These agreements were negotiated and made in the context of our prior parent-subsidiary relationship. As a result, some of these agreements may have terms and conditions, including the terms of pricing, that are less beneficial to us than agreements negotiated with unaffiliated third parties. Sales and services revenue pursuant to these agreements with EMC represented approximately 33% of our revenue for the nine months ended October 31, 2005. In addition, in some instances, our ability to terminate these agreements is limited, which may prevent us from being able to negotiate more favorable terms with EMC or from entering into similar agreements with third parties.

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

Our convertible subordinated debt is subject to a fixed interest rate and the notes are based on a fixed conversion ratio into Class A common stock. The Company has two interest-rate swap agreements covering its convertible debt. The first was entered into by the Company in July 2003 covering $155.3 million of its 2.25% convertible subordinated notes (2.25% Notes) and is set at six-month LIBOR minus 152 basis points, and the second was assumed in the acquisition of CNT which covers $75.0 million of the 3.00% convertible subordinated notes (3.00% Notes) previously issued by CNT and is set at three-month LIBOR plus 69.5 basis points. Both agreements have the economic effect of modifying the fixed interest obligations associated with the notes so that the interest payable on the majority of the notes effectively becomes variable. If interest rates on this variable rate debt were to increase or decrease, our annual interest expense would increase or decrease accordingly. This increased or decreased interest expense would be partially offset by the effects of these interest rate changes on our cash and investment portfolio. The 2.25% Notes are not listed on any securities exchange or included in any automated quotation system; however, the notes are eligible for trading on the PortalSM Market. On October 31, 2005, the approximate bid and ask prices per $100 of our 2.25% Notes was $83.50 and $84.50, respectively, resulting in an aggregate fair value of between $144.0 million and $145.8 million. On October 31, 2005, the approximate bid and ask prices per $100 of our 3.00% Notes was $96.00 and $97.00, respectively, resulting in an aggregate fair value of between $119.4 million and $120.6 million. Our Class A common stock is quoted on the Nasdaq National Market under the symbol, “MCDTA.” On December 6, 2005, the last reported sale price of our Class A common stock on the Nasdaq National Market was $3.64 per share.

Foreign Currency Exchange Risk

We operate sales and support offices in several countries. We are exposed to market risks related to fluctuations in foreign exchange rates because some sales transactions, and the assets and liabilities of our foreign subsidiaries, are denominated in foreign currencies, primarily the euro and British pounds sterling. As of October 31, 2005, we had no open forward exchange contracts.

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

Changes in Internal Control Over Financial Reporting

The Company’s Management, with the participation of the CEO and CFO, have evaluated whether any change in the Company’s internal control over financial reporting occurred during the third quarter of fiscal 2005. Based on that evaluation, Management concluded that there has been no change in the Company’s internal control over financial reporting during the third quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEMS 2 and 3 are not applicable and have been omitted.

ITEM 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of the Company’s stockholders was held on December 6, 2005. At that meeting, two proposals were submitted to a vote of the Company’s stockholders. Proposal 1 was a proposal to elect three directors, D. Van Skilling, Thomas M. Uhlman and Michael J. Sophie to serve until the 2008 Annual Meeting of Stockholders. Proposal 2 was a proposal to ratify the appointment of Deloitte & Touche LLP as the Company’s independent public accountants for the fiscal year ending January 31, 2006. For further information regarding the annual meeting, please see the Company’s Proxy Statement on Schedule 14A filed with the SEC. All proposals were approved by shareholders.

	Number of Votes
Proposal	For	Against	Abstain/ Withhold
Proposal 1 - Election of director: D. Van Skilling	111,262,962	—	2,275,480
Proposal 1 - Election of director: Thomas M. Uhlman	108,639,037	—	4,899,405
Proposal 1 - Election of director: Michael J. Sophie	111,563,505	—	1,974,937
Proposal 2 - Ratification of Deloitte & Touche LLP appointment	112,913,715	545,781	78,943

ITEM 5.	Other Information

On December 6, 2005, the Board of Directors, upon recommendation by the Corporate Governance and Nominating Committee based on bench mark compensation information, approved changes in the cash compensation for directors. Effective February 1, 2006, the annual director retainer will be increased from $15,000 a year to $25,000 a year, the audit committee chair fee will be increased from $2,000 a year to $10,000 a year and the other committee chair fees will be increased from $1,500 a year to $2,000 a year.

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

McDATA CORPORATION

By:	/s/ SCOTT BERMAN
Scott Berman
Senior Vice President of Finance and Chief Financial Officer

By:	/s/ RANDY SCHEER
Randy (Larry R.) Scheer
Controller Chief Accounting Officer

December 9, 2005