Form 10-K
period 2006-01-31
MCDATA CORP
filed 2006-04-26
CIK 731502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 000-31257

McDATA Corporation

(Exact name of registrant as specified in its charter)

A Delaware Corporation	84-1421844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11802 Ridge Parkway, Broomfield, Colorado 80021

Telephone Number (720) 558-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Each Exchange on Which Registered
McDATA Class B Common Stock ($0.01 per share, par value)	Nasdaq National Market

Securities registered pursuant to Section 12(g) of the Act:

McDATA Class A Common

($0.01 per share, par value)

NASDAQ National Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At March 31, 2006, approximately 118,593,746 shares of the registrant’s Class A Common Stock were outstanding and approximately 35,418,738 shares of the registrant’s Class B Common Stock were outstanding. At July 29, 2005, the aggregate market value of the registrant’s Class A Common Stock held by non-affiliates was approximately $575,674,760 and the aggregate market value of the registrant’s Class B Common Stock held by non-affiliates was approximately $158,670,982.

McDATA Corporation

Form 10-K

McDATA Corporation

FORM 10-K

Special Note Regarding Forward-Looking Statements

Some of the information presented in this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Although McDATA Corporation (“McDATA” or the “Company,” which may also be referred to as “we,” “us” or “our”) believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its businesses and operations, there can be no assurance that actual results will not differ materially from our expectations. Factors that could cause actual results to differ materially from expectations include:

•	changes in our relationship with EMC Corporation, or EMC, International Business Machines Corporation, or IBM, Hitachi Data Systems, or HDS, and our other distribution partners and the level of their orders;

•	changes in our relationship with our large end-user customers and the level of their orders;

•	our ability to successfully increase sales of McDATA’s directors, switches, channel extension products, embedded software, management software solutions, third party products, maintenance and support contracts, and professional services;

•	competition in the storage networking and channel extension market, including competitive pricing pressures and product give-aways, by our competitors such as Brocade Communication Systems, Inc., or Brocade, QLogic Corp., or QLogic, Cisco Systems, Inc., or Cisco, Emulex Corporation and other IP and multi-protocol switch and software suppliers;

•	our ability to expand our product offerings including our ability to successfully qualify and ramp sales of new products (including higher port density, multi-protocol and intelligent network products);

•	our ability to continue selling legacy Computer Network Technology (“CNT”) products and services to end-user customers;

•	our ability to partner with other companies and jointly sell products, including but not limited to management software with Network Appliance, Riverbed, FalconStor and software for blade servers with QLogic;

•	unexpected engineering costs or delays, additional manufacturing and component costs or production delays that we may experience in connection with new product development or an inability to source products from third party product providers;

•	a loss of any of our key customers (and our OEMs’ key customers), distributors, resellers, suppliers or our contract manufacturers;

•	any change in business conditions, our business and sales strategy or product development plans, and our ability to attract and retain highly skilled individuals;

•	any industry or technology changes that cause obsolescence of our products or components of those products;

•	one-time events and other important risks and factors disclosed previously and from time to time in our filings with the U.S. Securities and Exchange Commission, or SEC, including the risk factors discussed in this Annual Report; and

•	the impact of any acquisitions by us of businesses, products, or technologies, including difficulties in integrating any acquisitions, including the merger with CNT that closed June 1, 2005.

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

PART I

ITEM 1. Business

Overview

McDATA Corporation and its subsidiaries provide storage networking and data infrastructure solutions that help consolidate, move, access and protect ever increasing volumes of data held within enterprises located worldwide. This access is provided across storage area networks (SANs), metropolitan area networks (MANs) and wide area networks (WANs) through a combination of products and services. We believe we are the only company with product and service offerings across the entire extended data infrastructure, including: Fibre Channel and FICON switching and remote extension products; bandwidth and WAN monitoring; software; and comprehensive professional and support services. Other companies may offer individual components, but we believe they do not offer the complete end-to-end solution. We are the trusted partner and provider to the world’s largest and most demanding customers, including many of the top global Fortune 500 corporations, banks, telecommunications providers and automotive manufacturers. Our products and solutions are at the heart of over 10,000 data centers around the world, moving and networking a large percentage of the world’s financial and business data. The leading storage and server vendors partner with us for our expertise and our breadth of solutions offerings.

On June 1, 2005, McDATA acquired Computer Network Technology Corporation (CNT) and created a combined company with the products, talents and services of two respected names in storage networking. CNT adds significant capabilities to McDATA’s strength in SAN directors, switches, routing, security and management in the areas of extending storage networks over distance (MAN and WAN), professional services and maintenance services. The merger of CNT and McDATA is expected to accelerate McDATA’s Global Enterprise Data Infrastructure (GEDI) strategy, whereby customers can evolve to a globally connected, secure, highly available, centrally managed data infrastructure.

McDATA’s product offerings include Intrepid directors, Sphereon switches, Eclipse SAN routers, UltraNet® extension products, Enterprise Fabric Connectivity Manager (EFCM) management software, storage networking services (SNS) software and related third party products. Many of these products are an integral part of solutions sold by most major storage and system vendors including Dell Products L.P. (Dell), EMC Corporation (EMC), Hewlett-Packard (HP), Hitachi Data Systems (HDS), International Business Machines Corporation (IBM), and Sun Microsystems Inc. (Sun). In addition to these partners, the products are also sold through selected value added distributors (VADs) and value added resellers (VARs) in major geographic locations across the world. In addition to the products, McDATA also offers a full array of services including maintenance support services (levels 1, 2 & 3), professional services, network monitoring services, telecommunications services and education services. McDATA is a competitive local exchange carrier, or CLEC, throughout most of the United States, which enables us to provide bandwidth to our customers for data migration and data replication solutions for business continuity and disaster recovery (BC/DR).

While the primary customer fulfillment method is through our channel partners, McDATA’s field sales organization works directly with end-user customers to drive preference for McDATA solutions, and, McDATA at times sells directly to those end-user customers its channel extension products, third party products, maintenance and support and professional services. Our revenues were $614.4 million, $399.7 million and $418.9 million for the years ended January 31, 2006, 2005 and 2004, respectively. Our revenues for the year ended January 31, 2006 include revenues from the acquisition of CNT since June 1, 2005.

McDATA was reorganized and incorporated in the state of Delaware in October of 1997. During 1999, 2000 and a portion of 2001, McDATA was a majority-owned subsidiary of EMC. On August 9, 2000, the Company completed an initial public offering of Class B common stock. After completion of the offering and prior to February 7, 2001, McDATA remained a majority-owned subsidiary of EMC due to its ownership of Class A common stock. On February 7, 2001, EMC distributed all of the shares it held of McDATA Class A common stock to EMC’s shareholders of record as of January 24, 2001.

Recent Developments

On June 1, 2005, we consummated the merger transaction between Condor Acquisition, Inc. (Merger Sub), a wholly-owned subsidiary of McDATA, and CNT (the Merger) pursuant to the terms and conditions of the previously filed Agreement and Plan of Merger, as amended (the Merger Agreement). The transactions contemplated by the Merger Agreement were adopted and approved at a special meeting of our stockholders and CNT’s stockholders on May 24, 2005. Pursuant to the terms of the Merger Agreement, Merger Sub was merged with and into CNT with CNT being the surviving corporation as our wholly-owned subsidiary. In connection with the filing of the Articles of Merger, the surviving corporation’s name was changed to “McDATA Services Corporation.”

Starting with our third fiscal quarter ended October 31, 2005, as a result of the merger with CNT and the completion of the integration of CNT’s service business, we have two distinct reporting segments, one for products and the other for services. The products segment consists of hardware and software products and related software maintenance and support revenue. The services segment consists of break/fix maintenance, extended warranty, installation, consulting, network management and telecommunications services. For additional financial information about our reporting segments areas, see Note 16 “Segment Information,” of the Notes to Consolidated Financial Statements.

On June 24, 2005, we sold and transferred, pursuant to a series of agreements, certain assets of the former CNT Lumberton, New Jersey, manufacturing operations to Solectron and Solectron USA, Inc. (the Lumberton Outsourcing Transaction). The Lumberton Outsourcing Transaction consists of (a) the transfer of tangible assets, such as equipment related to the manufacturing operations, to Solectron USA, Inc., (b) the assumption by Solectron of a certain lease obligation related to the facility in Lumberton, New Jersey, and a sublease back to us of certain non-manufacturing floor space at the facility, (c) the transfer of approximately 123 of our employees to Solectron USA, Inc. and (d) the payment of $3 million in installments by us to Solectron USA, Inc. in partial consideration for the associated restructuring costs to be incurred by Solectron and Solectron USA, Inc. With the Lumberton Outsourcing Transaction, we achieved a fully outsourced manufacturing model.

Our Solutions

We are a provider of the following storage networking and data infrastructure solutions to the marketplace:

•	Fibre Channel (SAN) and FICON Switching. We provide our own line of Fibre Channel and FICON switching and director products. Our Fibre Channel and FICON switching solutions provide businesses with a robust backbone or core for high-speed SANs in local (LAN), metropolitan (MAN) or remote environments (WAN).

•	Storage networking over WANs. Our solutions for storage networking over wide area networks, or WANs, enable businesses to manage and protect data across multiple, remote locations, in real time if necessary, through applications such as remote data replication and remote tape vaulting.

•	Fibre Channel and FICON-based storage networking over WANs. These products address constraints in distance, connectivity and data transmission speeds inherent in the Fibre Channel and FICON standards. Fibre Channel or FICON technology, combined with our products and services, enables businesses to efficiently consolidate, cluster and share data from multiple storage devices on storage networks that span virtually unlimited distances.

•	Storage networks over IP-based networks. Our products allow storage networking applications, such as remote data replication, to be deployed over networks that are based on Internet protocol, or IP. Our products were the first to extend the Fibre Channel, SCSI and ESCON standards to IP-based networks. These products enable businesses to build storage networking over IP WAN environments.

•	Storage Network Management software. Our management software products manage multiple product lines and protocols, across SAN, LAN, MAN and WAN environments. Our storage network management software solutions facilitate security, optimization and management of a business’s entire fabric infrastructure. We help businesses understand and manage their SAN topology, optimize performance and manage SAN security.

In addition to our internally developed proprietary products, we have expanded our range of solutions by offering third party products manufactured by others, coupled with our proprietary consulting, integration, monitoring, and management services that allow our customers to rapidly design, implement and manage complex storage and storage networking environments. As a result, we believe we are able to capture more of our customers’ spending dollars on storage solutions. We also offer telecommunications bandwidth for data transmission thereby enabling us to design and offer end-to-end storage networking solutions for our customers.

Our Hardware Products

Fibre Channel (SAN) and FICON Directors

McDATA is a leading provider of high availability SAN directors, with our Intrepid® 10000 Director (256 ports), Intrepid 6140 Director (140 ports) and Intrepid 6064 Director (64 ports). The Intrepid 10000 Director is one of the highest-port-count non-blocking directors available on the market today. The Intrepid 10000 Director, the Intrepid 6140 Director and the Intrepid 6064 Director provide high availability and high port density within 14u, 12u and 9u (“u” equals 1.75 inches in height), respectively, to reside in a single McDATA Fabricenter® Cabinet or any other industry standard cabinet rack.

The Intrepid 10000 Director enables data centers to securely consolidate up to four fabrics and keep data available across the enterprise. With dynamic partitioning (Director FlexPars™ Partitions), carrier-class availability and support for distance extension, the Intrepid 10000 Director is ideally suited to act as the ‘backbone’ for tiered network infrastructures within the data center or as the core in large “core-to-edge” SANs. Intrepid directors are flexible building blocks for storage networks with hundreds and even thousands of connections and hundreds of terabytes of storage. In addition, the extensibility and openness of our architecture provides customers with investment protection by providing a platform that can be upgraded to new performance levels and protocols including 2, 4, 8 and 10 Gb/s speeds when generally available.

The distinction between a director-class environment and a simple combined or clustered switching solution environment is significant at the core of the data center. Our directors offer full redundancy, “five-nines” (99.999%) of availability, ultra-high predictive performance provided by a non-blocking architecture, security and highly integrated centralized management provided through software management tools. Our directors provide customers with high performance, high availability solutions to network storage.

Fibre Channel (SAN) Fabric Switches

For small and mid-sized enterprises or for departments within larger enterprises that want high performance features at a cost effective “pay as you grow” upgrade price, we offer the Sphereon™ family of fabric switches with FlexPort technology. The Sphereon 4400 and Sphereon 4700 Fabric Switches deliver 4 Gb/s performance at an affordable product price. The 16-port Sphereon 4400 is the smallest 4 Gb/s switch available today, allowing for economical use of space and enabling full redundancy in 1u (by placing two side by side in a standard rack). The 32-port Sphereon 4700 offers support for both FICON and open systems. All Sphereon products deliver “connectivity-on-demand.” When upgrading a switch from 16 ports to 32 ports, for example, the customer simply purchases a FlexPort upgrade and implements the upgrade using a simple software feature enablement key, which upgrades the switch without the need to replace the switch. With each Sphereon Fabric Switch, we offer the complimentary EFCM Basic web-based management software. EFCM Basic provides the features necessary to easily manage small SAN fabrics. All Sphereon products offer non-disruptive software code load and activation (HotCAT® Technology), hot-plug capable transceivers, and other industry leading features.

SAN Routers and Extension Products

For enterprises that want to migrate or move data over long distance WANs, route between SAN islands, gain interoperability between multi-protocol resources and extend their Fibre Channel storage networks over their IP networks across campus or the global enterprise, we offer the Eclipse™ and UltraNet® families of SAN routers and extension products. The Eclipse family includes the Eclipse 2640 (16 multi-service ports) and the Eclipse 1620 (4 multi-service ports). SAN routers These switch solutions allow for integrated disaster recovery architectures and cost effective integration of low-end servers and applications into the storage network. The Eclipse 2640 also provide SAN routing capabilities, allowing end customers to consolidate heterogeneous SANs and share data between heterogeneous storage environments, while at the same time isolating faults from propagating between SANs with fault isolation technology. With the Eclipse line of switch products we offer our SANvergence® Manager software.

The UltraNet family of SAN extension products, acquired from CNT, interconnects and extends Fibre Channel and FICON data center networks across metro, national and international distances to provide business continuity/disaster recovery solutions. The UltraNet Edge Storage Router is an affordable, entry-level solution for FICON and/or open-systems-based remote data replication. The UltraNet Storage Director – eXtended is a high-performance, enterprise-class platform for ESCON, FICON, Fibre Channel, and all storage-related data replication for both disk and tape, as well as connectivity for a wide range of peripherals.

Blade Switches

In November 2004, we entered into a five year joint development and marketing agreement with QLogic Corporation (QLogic) for the license of McDATA’s storage management and security software to QLogic for its server blade switch product offering. McDATA receives software royalties under this agreement. Blade servers are increasingly popular platforms for their economical use of space and cost efficiencies. Through this partnership, Qlogic and McDATA offer blade switches that integrate with the market-leading blade server architectures from IBM, HP and Dell. This joint product offers very affordable connectivity to McDATA fabrics while delivering high availability, functionality and performance.

Data Center Fiber Channel Cabinets

Our Fabricenter Cabinet supports internal cable management for 512 Fibre Channel cables and provides 36u of vertical space while occupying only one tile width (24”) of valuable data center floor space. Its sleek, industrial design provides maximum airflow, security and visibility of equipment. The Fabricenter Cabinet can house our Intrepid, Sphereon and Eclipse product lines. These cabinets, when populated with our director, switch and software products, represent our configured products.

Our SAN Software Products

McDATA software is comprised of management software and intelligent network services, embedded in the Enterprise Operating System. Our storage network management software makes SAN management simple, delivering complete device and fabric management, with a focus on security and optimization. Whether for managing McDATA devices or having visibility into the end-to-end SAN from the Host Bus Adapter (HBA) to the storage array, McDATA has the right SAN management application to fit customers’ needs—all designed to maximize return on investment, minimize risk and plan for future needs.

By the end of 2006, McDATA expects that it will have one management application that will integrate the following products available today:

•	SANavigator®—A comprehensive, storage network management application used to manage the entire SAN, including other switch vendors, from the HBA to the storage array. Optional features for enhanced security, performance monitoring, FICON management and risk mitigation are available.

•	Enterprise Fabric Connectivity Manager (EFCM)—A storage network management application used to configure and manage McDATA storage area networks. Optional features for enhanced security, performance monitoring, FICON management and risk mitigation are available.

•	SANvergence—A collection of software tools for managing a multi-protocol storage fabric consisting of McDATA switches and gateways. This intuitive interface allows for advanced configurations on a SAN-wide basis, including zoning in a mixed environment consisting of Fibre Channel and iSCSI hosts, storage devices and switches.

Intelligent Network Services provide the engine behind McDATA high-availability environments. HotCAT non-disruptive code activation, configuration backup/restore and inter-switch link (ISL) fencing features ensure that McDATA devices are the most reliable on the market. ISL fencing maintains the stability of the SAN by taking ports out of operation that pose a risk, protecting the fabric against external failure. Users are automatically alerted when ports are taken out of operation. Using fabric diagnostic capabilities to help resolve the problem, the user can then manually re-enable those ports. Features like Zone FlexPar™ partitions allow customers to continue to grow their SAN fabric by making device additions. Value-added services are also available to further secure and optimize the performance of the storage network, such as:

•	Security Suite — which helps secure the storage network and address federal and state compliance requirements. McDATA security features add an additional layer of security to ports, devices and fabrics through binding, authentication and other features.

•	Open Trunking – which allows customers to optimize the performance of a SAN by load-balancing traffic across all available ISL. Open Trunking increases useable ports by optimizing current ISL utilization and freeing up more ports for device connections. Through Open Trunking, an organization can lower its total cost of ownership.

Our Storage Networking Services

Professional Services

Our Professional Services group provides customers with some of the most experienced and comprehensive storage network consulting services and solutions in the industry. Our full line of services, state-of-the-art tools and software allow customers to efficiently plan, implement and manage complex storage networks worldwide. We provide customers with complete solutions that solve critical customer problems such as consolidation and data protection, allowing the customers to focus on their business mission with the assurance of high availability and functionality. We also provide technology-centric, vendor-neutral storage network training to IT professionals through our Learning Services group. Our training emphasizes system-level solutions by providing IT professionals the skills necessary to be effective in today’s multi-vendor, heterogeneous storage networking environments.

Consulting Services

Our consulting services analyze a company’s needs, determine a storage networking solution to meet those needs, and assist in the development of a business case to justify the storage networking solution. With our consulting, we assist our customers in making their existing data infrastructure more flexible and easier to manage. Our consulting expertise is focused on business continuity, disaster recovery, storage and SAN services, backup and recovery optimization, ESCON to Ficon migration, data replication and migration services, data and storage infrastructure and network performance to assist information technology managers and corporate executives responsible for planning and funding resources in making sound data management and storage decisions.

Integration Services

Our integration services help companies implement storage networking solutions. These services include project planning, analyzing, designing and documenting a detailed network, installing storage components, integrating storage components, and testing the functionality of the implemented storage solution. Our storage networking products are at the core of our storage architecture implementations, and our long-standing relationships with well-known and successful storage equipment and software manufacturers place us at the forefront of storage management solutions. Our integration services focus on data replication, enterprise backup and restore, SAN implementation and network management.

Network Monitoring and Telecommunications

Our network monitoring and management service, or NMS, allows our customers to optimize network performance, decreases the chance of downtime and reduces recovery time after failures. Our data migration services help our customers migrate large amounts of data from one data center or storage facility to another during consolidation or expansion of data centers. We also offer telecommunications services to our customers whereby we combine telecommunications circuits with our products to offer a bundled solution for end users and resellers.

Support Services

McDATA offers direct customer support to our partners and customers through our 24x7x365 support call centers. We offer standard maintenance contracts for our proprietary storage networking products. Customers purchasing our products directly from us generally purchase maintenance contracts to supplement their limited warranty. For those products sold directly by us, customers are offered a variety of contracts to choose from to suit their particular needs.

Technology

We have developed custom ASIC (Application Specific Integrated Circuit) technology that serves as the foundation for the development of our complete family of SAN products. These ASICs combine a number of Fibre Channel functions in a single chip, reducing the number of components needed in our Fibre Channel directors and switches. Our ASICs are used in our current Fibre Channel directors and Fibre Channel fabric switch products, and we intend to use variations of such ASICs in our future products. The architecture enables product designs that span from the high-end data center to low-end workgroup storage computing environments with gigabit performance and 24x7x365 operation.

Our technology/architecture also allows us to offer Fibre Channel director-class products with a higher number of data transmission ports in less space than similarly sized competitive products. Our Intrepid Director products utilize a durable serial crossbar non-blocking architecture, which allows for the maximization of usable ports because none of our director ports needs to be diverted to other network switches—unlike developed architectures based upon small-port-count switches in a meshed switch environment. Our current architecture enables us to address large enterprise tiered customer fabrics with thousands of ports. The architecture will support transmission of 2, 4, 8 and 10 Gb/s per second. The flexibility of our architecture provides customers with investment protection by allowing the director platform to be upgraded from 2, 4, 8 and 10 Gb/s, when generally available, as well as future technology protocols such as IP, iSCSI and Infiniband (IB).

Our current Fibre Channel director products include, and we expect our future products will include, many of the following characteristics:

•	system status monitoring;

•	ability to replace faulty internal component parts without interruption of data transmission;

•	non-disruptive serviceability;

•	automated component failure detection and reporting;

•	user-friendly operation;

•	call home features;

•	network management that supports both in-band and out-of-band systems; and

•	network management via our SANavigator, EFCM, Element Manager, E/OS, SANPilot, and SANvergence Manager software products.

Customers

Our three major storage OEMs- EMC, IBM and HDS- are significant providers of enterprise storage systems. For the fiscal year ending January 31, 2006, EMC accounted for approximately 31% (47% in fiscal 2004), IBM accounted for approximately 26%, (25% in fiscal 2004), and HDS accounted for approximately 9% (9% in fiscal 2004) of our total revenue. McDATA solutions are offered and sold by other major storage and system vendors, including Dell, HP, and Sun. In addition to our storage and system vendors, we have relationships with resellers, distributors and systems integrators worldwide.

Backlog

We manufacture our products on the basis of our forecast of near-term demand and maintain inventory in advance of receipt of firm orders from customers. Some of our products are configured to customer specifications and are generally shipped by us, via our contract manufacturers, shortly after receipt of the order. For this reason, our product backlog at any particular time is not meaningful to our business because it is not necessarily indicative of future sales levels.

Sales and Marketing

Our sales and marketing approach is focused on our primary routes to our customers through indirect channel fulfillment (executed through the top worldwide storage OEMs and resellers such as EMC, IBM, HDS, HP, Sun and Dell, and our other distributors and system integrators) and we sell products directly, primarily for products previously sold by CNT. We also offer our Professional Services directly and indirectly through a number of our channels and other service providers. Our Professional Services group is recognized within the industry as technical experts with proven storage networking system design and deployment methodologies and comprehensive multi-protocol education curricula.

As of January 31, 2006, our sales organization was located in several major countries including the United States, Canada, Germany, the United Kingdom, Japan, Austria, France, Belgium, Italy, Spain, Eastern Europe, the Nordics, the Netherlands, Australia, Hong Kong, Korea, India, Thailand, Switzerland, Singapore and China. Our sales and marketing organization includes field sales personnel, systems engineers, channel sales professionals, educational services providers and sales operations professionals. We maintain our own marketing staff and direct sales force.

Product revenues are attributed to geographic areas based on the location of the customers to which products are shipped and point of sales data from our OEM partners, which we believe international revenues primarily consist of sales to customers in Western Europe and the greater Asia Pacific region. Included in domestic revenues are sales to certain OEM customers who take possession of products domestically and then distribute these products to their international customers. In addition, included in revenues from Western Europe are sales to certain OEM customers who take possession of products at distribution centers designated for international-bound product and then distribute these products among various international regions. The mix of international and domestic revenue can, therefore, vary depending on the relative mix of sales to certain OEM customers. Our revenue from the Americas, Western Europe and the greater Asia Pacific region was approximately 58%, 30 % and 12% of total revenue, respectively, for the fiscal year ended January 31, 2006. Our operating results may vary due to seasonal fluctuations in customer buying patterns in these regions. For additional financial information about geographic areas, see Note 16 “Segment Information,” of the Notes to Consolidated Financial Statements.

Customer Service, Support and Solutions

We offer standard maintenance services and warranties for our products to end user customers directly and to our channel distribution partners. We provide technical support to our OEM and reseller customers and to systems integrators, enabling them to provide technical support to their end-user customers. We do this by providing training and documentation together with 24x7 support. When a customer issue originates from our call center, we typically remain in contact with the customer until the issue is resolved. Our customer support includes a comprehensive array of full-service support elements, including: 24x7 call home monitoring; spare parts depots; direct support through Choice Logistics, IBM Global Services and Anacomp; field engineers, manufacturer-based technical support specialists and regional support specialists available to handle on-site requirements.

Manufacturing

We utilize an outsourced manufacturing model. We have contracted with Sanmina SCI Systems, Inc. (SSCI), Solectron Corporation (Solectron) and others for the manufacture of printed circuit boards, box build assemblies and configuration for more complex directors and extension products. Currently, SSCI is the contract manufacturer for our fibre channel directors. SSCI manufactures these products in Fountain, Colorado and Rapid City, South Dakota. Currently, Solectron is the contract manufacturer for our Sphereon 4400, 4500 and 4700 Fabric Switches, our Eclipse 2640 and 1620 Routers and our UltraNet® family of products. Solectron manufactures the Sphereon Fabric Switches and the Eclipse products in Austin, Texas and Guadalajara, Mexico. Solectron manufactures the UltraNet® products and several legacy products in Lumberton, New Jersey. By mid-2006, it is expected that Solectron will transfer the manufacture of the UltraNet® products and the legacy products to Austin, Texas. SSCI and Solectron have multiple sites in multiple countries that can be used to significantly expand their manufacturing capacity. We currently depend upon eSilicon, IBM, LSI Logic and AMCC for the production of all of our custom ASICs. ASIC’s for our Intrepid 10000 Director come from a COT (Customer Owned Tooling) model. Wafers are manufactured by Taiwan Semiconductor Manufacturing Corporation.

We depend on SSCI, Solectron, eSilicon, IBM, LSI Logic, optics suppliers and our other subcontractors to deliver high-quality products in a timely manner, but we cannot be assured that they will be able to do so. We do not have long-term supply contracts with any of our subcontractors and suppliers and we are subject to component supply shortages.

We design quality control test processes for all of our products to identify the causes and measure the frequency of product failures. We and our major suppliers use these test processes in connection with the manufacture of our products. For certain of our high reliability products, our tests include highly accelerated stress screening (HASS), which seeks to ensure product performance and reduce premature product failures, and other test processes, designed to identify product defects prior to shipping. In addition to qualifying our products, we also qualify our component suppliers based on their ability to manufacture components within defined specifications.

Research and Development

The SAN and other information infrastructure markets are characterized by rapid technological change, including changes in customer requirements, frequent new product introductions and enhancements, and evolving industry standards. We believe that continued research and development efforts are an important factor in our ability to maintain technological competitiveness. We employ individuals in engineering and development efforts that are focused on the development, enhancement and testing of directors and switches, extension products, ASICs and the associated software offerings that address the needs of the SAN market. We intend to dedicate resources to the continued development of our products, and to achieve interoperability with the storage networking devices of other companies. Finally, our Systems Integration Lab located in Broomfield, Colorado is the industry’s premier fibre channel switched fabric interoperability lab and is staffed by fibre channel and open systems experts.

We also use an outsourced engineering firm, HCL Technologies, to perform certain software engineering services. HCL performs these services in India.

Our research and development expenditures were approximately $111.7 million, $91.5 million and $88.8 million in the fiscal years ended January 31, 2006, 2005 and 2004, respectively.

Competition

The market for our SAN switching hardware and software products is highly competitive, especially with the entrance of competitors from the IP-based switch market. Our competitors are providing SAN switching hardware and software that is multi-protocol capable such as Fibre Channel over IP (FCIP), SCSI over Internet (iSCSI), Internet Fibre Channel (iFCP) and InfiniBand (IB). Our primary competitors in this market are Brocade and Cisco, and others include QLogic Corporation, Emulex Corporation, Broadcom Corporation, Fujitsu Softech, MaXXan Systems, Inc., and others, including storage hardware device providers. Given the recent market share gain by Cisco, other IP-based switching companies such as Juniper, Extreme, and Foundry may enter the market for multi-protocol SAN products. Some of our current and potential competitors have longer operating histories, greater name recognition, access to larger customer bases, more established distribution channels and substantially greater financial and managerial resources. Given the highly competitive market, we anticipate continued elongated sales cycles and continued pricing pressures.

Our competitors for our other storage networking products, primarily our UltraNet® family of products, include storage system vendors and others including Akara, which is owned by Ciena, Cisco, Alcatel SA, Celion Networks, Inc., Lightsand Communications Corp., Lucent Technologies Inc., Nortel Networks Corp., Packetlight Networks, RBN Inc., Network Executive Software Inc., Reliable Data Technology Inc. and SAN Valley Systems, Inc., Cisco and others have made significant competitive gains with products that provide functionality similar to ours, and further competitive gains could significantly harm our business. In addition, IBM and others continue to push the distance and price performance capabilities of channels using FICON and GDPS technologies, which reduces demand for our products. Software vendors, such as Tivoli/IBM offer data movement and replication capabilities today at lower speeds and/or shorter distances, and provide an effective substitute for our products in those environments. We also face competition from competing solutions, such as dense wave division multiplexers and coarse wave division multiplexers. We may also face competition from new market entrants and from new technologies.

Our storage solution services have numerous competitors, including consulting and integration services offered by other storage solutions providers, telecommunications companies, and various other types of service providers. In addition, nearly every major storage vendor, including EMC, IBM, HP, Sun, and HDS, provide various capabilities in full service offerings for the design, implementation and operation of storage infrastructures.

The competitive environments of markets in which our storage networking solutions are sold are continuing to develop rapidly. We are not in a position to prepare long-range plans in response to unknown competitive pressures. As these markets grow, we anticipate other companies will enter with competing products. In addition, our customers and business partners may develop and introduce competing products. We anticipate our markets will continue to be highly competitive.

The principal competitive factors affecting our products include total cost of ownership, customer service, flexibility, price, performance, reliability, ease of use, bundling of features and capabilities and functionality. In many situations, the potential customer has an installed base of a competitor’s products, which can be difficult to dislodge. IBM, EMC, HDS, Cisco, Nortel, Microsoft and others can significantly influence customers and control technology in our markets.

In addition to the increased competition in the industry, we experienced a shift in buying patterns of our customers from configured director products to non-configured product sales including our switch products, director port cards, and our FlexPort upgrades. Our OEM and reseller partners purchase certain of these component products ahead of end-user demand, which reduces subsequent purchases by those partners. Variations in buying patterns of our customers would limit our ability to assemble, test and ship orders received in the last weeks and days of each quarter and could cause fluctuations in our quarterly revenue or earnings. Moreover, an unexpected decline in revenue without a corresponding and timely reduction in expenses could intensify the impact of these factors on our business, financial condition and results of operations.

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

Currently, we hold 77 U.S. patents and have 83 additional U.S. patent applications filed or in the process of being filed. We currently own 7 patents and have 51 patent applications filed or in the process of being filed in foreign countries. We are seeking additional patent protection for certain additional aspects of our technology. However, it is possible that patents may not be issued for these applications. It is possible that litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of our resources and could materially harm our business. From time to time, we have received, and may receive in the future, notice of claims of infringement of other parties’ proprietary rights. Infringement or other claims could be asserted or prosecuted against us in the future, and it is possible that past or future assertions or prosecutions could harm our business. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause delays in the development and release of our products, or require us to develop alternative non-infringing technology or enter into royalty or licensing arrangements. Such royalty arrangements, if required, may not be available on terms acceptable to us, or at all. For these reasons, infringement claims could materially harm our business.

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

We rely upon a patent license agreement to manufacture our UltraNet® products that use ESCON. This license expires on December 31, 2010. Historically the license has been renewable every three years. We renewed the license on commercially reasonable terms at the end of the first license period, and we anticipate that we will be able to do so again under commercially reasonable terms.

Employees

At January 31, 2006, we had 1,447 full-time employees. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

4555 Great America Parkway

Santa Clara, California 95054

(408) 567-5700

Item 1A. Risk Factors

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

The market for our SAN switching products, software and solutions is highly competitive, especially with the entrance of Cisco into the market in 2002. For a detailed description of the competition we face, please refer to the caption entitled “Competition” under Item 1, Business. Some of our competitors and potential competitors have longer operating histories, greater name recognition, access to larger customer bases, more established distribution channels and substantially greater financial, research and development and managerial resources than McDATA. Given the highly competitive market, we anticipate continued lengthened sales cycles and continued downward pricing pressures. To be competitive, we acquired CNT to expand our Global Enterprise Data Infrastructure (GEDI) strategy, which is to enable customers to consolidate their data assets in storage networks and to extend the boundary of those networks through network connectivity and distance products (i.e., SAN extension products previously offered by CNT). These products and services are sold through channels partners and on occasion, direct. Continued or increased competition could result in pricing pressures, reduced sales, reduced margins, reduced profits, reduced market share, further elongating of sales cycles, or the failure of our products to achieve or maintain market acceptance.

We incurred a substantial loss for the fiscal years ended January 31, 2006, January 31, 2005, and January 31, 2004, and may not be profitable in the future.

We incurred losses of $30.6 million, $20.9 million and $43.1 million, respectively, for the fiscal years ended January 31, 2006, January 31, 2005, and January 31, 2004. Our future operating results will depend on many factors, including the growth of the SAN market, market acceptance of new products we introduce, demand for our products, levels of product and price competition and our reaching and maintaining targeted costs for our products. In addition, we expect to incur continued significant product development, sales and marketing, and general and administrative expenses. We cannot provide assurance that we will generate sufficient revenue to achieve or sustain profitability.

The prices and gross margins of our products may decline, which would reduce our revenues and profitability.

In response to changes in product mix, competitive pricing pressures, introductions of new competitive products, product enhancements by our competitors, increases in manufacturing or labor costs or other operating expenses, we may experience declines in the prices, gross margins and profitability. To maintain our gross margins we must maintain or increase current shipment volumes, develop and introduce new products and product enhancements and reduce the costs to produce our products. Moreover, most of our expenses are fixed in the short-term or incurred in advance of receipt of corresponding revenue. As a result, we may not be able to decrease our spending to offset any unexpected shortfall in revenues. If this occurs, we could incur losses, and our revenue, gross margins and operating results may be below our expectations and those of investors and stock market analysts.

We depend on large distribution and end-user customer relationships.

We depend on EMC, IBM and HDS, for a significant portion of our total revenue. Sales to EMC, IBM and HDS represented approximately 31%, 26% and 9%, respectively, of our revenue for the twelve months ended January 31, 2006. The percentage related to IBM includes amounts sold to IBM Global Services for internal use and its outsourcing business. We anticipate that our future operating results will continue to depend heavily on sales to EMC, IBM and HDS. EMC, IBM and HDS resell products offered by our competitors, and nothing restricts EMC, IBM and HDS from expanding those relationships in a manner that could be adverse to us. Therefore, the loss of EMC, IBM or HDS as a channel customer, or a significant reduction in sales to EMC, IBM or HDS could significantly reduce our revenue. While we are aware that Dell sources some of our switch products through EMC, it is unclear whether this mitigates our dependency on EMC. Our product sales agreements with sales partners do not provide for the purchase of a guaranteed minimum amount of product.

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

For the twelve months ended January 31, 2006, we derived a significant portion of our revenue from sales of our Intrepid director products. We expect that revenue from our director-class Intrepid products will continue to account for a substantial portion of our revenue for the foreseeable future. Factors such as performance, market positioning, the availability and price of competing products, the introduction of new technologies and the success of our OEM, reseller and systems integrator customers will affect the market acceptance of our products. Therefore, continued market acceptance of these products and their successor products, along with our Intrepid 10000 Director, are critical to our future success.

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

We are currently developing products that contain untested devices and subassemblies. In particular, in conjunction with the transition of our products from fibre channel to multi-protocol, 2 Gb/s to 4 Gb/s to 8 Gb/s to 10 Gb/s transmission speed technology, higher port densities, and advanced management capabilities, we have introduced products with new features and functionality, such as our next generation director-class product, the Intrepid 10000 Director and our next generation switches, such as the Sphereon 4400 and Sphereon 4700. We face risks relating to this product transition, including risks relating to getting storage and system OEMs to qualify such products, forecasting of demand, as well as possible product and software defects and a potentially different sales and support environment due to the complexity of these new systems. Finally, if we fail to timely introduce new products, or to add new features and functions to existing products to compete against new entrants in the market, or if there is no demand for these or our current products, our business could be seriously harmed.

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

In addition, the European Parliament has enacted a requirement for the elimination or reduction of hazardous substances (RoHS). This legislation governs the recovery of such substances as mercury, lead, cadmium, and hexavalent chromium. We are currently redesigning our products and transitioning our component purchasing and manufacturing operations to meet the July 1, 2006 deadline to provide RoHS compliant products to the European Union. In some instances, our OEM partners have earlier RoHS compliance deadlines and will not accept delivery of noncompliant products, no matter where the final end-user is located. Failure to deliver RoHS compliant products prior to the respective deadlines could adversely affect our revenues. Moreover, a failure to manage our component supply chain and our ultimate level of noncompliant finished goods could result in write-downs of non-RoHS compliant inventory and components. Because our component suppliers are also changing their product design and manufacturing processes, we could face shortages of RoHS compliant components if they are unable to produce adequate volumes to satisfy our and our industry’s demand. This may impact our ability to produce our products and lead to lost or deferred revenue.

We may not successfully integrate or realize the benefits of the acquisition of Computer Network Technology Corporation.

On June 1, 2005, we acquired CNT. While management believes that such acquisitions may continue to be part of our long-term strategy, there are risks and uncertainties related to acquiring companies. The integration of CNT is a complex, time-consuming and expensive process that, without proper planning and implementation, could significantly disrupt our business, controls and procedures. We may not successfully integrate CNT and the failure to meet the challenges involved in integrating the operations of McDATA and CNT successfully or otherwise to realize any of the anticipated benefits of the merger could seriously harm our business. The challenges involved in this integration include, but are not limited to, the following:

•	successfully combining product and service offerings;

•	integrating and coordinating sales and marketing activities;

•	realizing the financial, operational and headcount synergies to improve the overall business model of the company;

•	employment litigation costs related to eliminating positions in Europe to facilitate restructuring efforts;

•	integrating and coordinating research and development activities to enhance existing or introduce new products and services;

•	preserving customer, distribution, reseller, OEM, manufacturing, supplier and other important relationships of both McDATA and CNT and resolving potential conflicts that may arise;

•	minimizing the diversion of management attention from other strategic opportunities and operational matters;

•	integrating the diverse financial systems of both McDATA and CNT, including maintaining adequate internal controls during the integration process;

•	addressing differences in the business cultures of McDATA and CNT, maintaining employee morale and retaining key employees; and

•	coordinating and combining overseas operations, relationships and facilities, which may be subject to additional constraints imposed by geographic distance, local laws and regulations.

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

We conduct significant sales and customer support operations in countries outside of the United States and also depend on non-U.S. operations of our contract manufacturers, and our distribution partners. Further, we utilize an India-based firm, HCL Technologies, to provide certain software engineering services, and our virtualization chip supplier, Aarohi Communications, is also reliant on offshore engineering. We derived approximately 42% of our revenue for the twelve months ended January 31, 2006, from customers located outside of the United States. We believe that our continued growth and profitability will require us to continue to expand marketing and selling efforts internationally. We have limited experience in marketing, distributing and supporting our products internationally and may not be able to maintain or increase international market demand for our products. In addition, our international operations are generally subject to inherent risks and challenges that could harm our operating results, including:

•	expenses associated with developing and customizing our products for foreign countries and different languages;

•	difficulties in staffing and managing international operations, including recruiting qualified personnel in foreign markets and reliance on third parties to manage certain aspects of our foreign operations, including hub inventory locations;

•	unusually high expenses and timeliness associated with the hiring and termination of employees in foreign countries;

•	multiple, conflicting and changing governmental laws and regulations, including difficulty in enforcing our legal rights in foreign jurisdictions;

•	tariffs, quotas and other import or export restrictions, trade protection measures and other regulatory requirements on computer peripheral equipment;

•	longer sales cycles for our products;

•	differences in business practices which might affect our recognition of revenue or increase the time it takes us to collect receivables;

•	reduced or limited protections of intellectual property rights;

•	adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries and customers;

•	compliance with international standards that differ from domestic standards;

•	risks surrounding any product and software outsourcing activities in foreign countries; and

•	political, social and economic instability in a specific country or region.

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

Our success will depend on our continuing ability to develop and manage relationships with significant OEMs, resellers and systems integrators, as well as our direct sales efforts with customers. We cannot provide assurance that we will be able to expand our distribution channels or manage our distribution relationships successfully or that our channel partners will market our products effectively. Our failure to expand our distribution channels or manage successfully our distribution relationships or the failure of our OEM and reseller partners to sell our products could reduce our revenue and operating results. We may also experience conflict with our distribution channels as we continue to sell some of our products directly to end users.

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

We rely on Sanmina SCI, Inc. (SSCI) and Solectron Corporation, together our contract manufacturers, to manufacture our products. Our contract manufacturers are not obligated to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order. In addition, our contract manufacturers do not guarantee that adequate capacity will be available to us within the time required to meet additional demand for our products. We generally place forecasts for products with our contract manufacturers approximately four to five months prior to the anticipated delivery date, with order volumes based on forecasts of demand for our products. We generally place purchase orders sixty calendar days in advance of delivery. If we fail to forecast demand for our products accurately, we may be unable to obtain adequate manufacturing capacity from our contract manufacturers to meet our customers’ delivery requirements or unexpected increases in customer purchase orders. As a result, we may not be able to benefit from any incremental demand and could lose customers. If we over-estimate demand for our product, we may accumulate excess inventories and obligations to our contract manufacturers under binding purchase orders in excess of our needs. At January 31, 2006, the Company’s commitment with our Contract Manufacturers for purchases over the next 60 days totaled $75.3 million, and $18.6 million for commitments beyond 60 days.

In addition, we coordinate our efforts with those of our component suppliers and contract manufacturers in order to rapidly achieve volume production. We have experienced and may continue to experience production delays and quality control problems and supply constraints (e.g., optics, etc.) with certain of our suppliers and with our contract manufacturers, which, if not effectively managed, could prevent us from satisfying our production requirements on a timely basis and could harm our customer relationships. If we should fail to manage effectively our relationships with our component suppliers or contract manufacturers, or if any of our suppliers or our manufacturers experience delays, disruptions, capacity constraints or quality control problems in their manufacturing operations, our ability to ship products to our customers could be delayed, and our competitive position and reputation could be harmed. Qualifying a new contract manufacturer and commencing volume production can be expensive and time consuming. If we are required to change or choose to change contract manufacturers, we may lose significant revenue and seriously damage our customer relationships.

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

As part of our strategy, from time to time we expect to review opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities. We may buy businesses, products or technologies in the future. In the event of any future purchases, we could:

•	issue stock that would dilute our current stockholders’ percentage ownership;

•	use cash, which may result in a reduction of our liquidity;

•	incur debt; or

•	assume liabilities.

These purchases also involve numerous risks, including:

•	problems combining and integrating the purchased operations, technologies, personnel and products;

•	unanticipated costs;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of key employees of acquired organizations.

We may not be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future. In addition, acquisitions of companies could result in one-time charges related to acquisition costs, severance costs, employee retention costs and in-process research and development.

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

McDATA has guaranteed the payment of principal and interest on approximately $124.4 million principal amount of CNT’s 3.00 % convertible subordinated notes due February 2007. In addition, McDATA has $172.5 million principal amount of outstanding 2.25% subordinated convertible notes due 2010. Unless the price of our common stock increases significantly so that the holders of the convertible notes find it economically advantageous to exercise the conversion feature and receive common stock in lieu of a cash payment of the principal amount and any accrued interest, we may have to repay the debt in cash. At present, we have sufficient resources to satisfy these obligations as they mature. However, in the future, we may lack the resources to satisfy these obligations as they mature, and there can be no assurance that we will possess the resources or be able to secure the resources to satisfy these obligations on commercially reasonable terms, if at all. Any failure by us to satisfy these obligations when due would have a material adverse effect on our business.

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

Our provision of telecommunications and bandwidth for data transmission (not voice) to our customers subjects us to various risks. First, telecommunications networks and circuits can fail which would make it difficult for us to attract and retain clients. In addition, we may experience difficulty in obtaining or developing circuits to provide to our clients. The telecommunications industry is heavily regulated by state and federal governments, and changes in these regulations could make it difficult for us to compete. In addition, the regulatory framework under which we operate and new regulatory requirements or new interpretations of existing regulatory requirements could require substantial time and resources for compliance, which could make it difficult for us to operate our business. Such regulation could also impede our ability to enter into change-of-control transactions.

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

In October 1997, and in connection with the reorganization of our business, we entered into certain agreements with EMC relating to our business relationship with EMC. In addition, we have entered into agreements with EMC relating to our relationship with EMC after the completion of our initial public offering in August 2000 and the distribution by EMC of our Class A common stock in February 2001. We have also entered into an OEM Purchase and License Agreement with EMC that governs EMC’s purchases of our products and grants EMC rights to use, support and distribute software for use in connection with these products. The agreement does not provide for the purchase of a guaranteed minimum amount of product. These agreements were negotiated and made in the context of our prior parent-subsidiary relationship. As a result, some of these agreements may have terms and conditions, including the terms of pricing, that are less beneficial to us than agreements negotiated with unaffiliated third parties. Sales and services revenue pursuant to these agreements with EMC represented approximately 31% of our revenue for the twelve months ended January 31, 2006. In addition, in some instances, our ability to terminate these agreements is limited, which may prevent us from being able to negotiate more favorable terms with EMC or from entering into similar agreements with third parties.

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

Item 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Our principal facilities for administration, sales, marketing, customer support, manufacturing, engineering and research and development are described below.

Location	Size	Lease Termination	General Use
1. 380 Interlocken Crescent, Broomfield, CO (1)	100,207 sq. ft	April 2006	Admin, Sales and Support

2. 1722 Boxelder Street, Louisville CO (2)	45,552 sq. ft	March 2009	Manufacturing Logistics and Product Testing

3. 4 McDATA Parkway, Broomfield, CO	164,984 sq. ft	Owned	Engineering, Labs, Education and Support

4. 4555 Great America Parkway, Santa Clara, CA	103,622 sq. ft	November 2016	Software Development, Engineering, Labs and Support

5. 11802 Ridge Parkway, Broomfield, CO	168,127 sq. ft.	January 2017	Admin, Sales and Support

6. 6000 Nathan Lane, Plymouth, MN (3)	190,403 sq. ft	April 2010	Engineering, Labs and Admin.

7. 100 Mt. Holly Bypass, Lumberton, NJ	41,537 sq. ft.	December 2006	Engineering, Labs

8. Martin-Kollar Strasse 15, Munich, Germany	18,204 sq. ft.	November 2010	Admin, Sales and Support

9. Unit 3, Causeway Corporate Centre, Lovett Road, Staines, UK	13,668 sq. ft.	March 2017	Admin, Sales and Support

(1)	This facility was our world headquarters location at January 31, 2006. Beginning in February 3, 2006, we relocated all functions that were located in this building to our new world headquarters location at 11802 Ridge Parkway, Broomfield, CO.
(2)	We have a lease that goes through March 2009 with an early termination option in March 2007 in exchange for a one-time payment if we choose to exercise this option.

(3)	At this property, we have sub-leased the fourth floor of the building (38,416 sq. ft.). The tenant has taken possession effective March 1, 2006 with a lease termination date of April 29, 2010 (which is co-terminus with our lease). We are also in negotiations with another possible tenant to sub-lease the third floor of the building (35,507 sq. ft.).

In addition to the facilities discussed above, we also lease smaller sales, marketing and administrative office space in various locations throughout the world.

ITEM 3. Legal Proceedings

From time to time, we become involved in various lawsuits and legal proceedings that arise in the normal course of business. Litigation is subject to inherent risks and uncertainties and an adverse result in a matter that may arise from time to time may harm our business, financial condition or results of operations. While it is the current opinion of management that the ultimate disposition of any of the lawsuits described in this Annual Report should not have a material adverse effect on our business, financial condition or results of operations, we are incurring significant legal costs and expenses, and such litigation is subject to inherent risks and uncertainties. Please see Note 17 of the Notes to the Consolidated Financial Statements for a description of significant litigation matters.

ITEM 4. Submission of Matters to a Vote of Security Holders

Our annual shareholders meeting for 2005 was held on December 6, 2005. The results of that annual shareholder meeting were reported in our Form 10-Q for the fiscal quarter ended October 31, 2005. We intend to hold our next annual shareholder meeting in the summer of 2006. Accordingly, shareholder proposals for inclusion in the 2006 annual shareholder meeting proxy statement should be sent to Thomas O. McGimpsey, Executive Vice President, Chief Legal Officer and Corporate Secretary at 11802 Ridge Parkway, Broomfield, Colorado 80021 and must be received no later than May 16, 2006.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class B common stock has been quoted on the Nasdaq National Market under the symbol “MCDT” since our initial public offering on August 9, 2000. Our Class A common stock has been quoted on the Nasdaq National Market under the symbol “MCDTA” since EMC’s distribution of that stock on February 8, 2001. Prior to those respective times there was no public market for either class of stock.

We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and we have not declared or paid any cash dividends on our capital stock since inception, and do not anticipate paying any cash dividends in the foreseeable future. At March 31, 2006, there were approximately 10,660 stockholders of record of our Class A common stock and approximately 290 stockholders of record of our Class B common stock.

The following table sets forth the range of high and low bid quotation per share of our Class A and Class B common stock reported on the Nasdaq National Market during fiscal 2005 and 2004:

	Class A		Class B
	High	Low	High	Low
Fiscal Year Ended January 31, 2005
February-April	$9.03	$5.24	$9.00	$5.06
May-July	$5.76	$4.23	$5.46	$4.04
August-October	$6.73	$4.38	$6.43	$4.19
November-January	$6.40	$3.89	$6.10	$3.63

Fiscal Year Ended January 31, 2006
February-April	$4.45	$3.01	$4.19	$2.86
May-July	$5.22	$2.99	$4.93	$2.83
August-October	$5.57	$4.50	$5.18	$4.01
November-January	$4.80	$3.54	$4.36	$3.20

In October 2005, the Company’s Board of Directors amended its stock repurchase plan to authorize the repurchase of up to $25 million of its common stock (Class A, Class B or a combination thereof). This repurchase plan will expire on October 31, 2006, and allows the Company to repurchase shares on the open market, in negotiated transactions off the market, or pursuant to a Rule 10b5-1 plan adopted by the Company. The Company adopted a Rule 10b5-1 plan in September 2004, which allows the Company to repurchase its shares during a period in which the Company is in possession of material non- public information, provided the Company communicates share repurchase instructions to the broker at a time when the Company was not in possession of such material non-public information. Since inception of the original repurchase plan in fiscal 2003, approximately 4.5 million shares (approximately 1.4 million shares of Class A and approximately 3.1 million shares of Class B) have been repurchased with a total cost of approximately $23.6 million.

Period	Total number of shares (or units) purchased*	Average price paid per share (or unit)*	Total number of shares (or units) purchased as part of publicly announced plans or program	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs**
May 1-31, 2005	760,986 Class A	$3.07	760,986 Class A	$25 Million
May 1-31, 2005	741,471 Class B	$2.98	741,471 Class B	$25 Million

(*)	Inclusive of commissions.
(**)	In October 2005, the Company’s Board of Directors amended its stock repurchase to authorize the repurchase of up to $25 million of its Class A common stock, Class B common stock or a combination thereof. As of January 31, 2006, $25 million may be repurchased.

ITEM 6. Selected Financial Data

You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other financial information appearing elsewhere in this Annual Report. The consolidated statement of operations data set forth below with respect to the fiscal years ended January 31, 2006, 2005 and 2004, and the consolidated balance sheet data as of January 31, 2006 and 2005, are derived from our audited financial statements appearing in Item 8. The consolidated statement of operations data set forth below with respect to the fiscal years ended December 31, 2002 and 2001, and the consolidated balance sheet data as of December 31, 2002 and 2001 were derived from audited financial statements not included herein. Historical results are not necessarily indicative of the results of any future period.

	Years Ended January 31,			Years Ended December 31,
	2006(5)	2005	2004(1)	2002	2001
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenue	$614,433	$399,660	$418,860	$328,279	$344,406
Total cost of revenue	309,091	176,161	177,329	178,114	215,751

Gross profit	305,342	223,499	241,531	150,165	128,655
Total operating expenses(2)	335,843	247,935	249,739	173,506	156,681

Loss from operations(2)	(30,501)	(24,436)	(8,208)	(23,341)	(28,026)
Net loss	$(30,601)	$(20,872)	$(43,133)	$(9,987)	$(8,656)

Basic and diluted net loss per share	$(0.22)	$(0.18)	$(0.38)	$(0.09)	$(0.08)

Shares used in computing basic and diluted net loss per share	140,331	115,355	114,682	113,185	111,475

	January 31,			December 31,
	2006	2005	2004(1)	2002	2001
	(in thousands)
Consolidated Balance Sheets Data:
Total assets(3)	$1,146,709	$818,235	$830,968	$555,191	$513,953
Working capital(3)	281,089	206,034	195,708	283,627	277,471
Long-term portion of obligations(4)	296,974	172,756	173,591	1,540	789
Total stockholders’ equity	552,223	397,224	417,642	474,505	469,791

(1)	On January 15, 2003, the Company changed its fiscal year to end on January 31 rather than December 31. We believe that the twelve months ended December 31, 2002 and 2001 provide a meaningful comparison to the twelve months ended January 31, 2004.
(2)	We incurred restructuring charges of $11.7 million and $1.3 million in fiscal 2005 and 2004, respectively. In fiscal 2003, we incurred restructuring costs and acquisition-related charges totaling approximately $13.7 million. In 2001, we incurred acquisition-related charges of $9.3 million.
(3)	Reflects approximately $63 million, $131 million and $127 million in current assets and current liabilities for fiscal 2005, 2004 and 2003, respectively, related to our securities lending program entered into during fiscal 2003.
(4)	Includes long-term convertible debt previously issued by CNT which was assumed in the Merger, long-term convertible debt issued during fiscal 2003, notes payable acquired in fiscal 2003 with our acquisition of Nishan and Sanera, and capital leases, excluding current portion.
(5)	The increase was primarily due to the acquisition of CNT in the second quarter of fiscal year 2005.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section of the Annual Report on Form 10-K discusses the comparative year over year results of our operations, our liquidity and financial condition, our risk management practices and our critical accounting policies. You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes that are included in sections F-1 through F-55 of this document.

Overview

McDATA acquired CNT on June 1, 2005, and eight months of CNT’s results are included in the twelve months ended January 31, 2006. Therefore, the acquisition of CNT has significantly affected the year over year comparisons in the results of operations.

Revenue Growth and Competitive Industry

Our revenue for the fiscal year ended January 31, 2006, represented a 54% increase over fiscal year 2004 and a 47% increase from fiscal year 2003. This year over year revenue increase is the result of the CNT acquisition resulting in higher sales of hardware and service products. The increase in product revenue was driven by higher sales of directors, extension products and software products, SAN routers and third party products. The market for our SAN and WAN products and solutions remains competitive with (a) the entrance of competitors into our market, (b) pricing pressures resulting from an increase in competitive products and solutions, (c) challenges to our direct-assist sales model, and (d) anticipated competition from our own storage OEM partners through their partnerships with competitors to jointly sell complementary products. These market conditions present unique risks and uncertainties in a number of respects. Management believes the competitive market environment defines the overall performance of the Company and provides a specific context to further analyze revenues, operating expenses and liquidity. In particular, we anticipate continued elongated sales cycles and downward pricing pressures that could negatively impact our revenue growth rate. Moreover, revenue growth is dependent on the success of our new products, including the Intrepid 10000 Director and higher performance switch products.

Our OEM and reseller partners may purchase non-configured products ahead of end-user demand, which could reduce subsequent purchases by those partners. Variations in the buying patterns of our customers would limit our ability to assemble, test and ship orders received in the last weeks and days of each quarter and could cause fluctuations in our quarterly revenue or earnings. Moreover, an unexpected decline in revenue without a corresponding and timely reduction in expenses could intensify the impact of these factors on our business, financial condition and results of operations.

Management believes the trend of revenue, controlling of operating expense and the related competitive environment define the overall performance of the Company and provide a specific context to further analyze the financial results of the Company.

Merger and Acquisitions

On June 1, 2005, the Company consummated the merger transaction between Condor Acquisition, Inc. (Merger Sub), a wholly-owned subsidiary of McDATA Corporation, and CNT (the Merger) pursuant to the terms and conditions of the previously filed Agreement and Plan of Merger, as amended (the Merger Agreement). The transactions contemplated by the Merger Agreement were adopted and approved at a special meeting of the stockholders of the Company on May 24, 2005, and at a special meeting of the shareholders of CNT on May 24, 2005. Pursuant to the terms of the Merger Agreement, Merger Sub was merged with and into CNT with CNT being the surviving corporation as a wholly-owned subsidiary of the Company. In connection with the filing of the Articles of Merger, CNT’s name was changed to “McDATA Services Corporation.”

Upon completion of the merger, CNT shareholders received 1.3 shares of McDATA Class A common stock for each share of CNT common stock then held by them, together with cash in lieu of fractional shares. The boards of directors of McDATA and CNT believed that the proposed merger would create a combined company that would establish a leading position in enterprise storage networking, encompassing world-class products, services and software. The merger combined the products, talent and expertise of two respected names in storage networking and is expected to accelerate McDATA’s Global Enterprise Data Center Initiative (GEDI) to deploy a broadened tiered network infrastructure.

As of January 31, 2006, we have not finalized our purchase price allocation. The primary areas of the purchase price allocation that are not yet finalized relate to collectibility of receivables, severance and relocation benefits, office closure costs, contract termination costs, certain legal matters, income and non-income based taxes, and residual goodwill. With the finalization of the purchase price allocation, additional adjustments to deferred taxes may be made.

Any change in the estimated fair value of the net assets of CNT during the purchase price allocation period (generally within one year of the acquisition date) will change the amount of the purchase price allocated to goodwill. The actual allocation of purchase cost and its effect on results of operations may differ significantly from the proforma operating results included herein.

Restructuring Activities

In connection with the Company’s merger with CNT, management approved and initiated a plan of integration which outlined the actions necessary to combine its existing business and resources with those of CNT. An important part of this plan is the integration of the companies’ products and customer bases, elimination of duplicative activities, and the reduction of our overall cost structure. We recorded approximately $11.1 million of restructuring charges for the year end January 31, 2006 based on this integration plan. We have completed significant milestones of our integration process, including selling the Lumberton manufacturing operations and eliminating more than 500 redundant jobs. We have substantially completed the CNT integration activities as of January 31, 2006.

After the acquisition of CNT, we notified redundant employees that their employment would be terminated and provided them with a detailed explanation of their benefits, which included separation pay as well as retention pay for transitional employees. Total termination benefits charged to restructuring costs in results of operations as a result of the integration plan was $3.7 million through January 31, 2006. Retention pay offered to all transitional employees is contingent upon the employee rendering future service through a transition period and has no relationship to the employees’ past service; therefore, these benefits were recognized as a restructuring cost ratably over the transition period. A total of $0.6 million has been recognized as a restructuring cost through January 31, 2006. No further termination or retention benefits are expected to be incurred as a result of the CNT integration plan.

Prior to the acquisition, McDATA and CNT each sold a competing Director class product—McDATA’s is branded the Intrepid 10000 and CNT’s is the UltraNet Multi-Service Director (UMD). In order to eliminate this redundancy and integrate the two company’s product offerings, the Company decided to withdraw the UMD from the market, and continue to sell the Intrepid 10000 product in the future. As a result, McDATA offered, and certain existing UMD customers accepted, an exchange program which allowed customers to trade in their UMD for a comparable Intrepid 10000 at no cost to them. The Company also offered customers up to 20 hours of professional consulting service to assist with the migration to the new product. The net cost of this program of $6.8 million was recorded as a restructuring cost which represents the difference between the estimated costs of the Intrepid 10000’s to be installed over the estimated salvage value of the UMD’s to be returned. Changes to our estimated salvage values, costs and quantities of the Intrepid 10000’s will result in a restructuring charge or benefit in future periods. Consulting costs to be incurred in connection with this program were not accrued because they could not be reasonably estimated. They will be recorded as restructuring costs in future periods as they are incurred.

In January 2004, we announced that we were taking certain cost improvement actions, which included a workforce reduction and facility consolidation. Total restructuring costs of $3.5 million consist of severance and benefit charges, facility closure expenses, and other charges. Severance and benefit charges of $2.3 million include severance and related employee termination costs associated with the reduction of the Company’s workforce by 92 employees, or approximately 9%. Facility closure charges of $1.1 million relate to losses for a leased engineering facility in Toronto, Canada. In August 2004, the Company entered into agreements to sublease this facility to an unrelated third-party through the Company’s remaining original lease term. In connection with these agreements, the Company made a one-time payment of approximately $1.0 million to satisfy all of its outstanding lease commitments for this facility. These payments were applied against the restructuring reserve accrual and approximate the original estimates made by the Company. All planned activities under this plan were completed and all remaining accrued liabilities were paid or settled.

Revenue Reclassification

During fiscal 2005, we began presenting a reformatted classification of revenue to provide further visibility into our product lines and to emphasize our software growth strategy. All prior periods have been reclassified to reflect the new classification. Our revenue comprises the following product categories:

•	Product Revenue—revenue from the sales of our director and switch products (including Eclipse SAN routers)

•	Software and Related Maintenance Revenue—revenue from the sales of our software licenses and related maintenance agreements. Our software maintenance agreements consist of our standard post-contract customer support (PCS) that are sold in conjunction with the initial sales of the software licenses. These services include customer support that provides bug fixes, upgrades and telephone support.

•	Service Revenue—revenue from our professional service offerings as well as services provided under extended maintenance and upgraded warranty contracts for our hardware products.

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of total revenues.

	Years Ended January 31,
	2006	2005	2004
Total revenue	100.0%	100.0%	100.0%
Total cost of revenue	50.3	44.1	42.3

Gross profit	49.7	55.9	57.7
Operating expenses:
Research and development	18.2	22.9	21.2
Selling and marketing	21.8	25.3	22.9
General and administrative	5.7	6.4	7.2
Amortization of purchased intangible assets	6.1	5.7	2.1
Acquired in-process research & development and other acquisition- related costs	—	—	2.7
Amortization of deferred compensation	1.0	1.4	2.9
Restructuring charges	1.9	0.3	0.6

Total operating expenses	54.7	62.0	59.6
Loss from operations	(5.0)	(6.1)	(1.9)
Interest and other income, net	.1	1.4	1.0

Loss before income taxes and equity in loss of affiliated company	(4.9)	(4.7)	(0.9)
Income tax expense (benefit)	0.1	0.1	9.2

Loss before equity in net loss of affiliated company	(5.0)	(4.8)	(10.1)
Equity in net loss of affiliated company	—	(0.3)	(0.2)

Net loss	(5.0)%	(5.1)%	(10.3)%

Revenues

	Years Ended January 31,
	2006	2005	2004
	(in millions)
Product revenue	$446.2	$320.0	$362.5
Software and related maintenance revenue(1)	77.2	59.4	44.7
Service revenue	91.0	20.3	11.7

Total revenue	$614.4	$399.7	$418.9

(1)	Included in Product Revenue in the Consolidated Statements of Operations.

Our total revenue for the year ended January 31, 2006, was $614.4 million, which represented a 54% increase over fiscal year 2004 and a 47% increase from fiscal year 2003. Although we continue to see solid end-user interest for our products and solutions, the on-going competitive marketplace is expected to create a challenging sales environment for the foreseeable future. Given the nature of competitors and products in our industry, we anticipate continued long sales cycles and price declines that could negatively impact our revenue growth rate.

Product

Product revenue of $446.2 million for fiscal year 2005 was a $126.2 million, or 39%, increase over fiscal year 2004 and an $83.7 million, or 23%, increase from fiscal year 2003. This year over year revenue increase in product revenue reflects eight months of results with CNT in 2005 and a 32% increase in estimated ports sold offset by a 21% decrease in estimated average sales prices. The increase in sales of hardware ports reflects continued growth of Director products. With respect to Directors, we expect the number of ports shipped to fluctuate depending on the demand for our existing and newly introduced products including the timing of product introductions by our OEM customers. Ongoing competition and macroeconomic factors could continue to provide downward pricing pressures that could impact our revenue growth and related margins.

Software and related maintenance revenue of $77.2 million for fiscal year 2005 increased $17.8 million, or 30%, over fiscal year 2004 and increased $32.5 million, or 73%, from fiscal year 2003. This revenue growth is due to higher sales of our embedded software products that attach to the sale of our directors and switches, higher sales of Eclipse IPS software and higher maintenance revenue that attaches to the sale of software licenses. A significant portion of our software revenue is generated from sales of our Enterprise Fabric Connectivity Manager, or EFCM, and Element Manager software products.

Service

Service revenue includes professional service revenue, break/fix maintenance support, network monitoring services, and revenue earned from our upgraded warranty and extended maintenance contracts on our hardware products. Service revenue for fiscal year 2005 was $91.0 million. This represents a $70.7 million, or 348%, increase from fiscal 2004 and a $79.3 million, or 678%, increase from fiscal 2003. These increases are due primarily to the addition of CNT’s services businesses.

Channels

The following table presents supplemental data for McDATA revenue channels. A significant portion of revenue is concentrated with the largest storage OEMs, EMC, IBM and HDS. Other major storage and system vendors, including Dell, HP and Sun, offer McDATA solutions to their customers. In addition to storage and system vendors, the Company has relationships with many resellers, distributors and systems integrators, and sells products directly to end-customers.

	Twelve Months Ended January 31,
	2006	2005	2004
EMC	31%	47%	56%
IBM	26%	25%	21%
HDS	9%	9%	10%
Other customers	34%	19%	13%

Total revenue	100%	100%	100%

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

Domestic and international revenue was approximately 58% and 42% of our total revenue, respectively, for fiscal 2005. For fiscal 2004, domestic and international revenue was approximately 59% and 41% of our total revenue, respectively. For fiscal 2003, domestic and international revenue was 64% and 36%, respectively. Revenues are attributed to geographic areas based on the location of the customers to which our products are shipped. International revenues primarily consist of sales to customers in Western Europe and the greater Asia Pacific region. Included in domestic revenues are sales to certain OEM customers who take possession of our products domestically and then distribute these products to their international customers. In addition, included in revenues from Western Europe are sales to certain OEM customers who take possession of our products in distribution centers designated for international-bound product and then distribute these products among various international regions. Our mix of international and domestic revenue can, therefore, vary depending on the relative mix of sales to certain OEM customers.

For a description of our revenue recognition policies, see the Revenue Recognition section of the Critical Accounting Policies in Note 2.

Gross Margin

Product

Product gross margin percentages were 53%, 58% and 60% for the twelve months ended January 31, 2006, 2005 and 2004, respectively. Costs of goods sold consists of product costs, which are generally variable, and manufacturing operating costs, which include both variable and fixed expenses. The decline in product margins for the twelve months ended January 31, 2006 compared to the same period ending 2005 was principally due to discounting that we offered during the market introduction phase for our Intrepid 10000 director product along with the added costs associated with lower start-up production volumes as well as general price declines due to the competitive nature of the industry. Gross margins were adversely affected by $5.1 million of provisions for underutilization of certain manufacturing facilities, unusual excess inventory reserve provisions and unusual warranty expenses that were recognized throughout the year ended January 31, 2006.

In anticipation of the competitive-driven and natural decline in selling prices, we continue to drive cost advantages through our engineering and manufacturing processes. The terms of our agreement with Solectron will allow for a reduction of manufacturing costs once Solectron moves Ultranet extension and Edge product processes to their other facilities from Lumberton, New Jersey. This move is expected to occur in the second quarter of fiscal 2006.

Service

Service gross margin percentages were 34%, 14% and (30) % for fiscal 2005, 2004 and 2003, respectively. Gross margins increased in 2005 due to the acquisition of CNT’s professional consulting and maintenance service business . In accordance with EITF 01-3, “Accounting in a Purchase Business Combination for Deferred Revenue of an Aquiree”, the deferred revenue liability assumed in the acquisition of CNT was adjusted to fair value, which is the sum of direct and incremental costs of fulfilling the maintenance obligation plus a normal profit margin on those fulfillment costs. The estimated costs to fulfill the support obligation were based on the historical direct costs related to providing the support services by CNT, and the normal profit margin was based on analysis of comparable IT service companies. A $14.8 million decrease in deferred revenue acquired from CNT was recorded as a result of this adjustment to fair value. As the related maintenance services are performed and the revenue recognized, the adjustment will result in a $14.8 million reduction in revenues and gross profit margin for the combined company as compared to what would otherwise have been recognized by CNT and McDATA as a separate companies . For fiscal 2005, this adjustment was $8.9 million, which reduced the fiscal year 2005 gross margin by approximately 390 basis points. The expected deferred revenue adjustments for fiscal 2006 and 2007 are approximately $3.7 million and $2.2 million, respectively. CNT’s services historically averaged approximately 40% gross margin.

Operating Expenses

Research and Development Expenses. Research and development expenses consist primarily of salaries and related expenses for personnel engaged in engineering and research and development activities; fees paid to consultants and outside service providers; nonrecurring engineering charges; prototyping expenses related to the design, development, testing and enhancement of our products; depreciation related to engineering and other test equipment; and IT and facilities expenses. Research and development expenses are applicable to the Company’s product segment. Research and development expenses increased to $111.7 million for fiscal year 2005, compared with $91.5 million for fiscal year 2004 and $88.8 million for fiscal year 2003. These increases in research and development expense reflect a 10% increase in personnel in fiscal 2005 due to the CNT acquisition, increased depreciation expense for equipment, spending related to outsourced services and product development and testing. Research and development expenses also reflect the net impact of capitalized software development costs which reduce research and development expenses when recorded on the balance sheet and amortized against cost of goods sold upon introduction of the software product. For the twelve months ended January 31, 2006, capitalized software costs were $20.3 million as compared to $18.5 million for the same period during fiscal 2004. This $1.8 million increase in research and development expense partially offsets the increases as discussed above for the twelve months ended January 31, 2006 as compared to the same period in the prior fiscal year. These costs vary in conjunction with stages of development of our application software, our new director and switch products and related firmware software.

Selling and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing and sales; costs associated with promotional and travel expenses; and IT and facilities expenses. Selling and marketing expenses increased to $133.9 million for fiscal year 2005 compared with $101.3 million and $95.8 million for fiscal years 2004 and 2003, respectively. These increases were primarily due to a 30% increase in personnel over prior year as a result of the Merger and an increased level of sales.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses for corporate executives, finance, human resources and investor relations, as well as accounting and professional fees, corporate legal expenses, other corporate expenses, and IT and facilities expenses. General and administrative expenses increased to $35.1 million for fiscal year 2005, compared to $25.6 million and $30.2 million for fiscal year 2004 and 2003, respectively. These increases over prior year were attributable to increased personnel and severance costs and increased facility costs associated with the Merger.

Amortization of Purchased Intangible Assets. Amortization of purchased intangible assets increased to $37.5 million for the fiscal year 2005 compared with $22.8 million and $9.2 million for fiscal years 2004 and 2003, respectively. These increases are due to the increase of purchased intangibles acquired through the merger with CNT. These assets are being amortized on a straight-line basis over a period of one to seven years.

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

Amortization of Deferred Compensation. We have recorded deferred compensation related to retention shares granted to Nishan and Sanera employees. In addition, certain CNT employees were issued retention grants of restricted stock. Upon completion of the CNT acquisition, these share converted into 1.3 shares of McDATA Class A common stock for each restricted share of CNT common stock owned. These shares vest over an 18 month period. We are amortizing all deferred compensation on a straight-line basis over the vesting period of the applicable options and stock awards, resulting in amortization expense, net of forfeitures, of $6.2 million for the twelve months ended January 31, 2006, $5.7 million for fiscal 2004 and $ 12.7 million for fiscal 2003 (of which approximately $250,000, $180,000 and $739,000 was included in cost of revenue, respectively). Deferred compensation expense related to these awards will decrease as the awards become fully vested.

Restructuring. After the acquisition of CNT, the Company notified redundant employees that their employment would be terminated and provided them with a detailed explanation of their benefits, which included separation pay as well as retention pay for transitional employees. Total termination benefits charged to restructuring costs in results of operations because of the integration plan was $3.7 million in total through January 31, 2006. Retention pay offered to all transitional employees is contingent upon the employee rendering future service through a transition period and has no relationship to the employees’ past service; therefore, these benefits were recognized as a restructuring cost ratably over the transition period. As of January 31, 2006, a total of $0.6 million has been recognized as a restructuring cost. No further retention benefits are expected to be incurred as a result of the CNT integration plan.

During the quarter ended January 31, 2006, we initiated a reduction in workforce unrelated to the original CNT integration plan, incurring approximately $1.8 million in severance and benefit charges. All planned activities under this plan had been completed and the related liabilities were paid as of January 31, 2006.

Prior to the acquisition, McDATA and CNT each sold a competing Director class product—McDATA’s is branded the Intrepid 10000 and CNT’s is the UltraNet Multi-Service Director (UMD). In order to eliminate this redundancy and integrate the two company’s product offerings, the Company has decided to withdraw the UMD from the market, and continue to sell the Intrepid 10000 product. As a result, McDATA offered, and certain existing UMD customers have accepted, an exchange program which allowed customers to trade in their UMD for a comparable Intrepid 10000 at no cost to them. The Company also offered customers up to 20 hours of professional consulting service to assist with the migration to the new product. The net cost of this program of $6.8 million was recorded as a restructuring cost during the quarter ended July 31, 2005, which represents the difference between the cost of the Intrepid 10000 to be installed over the salvage value of the UMD’s to be returned. Consulting costs to be incurred in connection with this program were not accrued because they could not be reasonably estimated. They will be recorded as restructuring costs in future periods as they are incurred.

Changes to the estimates of executing the currently approved plans of restructuring the pre-merger McDATA organization will be reflected in our future results of operations.

Interest and Other Income. Interest and other income consisted primarily of interest earnings on our cash, cash equivalents and various investment holdings. Interest income was $11.4 million, $6.6 million and $7.2 million for fiscal years 2005, 2004 and 2003, respectively. The increase in income from the prior year level reflects an increase in interest rates as well as an increase in our cash balances. Fluctuations in our investment balances as well as fluctuations in interest rates could cause our investment income to vary between periods.

Interest Expense. Interest expense consists primarily of the amortization of issuance costs related to the convertible subordinated debt, the convertible debt interest expense not offset by the interest rate swap interest income (discussed below), the amortization of the discount on the CNT debt, and interest expense related to capital leases and notes payable. Interest expense was $11.1 million for the year ended January 31, 2006, compared with $1.3 million and $2.8 million for fiscal years 2004 and 2003, respectively. In order to manage interest expense on our convertible debt, we have two interest-rate swap agreements in effect, which have the economic effect of modifying the fixed interest obligations associated with our convertible debt so that the interest payable on the majority of the debt effectively becomes variable. The rate on the interest rate swap agreement covering $155.3 million of the 2.25% Convertible Notes is based on the six-month London Interbank Offered Rate (LIBOR) minus 152 basis points, is reset semiannually on February 15 and August 15 of each year until maturity on February 15, 2010, and was 2.51% as of January 31, 2006. The rate on the interest rate swap agreement covering $75 million of the 3.00% Convertible Notes is based on the three-month LIBOR plus 69.5 basis points, is reset quarterly on January 31, April 30, July 31, and October 31 of each year, and was 5.363% as of January 31, 2006. The variable rate on each of these swaps is partially offset by the fixed interest rate. Significant increases in interest rates in future periods could significantly increase interest expense.

Provision for Income Taxes. The Company has recorded tax expense for fiscal 2005 even though our pre-tax result is a loss. This is due primarily to taxes payable in foreign jurisdictions where the net taxable income will be positive. Substantially no tax benefit is realized currently for the book loss or available tax credits as the Company has established a valuation allowance against substantially all of its net deferred tax assets.

A valuation allowance was established against substantially all of the acquired deferred tax assets of CNT Corporation and its subsidiaries pursuant to the acquisition of CNT during fiscal 2005. The amount of the valuation allowance relating to the acquired CNT deferred tax assets is $ 73.7 million.

The valuation allowance related to acquired deferred tax assets in both the CNT acquisition and the Nishan acquisition resulted in an increase in goodwill. If any portion of the acquired deferred tax assets are utilized, the valuation allowance related to the acquired deferred tax assets that were utilized will be released, resulting in a decrease in goodwill by a like amount and we will record a charge to tax expense.

We re-evaluated the need for the valuation allowance during fiscal 2005 and concluded that a valuation allowance is still required with respect to substantially all of our net deferred tax assets.

Generally, the effective tax rate is determined by the relationship between pre-tax book income or loss and certain items that are reported differently between the financial statements and the tax return. For fiscal 2005 and fiscal 2004, the tax rate is favorably impacted primarily by the deductibility of costs associated with our convertible subordinated debt, the extraterritorial income exclusion on qualifying exports and the research tax credit. The tax rate is unfavorably impacted primarily by the permanent loss in value of amortized deferred compensation and the net increase in our valuation allowance. For fiscal 2004, the tax rate is also unfavorably impacted by the write-off of the IPR&D related to our investment in Aarohi.

We are subject to audit by federal, state and foreign tax authorities. These audits may result in additional tax liabilities. We account for such contingent liabilities in accordance with Statement of Financial Accounting Standards (SFAS) No. 5,

“Accounting for Contingencies”, (SFAS No. 5), and believe that we have appropriately provided for taxes for all years. Several factors drive the calculation of our tax reserves including (i) the expiration of statutes of limitations, (ii) changes in tax law and regulations, and (iii) settlements with tax authorities. The occurrence of any of these events may result in adjustments to our reserves that could impact our reported financial results. During the fiscal year ended January 31, 2006, we released reserves of approximately $1.4 million due to the expiration of state statutes of limitation and approximately $1.6 million pursuant to an updated analysis of intercompany pricing.

During fiscal 2005, the Internal Revenue Service completed an audit of the Company’s US income tax returns for 2000, 2001 and 2002. An audit of these years was mandated by the procedures for Joint Committee cases due to the carry back of tax losses from the 2001 and 2002 tax years to 2000. The result of the audit was a nominal net benefit to the Company, increasing the amount of net operating loss carry-forwards.

Liquidity and Capital Resources

At January 31, 2006, cash and cash equivalents, short- and long-term investments were approximately $352.8 million compared to approximately $310.4 million as of January 31, 2005. The January 31, 2006 balance includes approximately $10.7 million of restricted cash, classified as long-term, that we are required to maintain in relation to the interest rate swaps we have executed in connection with our convertible debt. We invest excess cash predominantly in debt and equity instruments that are highly liquid, of high-quality investment grade and predominantly have maturities of less than three years with the intent to make such funds readily available for operating purposes, including expansion of operations and potential acquisitions or other transactions.

We believe our existing cash and cash equivalents, short-term and long-term investment balances, and cash expected to be generated from future operations will be sufficient to meet our capital and operating requirements at least through the next twelve months, including repayment of our $124.4 million debt due on February 2007, although we could be required, or could elect, to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development of new products and expansion of sales and marketing, the timing of new product introductions and enhancements to existing products, and market acceptance of our products and other market conditions.

In summary, our cash flows were:

Source (use) (in thousands)	Years Ended January 31,
	2006	2005	2004
	(in thousands)
Net cash provided by operating activities	$14,489	$21,424	$61,060
Net cash provided by (used in) investing activities	66,600	62	(244,259)
Net cash provided by (used in) financing activities	(6,205)	(7,280)	125,332

Cash provided by operating activities of $14.5 million in fiscal year 2005 primarily consists of our net loss adjusted for non-cash charges (including depreciation, amortization, deferred compensation and inventory-related charges) and changes in working capital and other activities. Working capital changes included accounts receivable, inventories, other current and non-current assets, accounts payable, accrued liabilities and deferred revenue. Cash provided by operating activities of $21.4 million for 2004 primarily consists of our net loss adjusted for non-cash charges (including depreciation, amortization, deferred compensation and inventory-related charges) offset by approximately $26.9 million of changes in working capital and other activities. Cash provided by operating activities of $61 million in 2003 consisted primarily of the net loss adjusted for non-cash charges offset by approximately $6.5 of changes in working capital and other activities.

Cash provided by investing activities of $66.6 million in fiscal 2005 consists of $47.3 million in cash recognized from the CNT acquisition, net of $6.9 million of acquisition costs, as well as $38.1 million in proceeds from investment sales and maturities (net of purchases), partially offset by $13.2 million of capital expenditures. Cash provided by investing activities in fiscal 2004 of approximately $62,000 was primarily due to approximately $17 million of cash provided by investment sales and maturities (net of purchases) offset by approximately $16.9 million of capital expenditures. Cash used in investing activities in 2003 of approximately $244 million was primarily attributable to cash used in acquisitions and purchases of equity investments of $177.4 million, cash used to purchase (net of sales and maturities) investments in marketable equity securities during the year, and capital expenditures totaling approximately $18.0 million.

Cash used in financing activities in fiscal 2005 of $6.2 million was primarily due to the stock repurchase program. Cash used by financings in 2004 of $7.3 million was primarily due to cash used to repurchase common stock under our stock buy-back program and payments on notes payable and capital lease obligations, offset by proceeds from the issuance of common stock. Cash provided by financing activities in fiscal 2003 of approximately $125 million was primarily due to proceeds from issuance of convertible subordinated notes of $172.5 million in principal amount, with proceeds of $167 million and proceeds from the issuance of stock related to our stock option and employee purchase plans of $5.8 million.

Off-Balance Sheet Arrangements

Other than facility and equipment leasing arrangements, we do not engage in off-balance sheet financing activities.

Ordinary Course Purchase and Sale Agreements

During our normal course of business, we may enter into agreements with customers, resellers, OEMs, systems integrators, distributors and others. These agreements typically require us to indemnify the other party against claims of intellectual property infringement made by third parties arising for the use of our products. In addition, the majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. We evaluate and estimate losses from such indemnification under SFAS No. 5, “Accounting for Contingencies”, as interpreted by FASB Interpretation No. 45. To date, we have not incurred any material costs as a result of such obligations and have not accrued any liabilities related to such indemnification and guarantees in our financial statements.

Sale of Lumberton, New Jersey Manufacturing Operations

As described in Note 5, on June 24, 2005 we entered into a series of agreements with Solectron in connection with the sale of manufacturing operations and transfer of assets related to its Lumberton, New Jersey production facility. As part of the Asset Purchase Agreement between the Company and Solectron, the Company has made a number of representations and has agreed to indemnify the buyer and hold them harmless from certain losses suffered in connection with their purchase of assets and assumption of liabilities of the Lumberton facility. The more significant indemnifications relate to representations made by the Company as to the proper maintenance of the tangible assets purchased, compliance with the Employment Retirement Income Security Act (ERISA) as it relates to benefit plans in which the transferred employees have participated prior to the sale, and the absence of undisclosed environmental issues or significant contracts. The term of the representations relating to undisclosed environmental issues is five years, with the term of the remaining representations being two years. Although, there are no maximum potential indemnification amounts stated in the agreement for these representations, based on facts currently available, management estimates the maximum potential amount of payments that could be required under these representations to be $5.3 million. However, it is management’s judgment that the probability of the Company having to make any payments under any one of the representations ranges from 0% to 20%. In calculating the fair value of the Company’s obligation under these representations, the maximum potential loss estimate was multiplied by the probability of each occurring. The resulting potential future cash flows were then discounted using a rate of 8%, resulting in the Company recognizing a liability of approximately $400,000 in accordance with FIN 45. Due to the uncertainty surrounding the risks involved, the liability balance will be maintained and reevaluated as needed, over the full term of the related indemnifications. Any future reversals of previous accrual amounts which were recorded during the purchase accounting period as an increase to goodwill will be recorded as a reduction to goodwill. Otherwise, any portion of the liability that is reversed in the future will be credited to operating results.

SPX Tax Sharing Agreement

Inrange Technologies Corporation (Inrange) is subject to a tax sharing agreement with SPX Corporation (SPX) relating to previous tax years when Inrange was part of the SPX consolidated tax group (the SPX Agreement). Inrange was acquired by CNT from SPX in May 2003. When CNT was acquired by McDATA, Inrange became an indirect subsidiary of McDATA. Pursuant to the SPX Agreement, if a taxing authority makes an adjustment to Inrange losses utilized in previous tax years by the SPX consolidated group, Inrange must compensate SPX for the lost tax benefits. The Internal Revenue Service (IRS) is currently examining tax returns filed by SPX for certain years that Inrange was included in the SPX consolidated return. At this time, we are not aware of any audit adjustments that would require Inrange to compensate SPX for lost tax benefits.

Commitments

Purchase Commitments

The Company has contracted with Sanmina SCI Systems, Inc. (SSCI), Solectron Corporation (Solectron) and others (collectively, Contract Manufacturers) for the manufacture of printed circuit boards and box build assembly and configuration for specific multi-protocol directors and switches. The agreements require the Company to submit purchasing forecasts and place orders sixty calendar days in advance of delivery. At January 31, 2006, the Company’s commitment with our Contract Manufacturers for purchases over the next sixty days totaled $75.3 million, and $18.6 million for commitments beyond 60 days. The Company may be liable for materials that the Contract Manufacturers purchase on McDATA’s behalf if the Company’s actual requirements do not meet or exceed its forecasts and those materials cannot be redirected to other uses. We may also be liable for materials that certain component suppliers or product manufacturers have produced or made available to us if our actual requirements do not meet or exceed minimums that we have committed to purchase. At January 31, 2006, the company had recorded approximately $6.3 million of purchase obligations that we believe is excess or obsolete and cannot be redirected to other uses. Management does not expect the remaining commitments under these agreements to have a material adverse effect on the Company’s business, results of operations, financial position or cash flows.

Convertible Notes

In February 2003, we sold $172.5 million of 2.25% convertible subordinated notes due February 15, 2010 (2.25% Notes). The 2.25% Notes are convertible into our Class A common stock at a conversion rate of 93.3986 shares per $1,000 principal amount of notes (aggregate of approximately 16.1 million shares) or $10.71 per share, subject to certain conversion adjustments. Upon a conversion, we may choose to deliver shares of our Class A common stock, or, in lieu of shares of our Class A common stock, cash or a combination of cash and shares of Class A common stock. We are required to pay interest on February 15 and August 15 of each year, beginning August 15, 2003. Debt issuance costs of $5.6 million are being amortized over the term of the 2.25% Notes. The amortization of debt issuance costs will accelerate upon early redemption or conversion of the Notes. The net proceeds remain available for general corporate purposes, including working capital requirements and capital expenditures.

Concurrent with the issuance of the 2.25% Notes, we entered into share option transactions using approximately $20.5 million of proceeds. As part of these share option transactions, we purchased options that cover approximately 16.1 million shares of Class A common stock, at a strike price of $10.71. We also sold options that cover approximately 16.9 million shares of Class A common stock, at a strike price of $15.08. The net cost of the share option transactions was recorded against additional paid in capital. These share option transactions are intended to give us the option to mitigate dilution as a result of the 2.25% Notes being converted to common shares up to the $15.08 price per common share and mitigate dilution if the share price exceeds $15.08 at that time. Should there be an early unwind of either of the share option transactions, the amount of cash or net shares potentially received or paid by us will be dependent on then existing overall market conditions, the stock price, the volatility of the stock, and the amount of time remaining until expiration of the options.

On June 1, 2005, effective upon the consummation of the Merger, the Company fully and unconditionally guaranteed the $124.4 million 3.00% convertible subordinated notes due February 15, 2007 previously issued by CNT (3.00% Notes), and became a co-obligor on the 3.00% Notes with CNT and the 3.00% Notes became convertible into the Company’s Class A stock at a price of approximately $14.75 per share (aggregate of approximately 8.4 million shares) at any time prior to maturity on February 15, 2007, all pursuant to the terms of the Supplemental Indenture. All other terms of the 3.00% Notes remained unchanged. The 3.00% Notes may be redeemed upon payment of the outstanding principal balance, accrued interest and a make whole payment if the closing price of the Class A stock exceeds 175% of the conversion price for at least twenty (20) consecutive trading days within a period of thirty (30) consecutive trading days ending on the trading day prior to the date of the mailing of the redemption notice. The make whole payment represents additional interest payments that would be made if the 3.00% Notes were not redeemed prior to their due date. Interest is payable on February 15 and August 15 of each year while the 3.00% Notes are outstanding. Payment of the notes will also accelerate upon certain events of default.

In order to manage interest expense on our convertible debt, we have two interest-rate swap agreements in effect, which have the economic effect of modifying the fixed interest obligations associated with our convertible debt so that the interest payable on the majority of the debt effectively becomes variable. In July 2003, we entered into an interest rate swap agreement covering $155.3 million of the 2.25% Notes which is based on the six-month London Interbank Offered Rate (LIBOR) minus 152 basis points. The rate on this swap agreement is reset semiannually on February 15 and August 15 of each year until maturity on February 15, 2010, and was 3.41% as of January 31, 2006. Prior to the Merger, CNT entered into an interest rate swap agreement covering $75 million of the 3.00% Notes which is based on the three-month LIBOR plus 69.5 basis points. This rate is reset quarterly on January 31, April 30, July 31, and October 31 of each year until maturity on February 15, 2007, and was 5.363% as of January 31, 2006. Increases in interest rates could significantly increase the interest expense we are obligated to pay under the interest-rate swap agreements in future periods. The swaps were designated as a fair value hedge and, as such, the gain or loss on the derivative instrument, as well as the gain or loss on the Notes attributable to the swaps, results in adjusting the carrying amount for changes in fair value. In situations when the hedge is not completely effective, we adjust our earnings for the difference between the changes in the fair values of the derivative and the Notes. We are also required to post collateral based on changes in the fair value of the interest rate swaps. This collateral, in the form of restricted cash, was $10.7 million as of January 31, 2006 and $5.0 million as of January 31, 2005.

Headquarters Lease Commitment

On September 9, 2004, we entered into a triple net office lease with Ridge Parkway Associates, LLC, a Delaware limited liability company, for the lease of office space at 11802 Ridge Parkway, Broomfield, Colorado (the “New Premises”). We moved our world headquarters location from 380 Interlocken Crescent, Broomfield, Colorado 80021 to the New Premises with the lease commencing in February of 2006. Our previous headquarter’s office lease expires at the end of April 2006. The term of the new lease is for 11 years (with two 5 year renewal options) and is at market lease rates that are substantially lower than we paid in the previous lease. The base annual lease rates per rentable square foot for the New Premises range from $0 in the first year to $14.15 in the last year of the lease, plus normal operating expenses. We began recognizing rent expense in July 2005 upon the start of the build-out of the premises. The lease has customary terms and conditions. Since the lease agreement did not limit our total potential expenditures related to this project, we were deemed to be the accounting owner of the project, and therefore total project costs incurred to date by all parties had been reflected as Construction in progress – leased assets, and as Non-cash obligations for construction in progress—lease facilities in the long term liability section of the balance sheet in the second and third quarter of fiscal 2005.

We received the certificate of occupancy on January 31, 2006, and because the project is substantially complete, we derecognized the amounts in Construction in progress – leased assets, and Non-cash obligations for construction in progress—lease facilities in the long term liability section of the accompanying balance sheet.

Contractual Obligations

The following table summarizes our contractual obligations (including interest expense) and commitments as of January 31, 2006 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Convertible subordinated debt	$296,850	$—	$124,350	$172,500	$—
Interest on convertible subordinated debt	21,321	7,612	9,747	3,962	—
Non-cancelable operating leases	76,134	11,889	17,145	11,494	35,606
Non-cancelable purchase agreements	93,901	82,401	7,667	3,833	—
Capital leases, including interest	7,074	3,542	3,532	—	—

Total contractual obligations	$495,280	$105,444	$162,441	$191,789	$35,606

Inflation

We believe that our revenue and results of operations have not been significantly impacted by inflation during the last three fiscal years.

Recent Accounting Pronouncements

See Note 2 of the “Notes to Consolidated Financial Statements.” in Item 8 for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

Critical Accounting Policies

Inventories

Inventories, which include material, labor, factory overhead and purchased finished goods, are stated using standard costs which approximate the lower of cost (first-in, first-out method) or market. We evaluate the need for reserves associated with obsolete, slow-moving and non-salable inventory by reviewing net realizable values on a quarterly basis. Our inventories does not include materials purchased and held by the Company’s component subcontractors, as the Company does not own this inventory.

Investments

Our short- and long-term investments consist primarily of marketable debt and equity securities, all of which are classified as available-for-sale and recorded at fair value. Fair values are determined using quoted market prices. Unrealized holding gains and losses are recorded, net of any tax effect, as a separate component of accumulated other comprehensive income. Securities with maturities of one year or less are classified as short-term investments. Securities with remaining maturities longer than one year are classified as long-term investments, with the exception of auction rate securities.

These investments are highly liquid, variable-rate debt securities. While the underlying security typically has a stated maturity of 20 to 30 years, the interest rate is reset through Dutch auctions that are held every 7, 28 or 35 days, creating a highly liquid, short-term instrument. The securities trade at par and are callable at par on any interest payment due date at the option of the issuer and as such are classified as short term investments.

Should the impairment of any of these securities become other-than-temporary, the adjusted cost basis of the investment will be reduced and the resulting loss recognized in the statement of operations in the period the other-than-temporary impairment is identified.

Included in investment balances are certain derivatives used as economic hedges against positions held in certain marketable equity securities. Because these are ineffective hedges, unrealized gains and losses are charged in the period they occur.

Fair Value of Financial Instruments

The carrying value of financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short maturities. Based upon borrowing rates currently available to us, with similar terms, the carrying values of the capital lease obligations approximate their fair values. The fair values of our investments and convertible debt are determined using quoted market prices for those securities. We recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value, which is determined using quoted market prices.

Interest Rate Swaps

We have entered into two interest rate swaps to address interest rate market risk exposure. The interest rate swaps are designated and qualify as a fair value hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” For derivative instruments that are designated and qualify as a fair value hedge, the gains and losses on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of change in fair values. If the change in the value of the hedging instrument offsets the change in the value of the hedged item, the hedge is considered perfectly effective. The accounting for hedge effectiveness is measured at least quarterly based on the relative change in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, the amount by which the change in the value of the hedge does not exactly offset the change in the value of the hedged item, is recognized immediately in earnings. Our interest rate swaps qualify as perfectly effective fair value hedges. As such, there is no ineffective portion to the hedge recognized in earnings. Adjustments to the fair value of the interest rate swap agreements are recorded as either an other asset or long-term liability. The differential to be paid or received under these agreements is accrued consistently with the terms of the agreements and is recognized in interest expense over the term of the related debt. The related amounts payable to or receivable from counterparties are included in accounts receivable or accrued liabilities.

Long-Lived Assets, Including Goodwill and Other Acquired Intangible Assets

We evaluate the carrying value of long-lived assets, excluding goodwill, at least annually for impairment or when events and circumstances indicate the carrying amount of an asset may not be recoverable. For the year ended January 31, 2006, no such events or circumstances were identified. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset (or asset group) are separately identifiable and less than the asset’s (or asset group’s) carrying value. In that event, a loss is recognized to the extent that the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. For the years ended 2005 and 2003, we made no material adjustments to its long-lived assets. During fiscal 2004, we identified the impairment of a customer relationship asset and retired a $2.2 million intangible asset related to the initial purchase of the Toronto operations in 1997.

Goodwill and other indefinite lived intangible assets are not subject to amortization, but are subject to an impairment test at least annually or more frequently if events or circumstances indicate that impairment might exist. We completed our annual impairment analysis of goodwill in the first quarter of 2005 and found no impairment. SFAS No. 142, “Goodwill and Other Intangible Assets”, also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets to Be Disposed Of.” We are currently amortizing its acquired intangible assets with finite lives over periods ranging from one to seven years.

Revenue Recognition

We recognize revenue when four basic criteria are met: (a) persuasive evidence of an arrangement exists, (b) products are delivered or services rendered, (c) the sales price is fixed or determinable and (d) collectibility is probable.

Product Revenue

Revenue from product sales to our resellers and end-user customers is recognized when title and risk of loss transfer to the customer, generally at the time of shipment. Revenue from product sales to our OEMs and distributors is recognized when title and risk of loss transfer to the customer in accordance with the master agreement.

With respect to revenue from our configured products, we generally recognize revenue on shipment when we ship directly to an end user. When we ship to an OEM or distributor we request evidence of sell-through from our OEM and distributor partners prior to recognizing revenue. In situations where our OEM and distributor partners refuse to provide sell-through information when requested, but all the criteria under SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” (SAB No. 104) have been met, we recognize revenue for such configured products. These configured products represent high value, customized solutions of directors, cabinets and various combinations of port cards ordered by our OEM and distributor partners as required by the end-user.

Non-configured products and components, such as our switch products, UltraNet extension products, additional port cards, and FlexPort upgrades, are recognized as revenue when the criteria for SAB No. 104 (as discussed above) have been met, generally at time of shipment.

Revenue is reduced for estimated customer returns, price protection, rebates, and other offerings that occur under sales programs established with the Company’s OEMs, distributors and resellers. We accrue for estimated warranty costs at the time of revenue recognition based on its experience.

Service Revenue

Revenue from support or maintenance contracts is recognized ratably over the contractual period. Amounts invoiced to customers in excess of revenue recognized on these contracts are recorded as deferred revenue until all revenue recognition criteria are met. Revenue from professional services is recognized when such services are performed.

Software Revenue

Revenue from software is comprised of software licensing and post-contract customer maintenance and support. Software revenue is allocated to the license and support elements using vendor specific objective evidence of fair value (VSOE). Revenue from software licenses is recognized when the four basic criteria above have been met. Revenue from post-contract support and maintenance is recognized ratably over the term of the support contract, assuming the four basic criteria are met. The Company has software embedded in some of its products that is considered more than incidental to the product and represents a separate unit of accounting as defined by the American Institute of Certified Public Accountants Statement of Position 97-2 “Software Revenue Recognition” (SOP 97-2).

Multiple Elements

We enter into certain arrangements where we are obligated to deliver multiple products and/or services. In transactions that include multiple products, services and/or software, in most cases the Company allocates the revenue to each element based upon their VSOE of the fair value of the element, with any remaining elements allocated using the residual method. VSOE of the fair value for an element is based upon the price charged when the element is sold separately. Revenue allocated to each element is then recognized when the basic revenue recognition criteria is met for each element.

Deferred Revenue

Total deferred revenue consists primarily of unearned revenue from our customer support or maintenance contracts on our software and hardware products. These contracts are billed and collected either upfront or annually at the beginning of each service period. We recognize revenue from these contracts ratably over the contractual period, generally one to three years. Although certain contracts are cancellable at the customer’s discretion, we reclassified certain deferred revenue amounts acquired in the purchase of CNT from short to long term based on our analysis of the future periods over which this revenue will be recognized.

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

Software Development Costs

We capitalize eligible computer software development costs upon the establishment of technological feasibility, which it has defined as completion of designing, coding and testing activities or the completion of a working model as defined by our software and hardware engineering development processes. Costs incurred prior to the establishment of technological feasibility are expensed to research and development. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Upon the general release of the software product to customers, capitalization ceases and such costs are amortized (using the straight-line method) on a product-by-product basis over the estimated life, which is generally one to three years. Capitalized software costs and accumulated amortization included in other assets at January 31, 2006, were approximately $53.9 million and $23.1 million, respectively. Capitalized software costs and accumulated amortization included in other assets at January 31, 2005, were approximately $33.6 million and $11.0 million, respectively. Amortization expense of capitalized software for fiscal 2005, 2004, and 2003 was approximately $12.1 million, $3.7 million and $5.5 million, respectively.

Restructuring Charges

We account for costs, including termination benefits and facility closure costs, associated with restructuring activities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which requires that the liability for costs associated with exit or disposal of activities be recognized when the liability is incurred. See Note 5 for discussion of restructuring activities.

Income Taxes

We estimate a provision for income taxes in each of the jurisdictions in which we operate. We estimate our actual current tax exposure including the risks associated with tax audits and the temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities which we include within our balance sheet. We evaluate the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than expiration of the deferred benefit, we establish a valuation allowance

ITEM 7A. Quantitative and Qualitative Disclosure about Market Risk

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

We have performed a sensitivity analysis as of January 31, 2006, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of interest rates with all other variables held constant. The discount rates used were based on the market interest rates in effect at January 31, 2006. The sensitivity analysis indicated that a hypothetical 10% increase in interest rates would result in a decrease in the fair values of our investment instruments of approximately $487,000 assuming that such investment holdings remained constant through the year 2006 and an increase of investment income of approximately $582,000. A hypothetical 10% decrease in interest rates would result in an increase of the fair values of our investment instruments of approximately $387,000 and a decrease in investment income of approximately $572,000.

Our convertible subordinated debt is subject to a fixed interest rate and the notes are based on a fixed conversion ratio into Class A common stock. We have two interest-rate swap agreements covering our convertible debt. The first was entered into by the Company in July 2003 covering $155.3 million of its 2.25% convertible subordinated notes (2.25% Notes) and is set at six-month LIBOR minus 152 basis points, and the second was assumed in the acquisition of CNT which covers $75.0 million of the 3.00% convertible subordinated notes (3.00% Notes) previously issued by CNT and is set at three-month LIBOR plus 69.5 basis points. Both agreements have the economic effect of modifying the fixed interest obligations associated with the notes so that the interest payable on the majority of the notes effectively becomes variable. If interest rates on this variable rate debt were to increase or decrease, our annual interest expense would increase or decrease accordingly. This increased or decreased interest expense would be partially offset by the effects of these interest rate changes on our cash and investment portfolio. The 2.25% Notes are not listed on any securities exchange or included in any automated quotation system; however, the notes are eligible for trading on the PortalSM Market. On January 31, 2006, the approximate bid and ask prices per $100 of our 2.25% Notes was $84.73 and $85.23, respectively, resulting in an aggregate fair value of between $146.2 million and $147.0 million. On January 31, 2006, the approximate bid and ask prices per $100 of our 3.00% Notes was $96.75 and $97.50, respectively, resulting in an aggregate fair value of between $120.3 million and $121.2 million. Our Class A common stock is quoted on the Nasdaq National Market under the symbol, “MCDTA.” On March 31, 2006, the last reported sale price of our Class A common stock on the Nasdaq National Market was $4.62 per share.

Foreign Currency Exchange Risk

We operate sales and support offices in several countries. We are exposed to market risks related to fluctuations in foreign exchange rates because some sales transactions, and the assets and liabilities of our foreign subsidiaries, are denominated in foreign currencies, primarily the Euro and British Pound Sterling. However, we have determined these amounts were not material. As of January 31, 2006, we had no open forward exchange contracts.

Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of temporary cash investments, investments and trade receivables. We place our temporary cash investments and investment securities in primarily investment grade instruments and limit the amount of investment with any one financial institution. We evaluate the credit risk associated with each of our customers, including our largest customers, EMC and IBM, but generally do not require collateral. We depend on these two customers for over 50% of our total revenue. They also comprise a significant portion of our trade receivables and, therefore, expose us to a concentration of credit risk. Because our sales are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material impact on our ability to collect our accounts receivable and, accordingly, on our future operating results.

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

In January 2004, CNT entered into an interest-rate swap agreement with Credit Suisse First Boston (CFSB). Subject to the movement in interest rates, we could be exposed to credit risk arising out of net interest payments due to us from CFSB. Based on our review of the possible movement in interest rates and the credit strength of CFSB, we have concluded that we do not have a material exposure to credit risk as a result of this interest-rate swap.

ITEM 8. Consolidated Financial Statements and Supplementary Data

For a discussion of the information required by this item, you should refer to F- pages in Item 15(a) of this Annual Report on Form 10-K.

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A. Controls and Procedures

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

Management Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2006. In making this assessment, the Company’s management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment and those criteria, management believes that, as of January 31, 2006, the Company’s internal control over financial reporting is effective. Assessment of the effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

The Company’s Management, with the participation of the CEO and CFO, have evaluated whether any change in the Company’s internal control over financial reporting occurred during the fourth quarter of fiscal 2005. Based on that evaluation, Management concluded that there has been no change in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of McDATA Corporation

Broomfield Colorado

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that McDATA Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 31, 2006 of the Company and our report dated April 24, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado

April 24, 2006

ITEM 9B. Other Information

Not applicable.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

The following table sets forth certain information regarding our executive officers and directors as of the date of this Annual Report on Form 10-K:

Name	Age	Position
John A. Kelley, Jr.	56	Chairman of the Board of Directors, President and Chief Executive Officer
Todd Oseth	42	Executive Vice President and Chief Operating Officer
Scott A. Berman	44	Executive Vice President of Finance and Chief Financial Officer
Thomas O. McGimpsey	44	Executive Vice President, Chief Legal Officer and Business Development
Jill R. Sanford	39	Executive Vice President and Chief People Officer*
Gary M. Gysin	46	Senior Vice President of Worldwide Sales and Service
Michael Frendo	45	Senior Vice President of Engineering
Laurence G. Walker(2)(4)	57	Lead Director
Charles C. Johnston(1)	70	Director
D. Van Skilling(1)(2)(3)	72	Director
Thomas M. Uhlman(2)(4)	59	Director
John W. Gerdelman(3)(4)	53	Director
Michael J. Sophie(1)	48	Director
Alex Mendez(4)	47	Director
Dr. Renato A. DiPentima (2)(3)	64	Director
Thomas G. Hudson (4)	59	Director

(1)	Member of Audit Committee
(2)	Member of Compensation Committee
(3)	Member of Corporate Governance and Nominating Committee
(4)	Member of Technology Committee
*	Not an SEC Section 16 reporting person

John A. Kelley, Jr. has been Chairman of the Board of Directors since February 2004, President and Chief Executive Officer since August 2002 and was President and Chief Operating Officer from August 2001 to August 2002. Prior to joining McDATA, Mr. Kelley was Executive Vice President for Qwest Communications International Inc., or Qwest, from July 2000 to January 2001. Prior to the acquisition of US WEST by Qwest, Mr. Kelley was Executive Vice President for U S WEST from April 1995 to June 2000. Prior to Mr. Kelley’s employment at US WEST, Mr. Kelley was in key senior leadership positions at Mead Corporation from 1991 to 1995. Mr. Kelley received his Bachelor of Science degree in business from the University of Missouri, St. Louis. He serves on the board of directors of Polycom, Inc., is a member of the Rocky Mountain INROADS Board, a not-for-profit mentoring program, and a board member of the Women’s Vision Foundation and Tie-Rockies.

Todd Oseth has been Executive Vice President and Chief Operating Officer since October 2005 (Senior Vice President from August 2005 to October 2005) with responsibilities for sales, marketing, services, manufacturing, engineering, quality and information technology. Prior to joining McDATA, Mr. Oseth held the following executive positions over the last 5 years: Vice President of the Infrastructure Software Group at EMC Corporation from September 2003 to August 2005; Senior Vice President at DataPlay, Inc., from 2000 to 2003; and Chief Executive Officer of Accent Software, Inc. from 1997 to 2000.

Scott A. Berman has been Executive Vice President of Finance and Chief Financial Officer since August 2005 (Senior Vice President and CFO from August 2005 to October 2005), Vice President of Integration from January 2005 to August 2005, and Vice President of Finance and Treasurer from December 2002 to August 2005. Prior to joining McDATA, Mr. Berman was Senior Vice President and Treasurer of Qwest Communications International, Inc. (Qwest) from October 2000 to August 2002, and Vice President and Assistant Treasurer from July 2000 to October 2000. Prior to the acquisition of

U S WEST by Qwest in June 2000, Mr. Berman held a variety of positions at AT&T Bell Laboratories and U S WEST, including member of technical staff, technical director, director of market development, director of capital markets, and executive director of treasury services. Mr. Berman received a Bachelor of Science degree in Computer Engineering in 1982, and a Master of Science degree in Computer Engineering in 1983, both from the University of Michigan. Mr. Berman also received an MBA degree from the Harvard Business School in 1998.

Thomas O. McGimpsey has been Executive Vice President, Chief Legal Officer and Business Development since October 2005, and had similar duties as a Senior Vice President from August 2005 to October 2005 and as Vice President from July 2000 to August 2005. Mr. McGimpsey additionally held the position of Vice President of Corporate Development in 2002 and managed corporate facilities and real estate from 2001-2003. Prior to joining McDATA in June 2000, Mr. McGimpsey was the Senior Corporate Attorney at U S WEST, Inc. from 1998 until U S WEST’s merger with Qwest in June 2000. From 1991 to 1998, Mr. McGimpsey was in private practice at national law firms. From 1984 to 1988, Mr. McGimpsey was a Senior Engineer for Software Technology, Inc. Mr. McGimpsey received his Juris Doctor degree from the University of Colorado in 1991 and his Bachelor of Science degree in Computer Science (with a minor in electrical and microprocessor systems) from Embry-Riddle Aeronautical University in 1984. Mr. McGimpsey serves on the board of directors of the American Electronics Association (AeA), McDATA Japan, KK and McDATA Services Corporation. Mr. McGimpsey was also appointed by Governor Owens to serve as a Commissioner on the State of Colorado Information Management Commission (IMC).

Jill R. Sanford has been Executive Vice President and Chief People Officer since October 2005 (Senior Vice President from August 2005 to October 2005). Prior to joining McDATA, Ms. Sanford was the Chief Human Resources Officer of Qwest Communications International, Inc. (Qwest) from March 2004 to December 2004, and Vice President—HR from October 2002 to February 2004; Senior Vice President—HR Services at First Data Corp. from July 2000 to October 2002; Executive Director—Compensation, Organizational Development and Corporate Counsel at U S WEST from 1995 to its acquisition by Qwest in June of 2000. Ms. Sanford received a Bachelor of Science, with honors, in finance from the University of Wyoming in 1987 and a Juris Doctorate from Columbia University School of Law in 1990. Ms. Sanford is a member of the Board for the Colorado Business Committee for the Arts, where she chairs the Membership Committee, and the Board of the Rocky Mountain INROADS, a not-for-profit mentoring program.

Gary M. Gysin has been the Senior Vice President of World Wide Sales and Services since January 2004. Mr. Gysin joined McDATA in December 2002 as Vice President and General Manager of Software. Prior to joining McDATA, Mr. Gysin was Senior Vice President of products at Volera from February 2000 to November 2002, where he was head of product management, engineering and business development. Additionally, Mr. Gysin has shown strong success in previous sales leaderships roles at growth companies, and has a wide range of sales leadership experience including previous vice president of sales positions, territory management, and routes-to-market development. Mr. Gysin maintains a strong network of professional relationships within the storage and IT community, and consistently serves as a featured speaker or panel participant at storage and industry conferences and events. Mr. Gysin received his Bachelor of Arts degree in Economics in 1982 from the University of California at Santa Cruz.

Michael Frendo has been the Senior Vice President of Engineering since October 2005. Prior to joining McDATA, Mr. Frendo held several vice president positions at Cisco Systems, Inc. since 1995. Most recently, Mr. Frendo was the Vice President, Systems and Softswitch Engineering, Broadband Subscriber Applications Business Unit. Mr. Frendo has a B.Sc. in Computer Science from the University of Western Ontario in London, Canada and an M.Eng and PhD. in Electrical Engineering from McMaster University in Hamilton, Canada.

Laurence G. Walker, an independent investor, has served as a Director of McDATA since May 1998 and Lead Director since February 2004. Previously, Mr. Walker served as Vice President of Strategy of the Network & Computing Systems Group of Motorola from February 2002 until May 2002. From August 2001 until February 2002, Mr. Walker served as Vice President and General Manager of the Network & Computing Systems Group of Motorola. Mr. Walker co-founded C-Port in November 1997 and was Chief Executive Officer until August 2001. C-Port was acquired by Motorola in May 2000. From June 1997 until October 1997, Mr. Walker was self-employed. From August 1996 until May 1997, Mr. Walker served as Chief Executive Officer of CertCo, a digital certification supplier. Prior thereto, he was Vice President and General Manager, Network Product Business Unit, Digital Equipment Corporation from January 1994 to July 1996. From 1981 to 1994, he held a variety of other management positions at Digital Equipment Corporation. He received his Ph.D. and Master of Science degree in electrical engineering from the Massachusetts Institute of Technology and his Bachelor of Science degree in Electrical Engineering from Princeton. He serves as a Director of Silicon Laboratories and Autocell Networks.

Charles C. Johnston has served as a Director of McDATA since May 1998. Mr. Johnston has been Chairman of AFD

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

D. Van Skilling has served as a Director of McDATA since May 1998. Mr. Skilling has been as President of Skilling Enterprises since March 1999. He retired as Chairman and Chief Executive Officer of Experian Information Solutions, Inc., formerly TRW Information Systems & Services, in April 1999. From September 1996 until April 1999, Mr. Skilling was Chairman and Chief Executive Officer of Experian. From March 1970 until September 1996, Mr. Skilling was the Executive Vice President of TRW Information Systems and Services. He received his Bachelor of Science degree in chemistry from Colorado College and his Masters of Business Administration degree in International Business from Pepperdine University. He currently serves on the Boards of Directors of The Lamson & Sessions Company, First Advantage Corp., First American Corporation, American Business Bank and Onvia Corp and is Chairman of the Board of Trustees of Colorado College.

Thomas M. Uhlman has served as a Director of McDATA since May 1998. Mr. Uhlman has been Managing Partner, New Venture Partners, LLC since January 2001. From 1997 to 2001, Mr. Uhlman was President, New Ventures Group at Lucent Technologies. From 1996 to 1997, Mr. Uhlman was Senior Vice President, Corporate Strategy, Business Development and Public Affairs of Lucent Technologies. From 1995 to 1996 Mr. Uhlman was the Vice President, Corporate Development of AT&T Corp. Prior to joining AT&T, he was with Hewlett-Packard Company in various advisory and management roles. He received his Ph.D. in Political Science from the University of North Carolina—Chapel Hill, his Masters degree in management from Stanford University School of Business and his Bachelor of Arts degree in political science from the University of Rochester.

John W. Gerdelman has served as a director of McDATA since May 1998. Since January 2004, he has been the Executive Chairman of Intelliden Corporation, a company he co-founded which provides software solutions that enable networks to operate more intelligently by automating network change management and enforcing business policy in network operations. In April 2002, Mr. Gerdelman took on the bankruptcy reorganization of Metromedia Fibre Networks and successfully emerged from Chapter 11 in September 2003 and completed his contract in December 2003. From April 1999 until 2002, Mr. Gerdelman worked with several new ventures as Managing Member of Mortonsgroup LLC. From 1986 until 1999, Mr. Gerdelman held various positions with MCI Telecommunications Corporation in Sales, Marketing, Sales Operations, Network Operations and Information Technology. For four of these years, he served as President of the Network and Information Technology Division. He was also CEO of a startup call center company and returned to MCI upon its acquisition. Before joining MCI, Mr. Gerdelman was with Baxter Travenol Corporation in Sales Operations. He served in the U.S. Navy as a Naval Aviator. He received his Bachelor of Science degree in chemistry from the College of William and Mary where he now serves on the Board of Visitors. Mr. Gerdelman currently serves as a Director of APAC, Sycamore Networks, Inc. and the Terebeam Corporation.

Michael J. Sophie has served as a Director of McDATA since March 2003. Mr. Sophie has served as Executive Vice President and Chief Operating Officer of UTStarcom Inc., a manufacturer and marketer of telecommunications equipment for use in worldwide markets since May 2005. From August 1999 Mr. Sophie has held several other positions at UTStarcom including Chief Financial Officer and Senior Vice President Finance. From 1993 to 1999, Mr. Sophie was Vice President Finance and Chief Financial Officer of P-Com, Inc., a manufacturer of microwave radio stations for worldwide wireless telecommunications markets. Mr. Sophie holds a Bachelor of Science degree in business administration from California State University and a Masters of Business Administration degree from the Santa Clara University.

M. Alex Mendez has served as a Director of McDATA since December 2003. Mr. Mendez has twenty-five years of experience in the high technology industry at ROLM, IBM, Stratacom, and Cisco, holding several executive positions in operations, marketing and business development, most recently as a SVP/GM at Cisco from 1996 to 2000. From 1987 to 1996, he was part of the founding team and vice president of worldwide marketing for Stratacom, where he was responsible for all aspects of marketing and business development. Cisco Systems acquired Stratacom in April 1996. He is also Founding General Partner of Storm Ventures, an early stage venture capital firm focused on Information Technology, Communications and Networking. From 2001 to 2003 he was the Chairman and CEO of Sanera Systems, which McDATA acquired in 2003. He is on the board of directors of 3Leaf Networks, Inovys, Mobio Networks, and Moonstorm. He is also Executive Chairman of Venturi Wireless and Chairman of the Board of Bivio Networks. Mr. Mendez holds a Bachelor of Science degree in Electrical Engineering from Stanford University and a Masters of Business Administration degree from Santa Clara University. He is on the Advisory Board of the Santa Clara University Graduate School of Business. He was born in Buenos Aires, Argentina and speaks both Spanish and German fluently.

Dr. Renato A. DiPentima has been the President and Chief Executive Officer of SRA International since January of 2005 and has served as a director of McDATA since the acquisition of CNT on June 1, 2005, and was previously a director of CNT from June 2004 to June 2005. From November 2003 to January 2005 he served as SRA’s President and Chief Operating Officer. Prior to being appointed to this role, Dr. DiPentima served as Senior Vice President and President of SRA’s consulting and systems integration division since the division’s formation in January 2001. From July 1997 to January 2001, he served as President of the SRA’s government sector, overseeing government business, projects, and contracts. From July 1995 to July 1997, Dr. DiPentima served as Vice President and as SRA’s Chief Information Officer. Prior to joining SRA, Dr. DiPentima held several senior management positions in the federal government, most recently serving as deputy commissioner for systems at the Social Security Administration, from May 1990 to June 1995. Dr. DiPentima is currently serving on the board of directors of the Information Technology Association of America and the Northern Virginia Technology Council. Dr. DiPentima is also currently serving on several governmental and corporate advisory boards. Dr. DiPentima earned a bachelor’s degree from New York University. Dr. DiPentima also earned a M.A. from George Washington University and a Ph.D. from the University of Maryland.

Thomas G. Hudson has served as a director of McDATA since the acquisition of CNT on June 1, 2005. Prior to that he served as President and CNT’s Chief Executive Officer since June 1996, as a director of CNT since August 1996 and as Chairman of the CNT Board since May 1999. From 1993 to June 1996, Mr. Hudson served as Senior Vice President of McGraw Hill Companies, a leading information services provider, serving also as General Manager of its F.W. Dodge Division, and as Senior Vice President, Corporate Development. From 1968 to 1993, Mr. Hudson served in a number of management positions at IBM Corporation, most recently as Vice President Services Sector Division. Mr. Hudson’s IBM career included varied product development, marketing and strategic responsibilities for IBM’s financial services customers and extensive international and large systems experience. Mr. Hudson is a graduate of the University of Notre Dame and New York University. Mr. Hudson attended the Harvard Advanced Management Program in 1990. Mr. Hudson also serves on the board of directors of Lawson Software, Inc., Incentra Solutions, Inc., and PLATO Learning, Inc., all of which are public companies.

Our Board of Directors is divided into three classes, the members of which serve for a staggered three-year term until they or their successors are duly elected and qualified. Under our Board Governance Guidelines, directors must submit (or shall be deemed to have submitted) a letter of resignation to the Board at the end of their term. Messrs. Walker, Johnston, Mendez, DiPentima and Hudson serve in class III whose term expires at an annual meeting of stockholders in 2006. Messrs. Gerdelman and Kelley serve in class I whose term expires at the annual meeting of stockholders in 2007. Messrs. Skilling, Uhlman and Sophie serve in class II whose term expires at the annual meeting of stockholders in 2008. Upon the expiration of the term of a class of directors, directors in that class may be reelected by shareholders for another three-year term at the annual meeting of stockholders in the year in which that term expires if recommended by the Corporate Governance and Nominating Committee and the remaining members of the Board to the shareholders. Upon the appointment of John A. Kelley, Jr. as Chairman of the Board in February 2004, the Board also elected Laurence G. Walker as the Lead Director of the independent directors of the Board. Our officers serve at the discretion of the Board of Directors. There are no family relationships among our directors and officers.

Board Committees and Other Information

Our Board of Directors has ten (10) members and a separately designated Audit Committee, Compensation Committee, Corporate Governance and Nominating Committee and Technology Committee. The Audit Committee, currently comprised of Messrs. Sophie (Chair), Skilling and Johnston, reviews our accounting policies and practices, financial reporting and internal control structures, recommends to our Board of Directors the appointment of independent auditors to audit our financial statements each year and confers with our officers for purposes of reviewing our internal controls, accounting practices, financial structures and financial reporting. In addition, the Audit Committee confers with the independent auditors on any significant matters regarding internal controls over financial reporting that have come to their attention during the conduct of their audit. Our Audit Committee has been established in accordance with section 3(a)(58)(A) of the Exchange Act and is comprised of directors who are independent within the meaning of the NASDAQ Stock Market, Inc. director independence standards, as currently in effect. The Board of Directors has determined that Mr. Sophie is an “audit committee financial expert” and “independent” as defined by SEC rules. The Audit Committee held 15 meetings in fiscal year 2005. The Compensation Committee, currently comprised of Messrs. Skilling (Chair), Walker, DiPentima and Uhlman reviews salaries, incentives and other forms of compensation for our executive officers and administers our incentive compensation plans. The Compensation Committee has delegated its duties with respect to option grants for employees and non-executive officers to a compensation subcommittee, which is chaired by Mr. Kelley, in accordance with the terms of the Company’s 2001 Equity Incentive Plan. The Corporate Governance and Nominating Committee, currently comprised of Messrs. Gerdelman (Chair), Skilling and DiPentima, reviews corporate governance, board compensation matters, oversees the evaluation and nomination process for board members, reviews committee charters and the composition of new Board committees and considers questions of conflicts of interest of Board members and corporate officers. The Technology Committee, currently comprised of Messrs. Walker (Chair), Gerdelman, Uhlman, Mendez and Hudson, reviews the Company’s long-term strategic technical direction and product roadmap and the Company’s planned investments in research and development.

The Board of Directors has determined that a majority of its members are independent within the meaning of McDATA’s director independence standards, which fully reflect the NASDAQ Stock Market, Inc. (Nasdaq) director independence standards, as currently in effect. Only three of our Directors are not independent. John A. Kelley, Jr., is not independent under Nasdaq’s independence standards because he is the President and Chief Executive Officer of McDATA. M. Alex Mendez is not independent under Nasdaq’s independence standards because he was an investor in and former CEO and Chairman of Sanera Systems, a company acquired by McDATA in 2003. Thomas G. Hudson is not independent under Nasdaq’s independence standards because he is a current consultant to the Company and was the former CEO of Computer Network Technology Corporation (CNT), a company acquired by McDATA in 2005. Our independent Directors meet no less than twice each fiscal year and such meetings are chaired by Mr. Walker, our Lead Director.

Stockholder Recommendations

It is the policy of the Board of Directors of McDATA to consider recommendations for candidates to the Board of Directors from stockholders holding no less than 100,000 shares of our common stock continuously for at least six (6) months prior to the date of the submission of the recommendation. Stockholder recommendations for candidates to the Board of Directors must be directed in writing to Thomas O. McGimpsey, Corporate Secretary, 11802 Ridge Parkway, Broomfield, Colorado 80021, and must include the candidate’s name, home and business contact information, detailed biographical data and qualifications, information regarding any relationships between the candidate and McDATA within the last three years, and evidence of the nominating person’s ownership of company stock.

Stockholder nominations to the Board of Directors must meet the requirements set forth in Article 3, Section 2(c) of our Bylaws. Under these requirements, nominations for election to the Board of Directors may be made at a meeting of stockholders by any stockholder entitled to vote in the election of directors who provides timely written notice to the Corporate Secretary of McDATA. This notice must contain specified information concerning the nominee and concerning the stockholder proposing the nomination. In order to be timely, a stockholder’s notice must be delivered to or mailed and received by the Corporate Secretary of McDATA not less than 120 calendar days before the first anniversary of the date of the previous year’s annual meeting of stockholders.

The Corporate Governance and Nominating Committee’s (the Governance Committee) criteria and process for evaluating and identifying candidates that it selects, or recommends to the full Board for selection, as director nominees, are as follows:

•	The Governance Committee regularly reviews the composition and size of the Board and determines the criteria for Board membership, including issues of character, judgment, diversity, age, expertise, corporate experience and the like.

•	The Governance Committee considers and recommends candidates to fill new positions or vacancies on the Board, and reviews any candidates recommended by stockholders in accordance with the Bylaws.

•	The Governance Committee conducts an annual evaluation of the Board as a whole and reviews the performance of current Board members proposed for reelection, and recommends the Director nominees each year for approval by the Board and stockholders.

•	In evaluating the qualifications of candidates, the Governance Committee considers many factors, including issues of character, judgment, diversity, age, independence, expertise, (especially in McDATA’s industry but also the systems manufacturing industry), corporate/business experience (especially as a member of senior management of a high growth company), international experience, length of service, other commitments and the like. While the Governance Committee has not established specific minimum qualifications for Director candidates, the Governance Committee believes that candidates and nominees must reflect a Board that is comprised of directors who (i) are predominantly independent, (ii) are of high integrity, (iii) have qualifications that will increase overall Board effectiveness and (iv) meet other requirements as may be required by applicable rules, such as financial literacy or financial expertise with respect to audit committee members.

•	With regard to candidates who are properly recommended by stockholders, the Governance Committee will review the qualifications of any such candidate, which review may, in the Governance Committee’s discretion, include interviewing references for the candidate, direct interview with the candidate, or other actions that the Governance Committee deems necessary or proper.

•	In evaluating and identifying candidates, the Governance Committee has the authority to retain and terminate any third party search firm that is used to identify director candidates, and has the authority to approve the fees and retention terms of any search firm.

•	The Governance Committee will apply these same principles when evaluating Board candidates who may be elected initially by the full Board to fill vacancies or add additional directors prior to the annual meeting of stockholders at which directors are elected.

•	After completing its review and evaluation of director candidates, the Governance Committee selects, or recommends to the full Board of Directors for selection, the director nominees.

Code of Ethics and Corporate Governance Guidelines

We have adopted a code of ethics that applies to our principal executive officers, members of our finance department (including the principal financial officer and principal accounting officer) and employees. This code of ethics, which is entitled “McDATA’s Corporate Code of Conduct,” is posted on our website. The Internet address for our code is located at the following Website: http://www.mcdata.com/about/board/gov. We intend to satisfy the disclosure requirement under Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above.

Our Board of Directors has a long-standing commitment to good corporate governance. Our Corporate Governance Guidelines were created in 2000 when we became a public company and can be found on our corporate governance website at www.mcdata.com. Additionally, on our website, you will find the full text of each committee charter (excluding the Technology Committee) and our Corporate Code of Conduct that applies to all employees, corporate officers and directors.

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

Based solely on a review of the copies of Section 16(a) forms furnished to us and written representations that no other filings were required, we believe that all the SEC filing requirements applicable to our executive officers, directors and greater than 10% stockholders were complied with for 2005 except that in the course of our end of year review with our directors, we did not file, on a timely basis, a Form 5 for Mr. Thomas Hudson, a director, regarding a required disposition of 8,524 Class A shares from Mr. Hudson’s 401(k) account.

ITEM 11. Executive Compensation

The following table sets forth information for the fiscal year ended January 31, 2006, concerning the compensation paid to persons who served as our Chief Executive Officer and our four other most highly compensated executive officers at fiscal year end, all of whose total salary and bonus for such fiscal year exceeded $100,000, collectively referred to below as the Named Executive Officers. For fiscal year 2004, long-term compensation awards include awards granted during the period January 1, 2003 through January 31, 2004.

Summary Compensation Table

Long-Term Compensation
Awards
	Year	Annual Compensation				Restricted Stock Award(s) ($)(2)		Securities Underlying Options(#)
Name and Principal Position		Salary($)		Bonus($)(1)					All Other Compensation ($)
John A. Kelley, Jr. Chairman, President and Chief Executive Officer	2005 2004 2003	$ $ $	429,166 404,237 390,854	$ $ $	103,260 348,032 125,000	$ $	675,000 — 590,606	450,000 100,000 400,000	$ $ $	9,703 5,322 14,533	(3) (4) (5)

Todd Oseth Chief Operating Officer and Executive Vice President	2005 2004 2003		$163,782 — —		$201,623 — —		$178,400 — —	400,000 — —		$117,094 — —	(6)

Scott Berman Chief Financial Officer and Executive Vice President of Finance	2005 2004 2003	$ $ $	260,385 218,077 172,308	$ $ $	91,635 22,050 29,234	$ $	753,500 — 115,920	200,000 30,000 —	$ $ $	8,241 6,836 6,298	(7) (8) (9)

Gary Gysin Senior Vice President of Worldwide Sales and Services	2005 2004 2003	$ $ $	291,935 280,000 219,254	$ $ $	37,964 115,833 61,250	$ $	180,000 — 173,640	150,000 75,000 —	$ $ $	16,545 128,195 11,018	(10) (11) (12)

Wayne Morris (14) Former Senior Vice President of Worldwide Marketing	2005 2004 2003		$267,577 — —		$21,389 — —		$149,000 — —	150,000 — —		$228,817 — —	(13)

(1)	The EPIB plan was amended in fiscal 2004 to be an all cash bonus plan. Nonetheless, restricted Class B common stock shares issued under the EPIB plan prior to such changes became unrestricted during fiscal 2004 and 2005. Compensation related to restricted stock becoming unrestricted and valued as of the date of the restriction lapse is included in the amounts shown for fiscal 2005. For Messrs. Kelley, Oseth, Berman, Gysin and Morris, the amounts included in Bonus for fiscal 2005 were $38,514, $0, $7,820, $11,370 and $0, respectively.

(2)	The Named Executive Officers were each granted restricted Class B common stock under the Company’s Executive Performance Incentive Bonus (EPIB) Plan from February 1, 2003 through January 31, 2006. Messrs. Kelley, Oseth, Berman, Gysin and Morris were granted 19,700, 0, 8,000, 6,000 and 0 shares both on August 1, 2003, at a per share price of $10.61 and on November 1, 2003, at a per share price of $9.90. These shares are restricted under the EPIB Plan for 48 months from the date of grant; however, a portion of the grant may have the restricted period accelerated to 18 months if certain quarterly targets are met. The Company met its quarterly objectives for the first and second quarter of 2003, and accordingly, the shares relating to those quarters were accelerated to 18 month cliff vesting. In addition, Messrs. Kelley, Oseth, Berman, Gysin and Morris were granted 19,700, 4,000, 6,000, 1,900 and 0 shares on January 29, 2003, at a per share price of $8.18. The EPIB plan was modified in 2005 to include restricted stock unit awards, which may vest up to 25% annually if annually-established metrics are achieved in 2005 and in the following three fiscal years. Failure to achieve any of these metrics results in partial forfeiture and delayed vesting of a portion of the award. Vested awards will settle in Class B common stock. Restricted stock unit awards to Messrs. Kelley, Oseth, Berman, Gysin and Morris were made under the following terms respectively – grant date, number of restricted stock units, and price per share: May 5, 2005, 225,000, $3.00; August 12, 2005, 40,000, $4.46; October 6, 2005, 100,000, $4.64; May 5, 2005, 60,000, $3.00; and May 10, 2005, 50,000, $2.98. In addition, as lead of an acquisition integration team, Mr. Berman was granted 75,000 shares of restricted Class B common stock on March 9, 2005, subject to the achievement of certain milestones. These milestones were achieved and the award will vest in 2006.

(3)	For 2005, this amount includes $528 of term life insurance premium, $5,175 paid to Mr. Kelley’s account in our 401(k) plan and $4,000 for tax and financial planning.
(4)	For 2004, this amount includes $1,230 of term life insurance premium, $92 paid to Mr. Kelley’s account in our 401(k) plan and $4,000 for tax and financial planning.
(5)	For 2003, this amount includes $1,645 of term life insurance premium, $2,804 paid to Mr. Kelley’s account in our 401(k) plan, $4,000 for tax and financial planning and $6,084 for a taxable fringe sales trip.
(6)	For 2005, this amount includes $176 of term life insurance premium and $116,918 paid for Mr. Oseth’s relocation.
(7)	For 2005, this amount includes $528 of term life insurance premium and $7,713 paid to Mr. Berman’s account in our 401(k) plan.
(8)	For 2004, this amount includes $336 of term life insurance premium, $6,500 paid to Mr. Berman’s account in our 401(k) plan.
(9)	For 2003, this amount includes $298 of term life insurance premium, $6,000 paid to Mr. Berman’s account in our 401(k) plan and $1,134 for tax and financial planning.
(10)	For 2005, this amount includes $528 of term life insurance premium and $6,870 paid to Mr. Gysin’s account in our 401(k) plan, $3,887 for relocation, $2,350 for tax and financial planning and $2,910 for a taxable fringe sales trip.
(11)	For 2004, this amount includes $468 of term life insurance premium, $4,946 paid to Mr. Gysin’s account in our 401(k) plan and $122,781 for relocation.
(12)	For 2003, this amount includes $425 of term life insurance premium, $6,000 paid to Mr. Gysin’s account in our 401(k) plan and $4,593 for a taxable fringe sales trip.
(13)	For 2005, this amount includes $528 of term life insurance premium, $5,929 paid to Mr. Morris’s account in our 401(k) plan, $220,000 for relocation and $2,492 for a taxable fringe sales trip.
(14)	Mr. Morris left the Company in March 2006.

Option Grants in Last Fiscal Year

The following table sets forth certain information for each grant of stock options during the year ended January 31, 2006, to each of the Named Executive Officers. All of these options were granted under our 2001 McDATA Equity Incentive Plan and have a term of 10 years, subject to earlier termination in the event an optionee’s services to us cease. For more information, see “Employee Benefit Plans” below for descriptions of the material terms of these options. During the year ended January 31, 2006, we granted options to purchase an aggregate of 7,038,800 shares of Class B common stock under the 2001 McDATA Equity Incentive Plan. Options were granted at an exercise price equal to the fair market value (as determined under the 2001 McDATA Equity Incentive Plan) of our Class B common stock on the day prior to the grant date. Potential realizable values are net of exercise prices before taxes, and are based on the assumption that our Class B common stock appreciates at the annual rate shown, compounded annually, from the date of grant until the expiration of the ten-year term and that the option is exercised at the exercise price and sold on the last day of its term at the appreciated price. These numbers are calculated based on SEC requirements and do not reflect any projection or estimate of future stock price growth. No stock appreciation rights were granted during the fiscal year ended January 31, 2006.

	Individual Grants					Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation for Option Term
	Number Of Securities Underlying Options Granted(#)		Percent of Total Options Granted to Employees In FY 2005	Exercise Price Per Share ($/share)	Expiration Date
Name						5% ($)	10% ($)
John A. Kelley, Jr.	450,000	*	6.4%	$3.73	1/12/16	$1,055,600	$2,675,097
Todd Oseth	200,000		2.8	4.64	10/16/15	583,614	1,478,993
	200,000	*	2.8	3.40	12/29/15	427,648	1,083,745
Scott Berman	200,000	*	2.8	3.40	12/29/15	427,648	1,083,745
Gary Gysin	150,000	*	2.1	3.40	12/29/15	362,273	812,809
Wayne Morris	150,000	*	2.1	3.40	12/29/15	362,273	812,809

*	Grants of Class B stock options expiring December 29, 2015, and January 12, 2016, shall vest 6 years from the date of grant, but are eligible for accelerated vesting in years 1 through 4 (ranging from 20 to 30 percent of the initial grant in each such years) should cumulative stock price appreciation goals (based on a 20 trading day average) be met just prior to the first four anniversary dates of December 29, 2005. No more than one tranche (ranging from 20 to 30 percent of the initial grant) would be eligible to accelerate vest in any particular year. However, unaccelerated tranches from prior periods could vest on a subsequent anniversary date if the cumulative stock price appreciation goal was met for that year.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information with respect to the Named Executive Officers concerning exercisable and unexercisable options held as of January 31, 2006. The dollar value of in-the-money options at January 31, 2006, is calculated by determining the difference between the year-end fair market value of $3.90 per share and the option exercise price.

	Shares Acquired on Exercise(#)	Value Realized($)	Number of Securities Underlying Unexercised Options at January 31, 2006		Value of Unexercised In-the-Money Options at January 31, 2006
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
John A. Kelley, Jr.	—	$—	836,250	678,750	$—	$76,500
Todd Oseth	—	—	—	400,000	—	100,000
Scott Berman	—	—	33,750	221,250	—	100,000
Gary Gysin	—	—	187,500	237,500	—	75,000
Wayne Morris	—	—	50,000	300,000	—	75,000

Management Bonus Program

Beginning in the third quarter of 2002, a revised Executive Performance Incentive Bonus (EPIB) plan was implemented in lieu of the prior cash bonus plan. The original EPIB plan used restricted Class B common stock with accelerated vesting opportunities and cash to reward participants for the collective achievement of strategic corporate revenue and EPS goals on a quarterly and annual basis. For fiscal year 2004, the EPIB plan was modified to a cash only plan calculated as a percentage of base compensation. These amounts can range from 30% to 125% of annual base salary if corporate objectives are achieved, and from 45% to 187.5% if more progressive objectives are met. For fiscal year 2005, the EPIB plan was further modified to reward participants for the collective achievement of strategic corporate revenue and operating income goals on a quarterly basis. The EPIB plan was modified in 2005 to include restricted stock unit awards. The EPIB RSU grant is a four year grant where 25% may vest annually if annually established metrics are achieved in each of the four years. Failure to achieve an annual metric results in forfeiture of half of that year’s amount with the remainder of the grant cliff vesting on the four year anniversary date.

Change of Control Arrangements/Employment Agreements

Severance Agreements

Mr. Kelley, the Named Executive Officers and certain other officers have entered into executive severance agreements with us, a form of which was filed in our Form 10-Q for the fiscal quarter ended October 31, 2004. Benefits under the executive severance agreement may be triggered generally upon (a) a termination without cause or constructive termination upon or within one year of a change in control of the company (double trigger) or (b) a termination other than for cause, death or disability, or by the executive for good reason (single trigger). The cash benefits under the agreement range from 6 to 12 months salary and, in some cases, target bonus continuation during that period if the executive was under a cash bonus plan. In addition, under a double trigger the options are accelerated, whereas under a single trigger the exercise period for certain options and the vesting period for certain restricted shares may be extended for 6 to 12 months, as the case may be. COBRA, financial assistance and other lesser benefits may be provided as well under the agreement during those periods. In consideration for being offered the benefits under the agreement, the executive agrees to (a) not to compete against the company for a certain period, (b) not to solicit Company employees for a certain period, (c) not to disparage the Company, (d) keep company information confidential and (e) provide a full release of all claims. The summary provided above is qualified in its entirety by the actual agreement between the executive and the company.

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

Employee Benefit Plans

2001 McDATA Equity Incentive Plan

Our Board of Directors and our stockholders originally approved and adopted our McDATA Stock Option Plan in October 1997. This plan was subsequently renamed the 2001 McDATA Equity Incentive Plan (2001 Plan) and amended. There are 33 million Class A or Class B common stock shares issuable under the 2001 Plan and the type of awards include options, restricted stock, restricted stock bonuses, restricted stock units, stock awards, stock bonuses, stock units, stock appreciation rights and other forms of direct or derivative equity awards. Grants may be made to our employees, consultants and directors, provided that certain eligibility requirements are satisfied. The Compensation Committee of the Board of Directors administers the 2001 Plan, but has delegated to the Compensation Subcommittee (Mr. Kelley) the authority to make grants to employees other than SEC Section 16 officers. The 2001 Plan expires on September 30, 2010, except as to options or awards outstanding on that date. Subject to the terms of the 2001 Plan, the Board of Directors or the Compensation Committee may terminate or amend the 2001 Equity Incentive Plan at any time. As of January 31, 2006, outstanding awards totaled 19,881,092 and 1,889,074 awards are available for future issuance.

2002 McDATA Employee Stock Purchase Plan

In August 2002, our stockholders approved the McDATA Employee Stock Purchase Plan (Purchase Plan). The Purchase Plan became effective as of August 1, 2002. The Purchase Plan is an employee stock purchase plan under Section 423 of the Internal Revenue Code. The Purchase Plan is administered by the Compensation Committee of the Board of Directors, and the Compensation Committee is authorized to determine any questions arising in the administration, interpretation and application of the Purchase Plan. There were 1.2 million shares of our Class B common stock initially available for distribution under the Purchase Plan. As of January 31, 2006, there were no shares of Class B common stock available for issuance under the Purchase Plan.

2003 McDATA Acquisition Equity Incentive Plan

In August 2003, our Board of Directors approved and adopted our 2003 McDATA Acquisition Equity Incentive Plan (2003 Plan). The 2003 Plan is a limited purpose plan to allow for the issuance of inducement grants of restricted and unrestricted Class B common stock to new employees in connection with a merger with or acquisition of a company or business by the Company. The Compensation Committee of the Board of Directors administers the 2003 Plan. The 2003 Plan expires in September 30, 2013, except as to awards outstanding on that date. The 2003 Plan is a limited purpose plan in accordance with NASD Marketplace Rule 4350 and does not require shareholder approval. The authorized number of Class B common stock shares issuable under the 2003 Plan is 3.0 million. As of January 31, 2006, approximately 1.1 million shares of our Class B common stock had been issued and are outstanding under the 2003 Plan in connection with the 2003 acquisitions of Nishan and Sanera and 1.9 million shares of our Class B common stock are available for future issuances.

2004 McDATA Inducement Equity Grant Plan

In May 2004, the Board of Directors approved McDATA’s 2004 Inducement Equity Grant Plan (2004 Plan). The 2004 Plan provides for the issuance of non-qualified options, stock bonus awards, stock purchase awards, stock appreciation rights, stock unit awards and other stock awards for new hire employees of McDATA. The Compensation Committee of the Board of Directors administers the 2004 Plan. The 2004 Plan is a limited purpose plan in accordance with NASD Marketplace Rule 4350 and does not require shareholder approval. The 2004 Plan has a share capacity of 3 million shares of McDATA Class B common stock. As of January 31, 2006, options to purchase approximately 540,000 shares of our Class B common stock had been issued under the 2004 Plan and 2.46 million shares of our Class B common stock are available for future issuance.

CNT Equity Plans

McDATA assumed the CNT equity plans. As of January 31, 2006, options to purchase approximately 32.2 million shares of Class A common stock options, restricted stock, and other equity awards had been issued under former CNT plans, including InRange plans acquired by CNT. Approximately 9.2 millions shares remain available for future issuance to current employees. Of these, approximately 6.1 million shares are available for issuance solely to former CNT employees, and approximately 3.1 million shares are available for issuance to former InRange employees. For more information on such plans, please see our SEC Form S-8 filed July 29, 2005.

401(k) Plan

The Company has adopted a 401(k) Plan. Participants in our 401(k) plan may contribute up to 100% of their total annual compensation, not to exceed the specified statutory limit, which was $14,000 for employees under the age of fifty and $18,000 for employees over the age of fifty in calendar year 2005. The 401(k) plan permits, but does not require, us to make contributions to the 401(k) plan on behalf of our employees. Our current practice is to match $0.50 on each dollar of an employee’s contributions up to the first 6% of an employee’s compensation with a total maximum matching contribution of 3% of an employee’s compensation. All contributions to the 401(k) plan by or on behalf of employees are subject to the aggregate annual limits prescribed by the Internal Revenue Service. Under our 401(k) plan, our participants received full and immediate vesting of their contributions and are fully vested in matching contributions once they have attained three years of service.

Other Bonus Programs

A Performance Incentive Bonus (PIB) plan was implemented in the third quarter of 2002 for eligible managers that were not eligible under the Executive Performance Incentive Bonus (EPIB) plan for executives or any other sales or incentive compensation plan. The PIB plan is designed to further drive performance beyond target levels through the availability of additional cash bonus opportunities when target metrics are substantially exceeded. The target cash bonus of the PIB plan can range from 5% to 22% of the manager’s quarterly base salary if certain quarterly corporate and individual objectives are achieved. The Compensation Committee has significant discretion in determining whether objectives have been met under the plan.

In addition, a Success Share plan was implemented in the third quarter of 2002 for eligible employees that are not managers and are not otherwise eligible under the EPIB plan for executives, the PIB plan for managers or any other sales or incentive compensation plan. The Success Share plan is designed to further drive performance beyond target levels through the availability of additional cash bonus opportunities when target metrics are substantially exceeded. The target cash bonus of the Success Share plan may not exceed more than 5% of the eligible employee’s quarterly base salary if certain quarterly corporate objectives are achieved. The Compensation Committee has significant discretion in determining whether the objectives have been met under the plan. In April 2005, the Success Share Plan was consolidated into the PIB plan.

Recent Developments in Compensation

On March 16, 2006, the Compensation Committee of the Board of Directors approved an increase in Mr. Kelley’s salary to $500,000 effective May 1, 2006.

For fiscal year 2006, the EPIB plan was terminated and an Executive Short-Term Incentive Plan (ESTIP) was implemented. The ESTIP provides for cash bonus opportunities based on the achievement of corporate revenue and operating margin objectives on a semi-annual basis. Award amounts are expressed as a percentage of base compensation and range from 50% to 125% of annual base salary if corporate objectives are achieved, and from 100% to 250% if more aggressive objectives are met.

In addition, for fiscal year 2006, a Long-Term Incentive Plan (LTIP) that provides for long-term equity-based incentives was approved. Under the LTIP, performance units will be granted to participants with vesting dependent upon the attainment of three-year cumulative corporate operating profit targets. Vesting ranges from 0% to 150% of the original award, depending on performance, and settles in Class B common stock.

Effective February 1, 2006, the PIB plan was terminated and a cash Short Term Incentive Plan (STIP), was implemented. Eligibility for STIP is limited to employees of the company who do not participate in ESTIP or any other sales or incentive compensation plan. The STIP plan is designed to drive individual, departmental, and corporate performance and provides for extended cash bonus opportunities when target metrics are substantially exceeded. The target cash bonus of the STIP plan can normally range from 5% to 22% of participants’ semi-annual base salaries if certain semi-annual individual, departmental, and corporate objectives are achieved.

Director Compensation

To attract and retain highly qualified Directors, we offer a competitive Director compensation package. This compensation package includes equity intended to align the interests of Directors with the long-term interests of stockholders. The Board of Directors periodically reviews Director compensation policies, and based on market and other information, the Board of Directors revised Director compensation in 2005 is in line with industry standards.

Director’s fees for 2005, paid only to Directors who are not McDATA employees or consultants, are as follows:

Lead Director Retainer	$10,000
Annual Director Retainer	15,000
Board Meeting Fee*	2,000
Audit Committee Chair Fee	2,000
Other Committee Chair Fee	1,500
Audit Committee Meeting Fee*	1,500
Other Committee Meeting Fee*	1,000

*	Conference call meetings are paid at a 50% rate of in-person meetings.

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

At the recommendation of the Corporate Governance and Nominating Committee, the Board of Directors on March 10, 2005 reviewed and revised annual director incentive compensation such that directors shall be granted annual options to purchase 10,000 shares of Class B common stock and 10,000 shares of restricted Class B common stock, both vesting fifty percent each year.

Also at the recommendation of the Corporate Governance and Nominating Committee, the Board of Directors on December 6, 2005 reviewed and revised annual director cash compensation to be effective as of February 1, 2006 as follows:

Fees for 2006

Director’s fees effective as of February 1, 2006, paid only to Directors who are not McDATA employees or consultants, are as follows:

Lead Director Retainer	$10,000
Annual Director Retainer	25,000
Board Meeting Fee*	2,000
Audit Committee Chair Fee	10,000
Other Committee Chair Fee	2,000
Audit Committee Meeting Fee*	1,500
Other Committee Meeting Fee*	1,000

*	Conference call meetings are paid at a 50% rate of in-person meetings.

Any Director who is an employee or consultant of McDATA or one of its subsidiaries receives no compensation for serving as a Director. Accordingly, Mr. Kelley and Mr. Hudson do not receive director compensation for their services as a Board member.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee for the fiscal year ended January 31, 2006, were Messrs. Uhlman (Chair), Walker and DiPentima. No member of this committee was at any time during the 2005 fiscal year or at any other time an officer or employee of the Company, and no member had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K. No executive officer of the Company has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of the Board of Directors or the Compensation Committee during the fiscal year ended January 31, 2006.

No interlocking relationship exists between our Board of Directors or Compensation Committee and the board of directors or compensation committee of any other entity, nor has any interlocking relationship existed in the past.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

The following is the report of the Compensation Committee of the Board of Directors with respect to the compensation paid to the Company’s executive officers during fiscal year 2005. Actual compensation earned during fiscal year 2005 by the Named Executive Officers is shown in the Summary Compensation Table.

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

Base Salary

The Compensation Committee reviews salaries for the Chief Executive Officer and other executive officers early in the fiscal year. Base salaries are established by the Compensation Committee based upon competitive compensation data, an executive’s job responsibilities, level of experience, individual performance and contribution to the business. No specific formula is applied to determine the weight of each factor. The Compensation Committee bases its determination of Mr. Kelley’s salary on his individual performance and the salaries paid to chief executive officers of peer companies. Based upon a review of competitive compensation data in early 2005, the Compensation Committee set Mr. Kelley’s base salary to $425,000 for 2005. For recent developments, please see Item 11, Recent Developments in Compensation. The salaries for the other Named Executive Officers are listed in the Summary Compensation Table.

Management Bonus Program

In accordance with the Executive Performance Incentive Bonus (EPIB) plan, as amended, participants may earn additional cash upon the collective achievement of strategic corporate revenue and operating margin goals on a quarterly and annual basis. The EPIB plan is designed to further drive performance beyond target levels through the availability of additional cash bonus opportunities when target metrics are substantially exceeded. Currently the cash bonus component of the EPIB plan is calculated as a percentage of base compensation and can range from 30% to 125% of annual base salary if corporate objectives are achieved, and from 45% to 187.5% if more aggressive objectives are met. The EPIB plan did pay for corporate performance in the fourth quarter of fiscal year 2005. As a result of the achievement of goals set under the EPIB plan, Mr. Kelley received cash in the amount of $64,746 and $38,514 of equity vested in fiscal year 2005. The bonus earned under the EPIB plan for the other Named Executive Officers in fiscal year 2005 is listed in the Summary Compensation Table.

In addition, under the EPIB plan in May 2005, Mr. Kelley was granted 225,000 Class B Restricted Stock Units under the EPIB plan (“EPIB RSUs”) of which 168,750 are vested (56,250 EPIB RSU’s vested in March of 2006). The EPIB RSU grant is a four year grant where 25% may vest annually if annually established metrics are achieved in each of the four years. Failure to achieve an annual metric results in forfeiture of half of that year’s amount with the remainder of the grant cliff vesting on the four year anniversary date. RSUs granted to the other Named Executive Officers in fiscal year 2005 are listed in the Summary Compensation Table.

Long-Term Stock Option Incentives

The Compensation Committee provides the Company’s executive officers with long-term incentive compensation through grants of options to purchase the Company’s Class B common stock. The goal of the long-term stock option incentive program is to align the interests of executive officers with those of the Company’s stockholders and to provide each executive officer with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business. It is the belief of the Compensation Committee that stock options directly motivate an executive to maximize long-term stockholder value. The options also utilize vesting periods that encourage key executives to continue in the employ of the Company. The Compensation Committee considers the grant of each option subjectively, reviewing factors such as the anticipated future contribution of the executive toward the attainment of the Company’s long-term strategic performance goals. Under the 2001 McDATA Equity Incentive Plan, Mr. Kelley was granted 450,000 options to purchase Class B common stock in January 2006. The 2005 grants under the 2001 McDATA Equity Incentive Plan for the other Named Executive Officers are listed in Item 11, “Option Grants in Last Fiscal Year”.

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

Respectfully submitted by:

The Compensation Committee
Van Skilling, Chairman
Thomas M. Uhlman Laurence G. Walker Dr. Renato A. DiPentima

MARKET PRICE AND DIVIDEND INFORMATION

Performance Graph

Set forth below is a line graph comparing the annual percentage change in the cumulative return to the stockholders of our Class A Common Stock with the cumulative return of the NASDAQ Market Index and the SIC Code Computer Peripheral Equipment Index for the period commencing February 5, 2001 and ending on January 31, 2006. Returns for the indices are weighted based on market capitalization at the beginning of each measurement point.

COMPARING CUMULATIVE TOTAL RETURN(1)

AMONG MCDATA CORPORATION CLASS A,

NASDAQ MARKET INDEX AND SIC CODE INDEX

Compare Cumulative Total Return Among McDATA Corporation

Class A, NASDAQ Market Index and SIC Code Index

ASSUMES $100 INVESTED ON FEBRUARY 5, 2001

FISCAL YEAR ENDING JANUARY 31, 2006

	2/5/2001	1/31/2002	1/31/2003	1/30/2004	1/31/2005	1/31/2006
McDATA Corporation Cl A	$100.00	$53.62	$17.06	$19.00	$9.08	$9.23
SIC Code 3669	$100.00	$27.07	$10.46	$22.19	$18.67	$17.53
NASDAQ Market Index	$100.00	$70.45	$48.63	$76.33	$76.02	$85.47

(1)	The graph assumes that $100 was invested on February 5, 2001 in the Company’s Class A common stock, in the NASDAQ Market Index, and the SIC Code, and that all dividends were reinvested. No dividends have been declared or paid on the Company’s Class A common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Set forth below is a line graph comparing the annual percentage change in the cumulative return to the stockholders of our Class B Common Stock with the cumulative return of the NASDAQ Market Index and the SIC Code Computer Peripheral Equipment Index for the period commencing January 31, 2001 and ending on January 31, 2006. Returns for the indices are weighted based on market capitalization at the beginning of each measurement point.

COMPARING CUMULATIVE TOTAL RETURN(1)

AMONG MCDATA CORPORATION CLASS B,

NASDAQ MARKET INDEX AND SIC CODE INDEX

Compare Cumulative Total Return Among McDATA Corporation

Class B, NASDAQ Market Index and SIC Code Index

ASSUMES $100 INVESTED ON JANUARY 31, 2000

FISCAL YEAR ENDING JANUARY 31, 2006

	1/31/2001	1/31/2002	1/31/2003	1/30/2004	1/31/2005	1/31/2006
McDATA Corporation Cl B	$100.00	$47.82	$14.42	$15.83	$7.05	$7.09
SIC Code 3669	$100.00	$27.07	$10.46	$22.19	$18.67	$17.53
NASDAQ Market Index	$100.00	$70.45	$48.65	$76.33	$76.02	$85.47

(1)	The graph assumes that $100 was invested on January 31, 2001 in the Company’s Class B common stock, in the NASDAQ Market Index, and the SIC Code Index, and that all dividends were reinvested. No dividends have been declared or paid on the Company’s Class B common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns. The information contained above under the captions “Report of the Compensation Committee of the Board of Directors” and “Performance Graph” shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the beneficial ownership of our common stock as of January 31, 2006. Unless otherwise indicated, the address of each listed stockholder is c/o McDATA Corporation, 11802 Ridge Parkway, Broomfield, Colorado 80021.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. We have based our calculation of the percentage of beneficial ownership on the number of shares of Class A common stock outstanding on January 31, 2006, or the number of shares of Class B common stock outstanding on January 31, 2006, as the case may be. There were 118,159,442 shares of Class A common stock outstanding on January 31, 2006, and 34,812,283 shares of Class B common stock outstanding on January 31, 2006.

In computing the number of shares of Class B common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of Class B common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of January 31, 2006. Asterisks represent beneficial ownership of less than one percent.

	Number of Shares of Common Stock Class Beneficially Owned				Percent of Shares of Common Stock Class Beneficially Owned
Name and Address of the Beneficial Owner	Class A		Class B		Class A	Class B
5% Stockholders
Black River Asset Management 12700 Whitewater Drive Minnetonka, MN 55343	—		2,555,496	(1)	—	7.35%
ABN Amro Gustav Mahlerlaan 10 1082 PP Amsterdam, The Netherlands	—		2,566,800	(1)	—	7.38%
Eagle Asset Management, Inc 880 Carrillon Parkway St. Petersburg, FL 33716	5,963,457		—		5.05%	—
S.A.C. Capital Advisors, LLC 72 Cummings Point Road Stamford, CT 06902	7,448,037	(1)	—		6.30%	—
FMR Corp 82 Devonshire Street Boston, MA 02109	11,199,200	(1)	—		9.48%	—
Executive Officers and Directors
John A. Kelley	—		1,171,208	(2)	—	3.36%
Todd Oseth	—		91,255	(3)	—	*
Scott Berman	—		232,237	(4)	—	*
Michael Frendo	—		60,000	(5)	—	*
Gary M. Gysin	—		262,973	(6)	—	*
Thomas O. McGimpsey	—		141,994	(7)	—	*
Wayne Morris	—		50,000	(8)	—	*
John W. Gerdelman	—		227,500	(9)	—	*
Charles C. Johnston	—		219,500	(10)	—	*
D. Van Skilling	300		229,500	(11)	*	*
Thomas M. Uhlman	—		244,500	(12)	—	*
Laurence G. Walker	1	(19)	234,600	(13)	*	*
Michael J. Sophie	—		92,500	(14)	—	*
M. Alex Mendez	—		231,700	(15)	—	*
Dr. Renato DiPentima	37,769	(17)	10,000	(16)	*	*
Thomas Hudson	2,064,320	(18)	—		1.7%	—

All Executive Officers and Directors as a Group (16 persons)	2,102,390		3,499,467		1.7%	10.04%

(1)	Based on Schedule 13G filings (as of December 31, 2005).

(2)	Includes 5,473 Class B shares purchased under the Company’s Employee Stock Purchase Plan, 24,965 Class B shares purchased on the open market under a 10b5-1 plan, 59,100 shares of Class B restricted stock, 39,400 Class B shares that vested under the EPIB plan, 168,750 Class B Restricted Stock Units that are currently unvested, 37,270 Class B shares that vested under the EPIB plan and 836,250 Class B shares subject to stock options exercisable within 60 days after January 31, 2006.
(3)	Includes 75,000 Class B Restricted Stock Units that are currently unvested and 16,255 Class B shares that vested under the EPIB plan.
(4)	Includes 4,820 Class B shares purchased under the Company’s Employee Stock Purchase Plan, 2,000 Class B shares purchased in the open market under a 10b5-1 plan, 85,000 shares of Class B restricted stock currently unvested, 6,667 Class B shares that vested under the EPIB plan, 75,000 Class B Restricted Stock Units that are currently unvested, 25,000 Class B shares that vested under the EPIB plan and 33,750 Class B shares subject to stock options exercisable within 60 days after January 31, 2006.
(5)	Includes 45,000 Class B Restricted Stock Units that are currently unvested and 15,000 Class B shares that vested under the EPIB plan.
(6)	Includes 3,073 Class B shares purchased under the Company’s Employee Stock Purchase Plan, 9,000 shares of Class B restricted stock, 9,000 Class B shares that vested under the EPIB plan, 45,000 Class B Restricted Stock Units that are currently unvested, 9,400 Class B shares that vested under the EPIB plan and 187,500 Class B shares subject to stock options exercisable within 60 days after January 31, 2006.
(7)	Includes 2,175 Class B shares purchased under the Company’s Employee Stock Purchase Plan, 21,000 Class B shares of restricted stock, 2,625 Class B shares that vested under the EPIB plan, 30,000 Class B Restricted Stock Units that are currently unvested, 5,944 Class B shares that vested under the EPIB plan and 80,250 Class B shares subject to stock options exercisable within 60 days after January 31, 2006.
(8)	Includes 37,500 Class B Restricted Stock Units that are currently unvested and 12,500 Class B shares that vested under the EPIB plan.
(9)	Includes 15,000 Class B shares of restricted stock, 5,000 shares of Class B restricted stock that vested, 8,000 Class B shares purchased on the open market and 199,500 Class B shares subject to stock options exercisable within 60 days after January 31, 2006.
(10)	Includes 15,000 Class B shares of restricted stock, 5,000 shares of Class B restricted stock that vested, 134,500 Class B shares subject to stock options exercisable within 60 days after January 31, 2006 and 65,000 Class B shares held by CCJ Trust.
(11)	Includes 15,000 Class B shares of restricted stock, 5,000 shares of Class B restricted stock that vested, 10,000 Class B shares purchased on the open market and 199,500 Class B shares exercisable within 60 days of January 31, 2006.
(12)	Includes 15,000 Class B shares of restricted stock, 5,000 shares of Class B restricted stock that vested, 25,000 Class B shares purchased on the open market and 199,500 Class B shares exercisable within 60 days of January 31, 2006.
(13)	Includes 15,000 Class B shares of restricted stock, 5,000 shares of Class B restricted stock that vested, 100 Class B shares purchased on the open market and 214,500 Class B shares exercisable within 60 days of January 31, 2006.

(14)	Includes 15,000 Class B shares of restricted stock, 5,000 shares of Class B restricted stock that vested and 72,500 Class B shares exercisable within 60 days of January 31, 2006.
(15)	Includes 15,000 Class B shares of restricted stock, 5,000 shares of Class B restricted stock that vested, 151,700 Class B shares purchased on the open market and 60,000 Class B shares exercisable within 60 days of January 31, 2006.
(16)	Includes 10,000 Class B shares of restricted stock.
(17)	Includes 37,769 Class A shares, all converted from CNT stock beneficial ownership.
(18)	Includes 169,288 Class A shares obtained through option exercises and 1,424,429 Class A shares exercisable with 60 days of January 31, 2006.
(19)	Includes 1 share of Class A common stock held by Katherine Walker, Mr. Walker’s wife.
*	Less than 1%

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all equity compensation plans not previously approved by stockholders as of January 31, 2006. For a description of our equity compensation plans, please refer to “Item 11—Employee Benefit Plans.”

Equity Compensation Plan Information as of January 31, 2006

Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding option, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
Class A	4,821,862	$7.46	5,073,011
Class B	19,881,092	$7.20	1,889,074
Equity compensation plans not approved by security holders
Class A	4,744,746	$12.51	7,316,864
Class B	540,000	$4.36	4,326,680

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

In June 2005, the Company entered into a one year consulting agreement with Thomas G. Hudson, a director of the Company. Please see the Company’s Form 8-K filed June 1, 2005 for further information. Mr. Hudson’s son-in-law is a sales employee with the Company. Mr. Hudson has also taken the position of Chairman of 20/20 Technologies Corporation (20/20 Technologies). An affiliate of 20/20 Technologies and McDATA Services Corporation (formerly CNT) had previously entered into a business development agreement in February 2003 whereby the affiliate of 20/20 Technologies provides telecommunication management services to us. Payments for these services aggregated $141,000 in 2005. The Company has also entered into indemnification agreements with its directors and officers. For a discussion regarding the indemnification agreements, please see Item 11. Executive Compensation under the caption entitled “Limitation of Liability and Indemnification.”

ITEM 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for professional services rendered by Deloitte & Touche LLP for the fiscal year ended January 31, 2006.

	Years Ended January 31,
	2006	2005
Audit fees:(1)	$1,823,617	$732,840
Audit related fees:(2)	407,926	45,750
Tax fees:(3)	79,341	81,710

Total	$2,310,884	$860,300

(1)	Audit fees consisted of audit work performed and billed through the date of this filing in the preparation of financial statements, as well as work generally only the independent auditor can reasonably be expected to provide, such as statutory audits, comfort letters, consents and assistance with and review of documents filed with the Securities and Exchange Commission.
(2)	Audit-related fees for the year ended January 31, 2006 related principally to the pending acquisition of CNT. For the year ended January 31, 2005, fees principally related to the pending acquisition of CNT and the review of the QLogic agreement.
(3)	Tax fees consisted principally of assistance with tax planning, compliance and reporting.

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

Exhibits filed for the Company through the filing of this Form 10-K.

(3.1)	Amended and Restated Certificate of Incorporation of the Company

(3.2)	Amended and Restated By-laws of the Company

(4.1)	Form of Company’s Class B Common Stock Certificates

(4.1.1)	Form of Company’s Class A Common Stock Certificates

(4.2)	Investors’ Rights Agreement dated as of October 1, 1997 by and among the Company, EMC Corporation, McDATA Holdings Corporation and Certain Investors

(4.3)	Amendment No. 1 to the Investors’ Rights Agreement dated May 23, 2000 by and among the Company, McDATA Holdings Corporation and certain Investors

(4.4)	Rights Agreement dated as of May 18, 2001, by and between the Company and the Bank of New York, as rights agent (Filed on Form 8-K dated May 21, 2001).

(4.5)	Form of Indenture dated as of February 7, 2003 by and between the Company and Wells Fargo Bank Minnesota, National Association (Filed on Form 8-K dated February 14, 2003)

(4.6)	Form of Registration Rights Agreement dated as of February 7, 2003 by and among the Company and the parties thereto (Filed on Form 8-K dated February 14, 2003)

(10.1)	Asset Transfer Agreement dated as of October 1, 1997 by and among the Company, EMC Corporation, and McDATA Holdings Corporation

(10.2)	Investors’ Rights Agreement dated as of October 1, 1997 by and among the Company, EMC Corporation, McDATA Holdings Corporation and certain Investors (see Exhibit 4.2)

(10.3)	Amendment No. 1 to the Investors’ Rights Agreement dated May 23, 2000 by and among the Company, McDATA Holdings Corporation and certain Investors (see Exhibit 4.3)

(10.3.1)	Termination of Investors’ Rights Agreement, dated as of January 24, 2001, by and among the Company, McDATA Holdings Corporation and Certain Investors (Filed on Form 10-K for the fiscal year ended 2000)

(10.4)	Services Agreement dated as of October 1, 1997 by and among EMC Corporation, McDATA Holdings Corporation and the Company

(10.5)	Letter Agreement dated April 19, 1999 by and between the Company and McDATA Holdings Corporation

(10.6)	Technology Rights Agreement dated as of October 1, 1997 by and among the Company, EMC Corporation and McDATA Holdings Corporation

(10.7)	Amended and Restated Tax Sharing Agreement dated as of May 31, 2000 by and among EMC Corporation, McDATA Holdings Corporation and the Company

(10.8)	Form of Master Transaction Agreement entered into by and among the Company and EMC Corporation dated May 31, 2000

(10.9)	Form of Indemnification and Insurance Matters Agreement entered into by and among the Company and EMC Corporation dated May 31, 2000

(10.10)	Master Confidential Disclosure and License Agreement dated as of May 31, 2000 by and among the Company and EMC Corporation

(10.11)+	Reseller Agreement dated as of February 22, 2000 by and between International Business Machines Corporation and the Company

(10.12)	Amendment Number One to the Resale Agreement dated September 30, 2000 by and between International Business Machines Corporation and the Company

(10.13)+	OEM Purchase and License Agreement dated as of May 19, 2000 by and between EMC Corporation and the Company

(10.13.1)+	Amendment to OEM Purchase and License Agreement dated as of September 21, 2001, by and between EMC Corporation and the Company

(10.14)+	Development Agreement dated as of May 19, 2000 by and between EMC Corporation and the Company

(10.14.1)+	Distribution Agreement dated as of December 15, 1999 by and between the Company and Hitachi Data Systems Corporation

(10.14.2)+	IBM OEM Purchase Agreement dated as of September 23, 2004 by and between International Business Machines Corporation and the Company

(10.15)+	Manufacturing Agreement dated as of September 17, 1992 by and between SCI Systems, Inc. and the Company

(10.15.1)+	Manufacturing and Purchasing Agreement dated as of December 14, 2001 by and between SCI Systems, Inc. and the Company (Filed on Form 8-K dated February 25, 2002)

(10.15.2)+	Manufacturing and Purchase Agreement effective as of March 1, 2003 by and between Sanmina-SCI Corporation and the Company (filed on Form 10-K for the year ended December 31, 2002)

(10.15.3)+	Manufacturing Services Agreement dated as of April 14, 2005 by and between Sanmina-SCI Corporation and the Company (filed on Form 10-Q for the fiscal quarter ended July 31, 2005)

(10.15.4)+	Manufacturing and Purchase Agreement dated as of June 25, 2003 by and between Solectron Corporation and the Company, as amended by Amendment No. 1, No. 2 and No.3 (filed on Form 8-K dated June 23, 2005)

(10.16)+	OEM and License Agreement dated as of April 27, 1999 by and between Brocade Communication Systems, Inc. and the Company

(10.17)	Lease dated September 12, 1997 by and between the Company and WHLNF Real Estate Limited Partnership

(10.18)	Lease dated November 2, 1999 by and between the Company and the Mills Family LLC

(10.19)	Lease dated May 28, 1997 by and between the Company and 1211486 Ontario Limited

(10.19.1)	Lease dated October 6, 2000, by and between the Company and Amber Drive I, LLC (Filed on Form 10-Q for the fiscal quarter ended September 30, 2000)

(10.19.2)	Lease dated February 9, 2001 by and between the Company and Deutsche Bank (Filed on Form 10-K for the fiscal year ended 2000)

(10.19.3)	Participation Agreement dated February 9, 2001 by and between the Company and Deutsche Bank (Filed on Form 10-K for the fiscal year ended 2000)

(10.19.4)	Second Amendment to Participation Agreement dated November 9, 2001 by and between the Company and Deutsche Bank (Filed on Form 10-Q for the fiscal quarter ended September 30, 2001)

(10.19.5)	Third Amendment to Participation Agreement dated January 24, 2002 by and between the Company and Deutsche Bank (Filed on Form 8-K dated February 25, 2002)

(10.19.6)+	Office Lease dated September 9, 2004 by and between Ridge Parkway Associates, LLC and the Company

(10.20)*	Form of Change of Control Severance Agreement

(10.20.1)*	CEO Severance Agreement dated December 2003 (filed on Form 10-Q for the fiscal quarter ended October 31, 2003)

(10.20.2)*	Form of Amended and Restated Executive Severance Agreement dated as of September 8, 2004 (replaces the Form Executive single Trigger Severance Agreement)

(10.21)*	1997 Stock Option Plan

(10.21.1)*	2001 McDATA Equity Incentive Plan (Filed on Schedule 14A dated September 8, 2004)

(10.21.2)*	Employee Stock Purchase Plan (Filed on Schedule 14A Proxy Statement filed June 10, 2002)

(10.21.3)*	2003 McDATA Acquisition Equity Incentive Plan

(10.21.4)*	2004 McDATA Inducement Equity Grant Plan

(10.21.5)*	CNT Equity Plans (Filed on Form S-8 dated July 29, 2005)

(10.22)*	Form of Stock Option Agreement for 1997 Stock Option Plan

(10.23)*	Description of the Company’s Management Bonus Program

(10.24)	Asset Purchase Agreement dated August 3, 2001 by and among the Company, SANavigator, Inc., Western Digital Corporation and Connex Inc. (Filed on Form 10-Q for the fiscal quarter ended September 30, 2001)

(10.25)*	Performance Incentive Bonus Plan (filed on Form 10-K for the year ended December 31, 2002)

(10.25.1)	Agreement and Plan of Merger dated August 25, 2003 by and among the Company, Nice Acquisition, Inc. and Nishan Systems Inc. (filed on Form 8-K dated August 25, 2003 as Exhibit 99.4)

(10.25.2)	Agreement and Plan of Merger dated August 25, 2003 by and among the Company, Whitney Acquisition, Inc. and Sanera Systems, Inc. (filed on Form 8-K dated August 25, 2003 as Exhibit 99.5)

(10.25.3)	Agreement and Plan of Merger dated January 17, 2005 by and among Computer Network Technology Corporation, the Company and Condor Acquisition, Inc. (Filed on Form 8-K dated January 17, 2005 as Exhibit 2.1)

(10.25.4)	Amendment No. 1 to Agreement and Plan of Merger dated as of February 10, 2005 among Computer Network Technology Corporation, Condor Acquisition Inc. and the Company (filed with registration statement on Form S-4 dated February 11, 2005 as Exhibit 2.2)

(10.25.5)	Voting Agreement dated as of January 17, 2005 by and between the Company and certain Directors and Officers of Computer Network Technology Corporation (filed on Form 8-K dated January 17, 2005 as Exhibit 99.1)

10.26*	Executive Performance Incentive Bonus Plan, as amended

(10.27)*	Chairman of the Board of Directors Performance Incentive Bonus Plan (filed on Form 10-K for the year ended December 31, 2002)

21	Subsidiaries of Company

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of PricewaterhouseCoopers LLP

23.3	Consent of KPMG LLP

24	Power of Attorney

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

(99)	Audited Financial Statements of Aarohi Communications, Inc. (filed on Form 10-K for the year ended January 31, 2004)

99.1	Audit Committee Charter

( )	Exhibits previously filed in the Company’s Registration Statement on Form S-1, SEC File No. 333-38106, declared effective on August 8, 2000 or filed in the Company’s periodic filings as specifically noted.
+	Portions of these Exhibits have been omitted and filed separately with the SEC pursuant to an order or a request for confidential treatment.
*	Executive compensation plans and arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Broomfield, State of Colorado, on April 12, 2006.

McDATA Corporation

By:	/s/ SCOTT BERMAN Scott Berman Executive Vice President of Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Executive Officer

/s/ JOHN A. KELLEY, JR. John A. Kelley, Jr. President and Chief Executive Officer	April 12, 2006

Principal Financial Officer

/s/ SCOTT BERMAN Scott Berman Executive Vice President of Finance and Chief Financial Officer	April 12, 2006

Chief Accounting Officer

/s/ RANDY SCHEER Randy (Larry R.) Scheer Controller Chief Accounting Officer	April 12, 2006

Directors:

/s/ JOHN A. KELLEY, JR. John A. Kelley, Jr. Chairman and CEO	April 12, 2006

/s/ JOHN W. GERDELMAN John W. Gerdelman	April 12, 2006

/s/ CHARLES C. JOHNSTON Charles C. Johnston	April 12, 2006

/s/ D. VAN SKILLING D. Van Skilling	April 12, 2006

/s/ THOMAS M. UHLMAN Thomas M. Uhlman	April 12, 2006

/s/ LAURENCE G. WALKER Laurence G. Walker	April 12, 2006

/s/ MICHAEL J. SOPHIE Michael J. Sophie	April 12, 2006

/s/ M. ALEX MENDEZ M. Alex Mendez	April 12, 2006

/s/ DR. RENATO A. DIPENTIMA Dr. Renato A. DiPentima	April 12, 2006

/s/ THOMAS G. HUDSON Thomas G. Hudson	April 12, 2006

M cDATA CORPORATION

Note: All other consolidated financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of McDATA Corporation

Broomfield, Colorado

We have audited the accompanying consolidated balance sheets of McDATA Corporation and subsidiaries (the “Company”) as of January 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. Our audits also included the consolidated financial statement schedule listed in the accompanying index at Item 15 for the years ended January 31, 2006 and 2005. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits. The consolidated financial statements and consolidated financial statement schedule of the Company for the year ended January 31, 2004 were audited by other auditors whose report, dated April 14, 2004, expressed an unqualified opinion on those statements and schedule.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 2006 and 2005 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule for the years ended January 31, 2006 and 2005, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 24, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado

April 24, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of McDATA Corporation:

In our opinion, the accompanying consolidated statements of operations, of changes in stockholders’ equity and of cash flows of McDATA Corporation and its subsidiaries for the year ended January 31, 2004, present fairly, in all material respects, the results of operations and cash flows of McDATA Corporation and its subsidiaries for the year ended January 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein for the year ended January 31, 2004 when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Denver, Colorado

April 14, 2004 except for Notes 16 and 19 which are as of April 24, 2006

McDATA CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	January 31, 2006	January 31, 2005
Assets
Current assets:
Cash and cash equivalents	$139,083	$64,507
Securities lending collateral	62,555	130,804
Short-term investments	171,110	145,259
Accounts receivable, net of allowances for bad debts of $7,880 and $306 as of January 31, 2006 and 2005, respectively	126,106	63,810
Inventories, net	33,100	13,720
Prepaid expenses and other current assets	13,423	7,280

Total current assets	545,377	425,380
Property and equipment, net	109,118	94,929
Long-term investments	31,884	95,589
Restricted cash	10,697	5,047
Intangible assets, net of accumulated amortization of $72,214 and $34,709 as of January 31, 2006 and 2005, respectively	123,694	87,592
Goodwill	266,141	78,693
Other assets, net	59,798	31,005

Total assets	$1,146,709	$818,235

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$43,238	$20,345
Accrued liabilities	94,276	44,549
Securities lending collateral payable	62,555	130,804
Current portion of deferred revenue	61,242	22,736
Current portion of obligations under capital leases	2,977	912

Total current liabilities	264,288	219,346
Obligations under capital leases, less current portion	3,532	256
Deferred revenue, less current portion	31,380	27,001
Other long-term liabilities	1,844	1,908
Interest rate swaps	7,553	2,005
Convertible subordinated debt	285,889	170,495

Total liabilities	594,486	421,011

Commitments and contingencies (Note 17)
Stockholders’ Equity:
Common stock, Class A, $0.01 par value, 250,000,000 shares authorized, 119,599,002 and 81,000,000 shares issued and outstanding as of January 31, 2006 and 2005, respectively	1,197	810
Common stock, Class B, $0.01 par value, 200,000,000 shares authorized, 38,315,628 and 37,960,526 shares issued and outstanding as of January 31, 2006 and 2005, respectively	385	379
Additional paid-in-capital	671,142	481,735
Treasury stock, at cost, 1,439,560 and 678,574 Class A shares as of January 31, 2006 and 2005, respectively and 3,085,256 and 2,343,785 Class B shares as of January 31, 2006 and 2005, respectively	(23,591)	(19,039)
Deferred compensation	(2,832)	(2,738)
Accumulated other comprehensive loss	(807)	(1,253)
Accumulated deficit	(93,271)	(62,670)

Total stockholders’ equity	552,223	397,224

Total liabilities and stockholders’ equity	$1,146,709	$818,235

The accompanying notes are an integral part of these consolidated financial statements.

McDATA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended January 31,
	2006	2005	2004
Revenue
Product	$523,440	$379,344	$407,137
Service	90,993	20,316	11,723

Total revenue	614,433	$399,660	$418,860
Cost of revenue
Product	248,025	158,656	162,151
Service	59,874	17,505	15,178
Restructuring charges	1,192	—	—

Total cost of revenue	309,091	176,161	177,329
Gross profit	305,342	223,499	241,531
Operating expenses:
Research and development (excludes amortization of deferred compensation included in Amortization of deferred compensation of $1,320, $4,027 and $6,142, respectively)	111,715	91,488	88,826
Selling and marketing (excludes amortization of deferred compensation included in Amortization of deferred compensation of $838, $476 and $1,948, respectively)	133,909	101,305	95,820
General and administrative (excludes amortization of deferred compensation included in Amortization of deferred compensation of $3,750, $1,019 and $3,879, respectively)	35,116	25,584	30,234
Amortization of acquired intangible assets	37,510	22,773	9,222
Acquired in-process research and development and other acquisition-related costs	—	—	11,410
Amortization of deferred compensation (excludes amortization of deferred compensation included in Cost of revenue of $250, $180 and $739, respectively)	5,908	5,522	11,969
Restructuring charges	11,685	1,263	2,258

Total operating expenses	335,843	247,935	249,739

Loss from operations	(30,501)	(24,436)	(8,208)
Interest and other income	11,418	6,639	7,231
Interest expense	(11,087)	(1,333)	(2,760)

Loss before income taxes	(30,170)	(19,130)	(3,737)
Income tax expense	431	362	38,412

Loss before equity in net loss of affiliated company	(30,601)	(19,492)	(42,149)
Equity in net loss of affiliated company	—	(1,380)	(984)

Net loss	$(30,601)	$(20,872)	$(43,133)

Basic and diluted net loss per share	$(.22)	$(0.18)	$(0.38)

Shares used in computing basic and diluted net loss per share	140,331	115,355	114,682

The accompanying notes are an integral part of these consolidated financial statements.

McDATA CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock				Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balances at January 31, 2003	81,000	810	33,283	333	475,975	(6,934)	711	—	1,335	472,230
Shares issued	—	—	2,880	29	23,155	(17,357)	—	—	—	5,827
Forfeitures of deferred compensation	—	—	(112)	(1)	(1,207)	1,208	—	—	—	—
Purchase of call options, net	—	—	—	—	(20,510)	—	—	—	—	(20,510)
Compensation expense	—	—	—	—	—	12,708	—	—	—	12,708
Tax benefit (expense) of stock options	—	—	—	—	(420)	—	—	—	—	(420)
Acquisition of treasury stock	—	—	—	—	—	—	—	(8,752)	—	(8,752)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(43,133)	(43,133)
Unrealized loss on investments, net of tax of $453	—	—	—	—	—	—	(308)	—	—	(308)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(43,441)

Balances at January 31, 2004	81,000	810	36,051	361	476,993	(10,375)	403	(8,752)	(41,798)	417,642
Shares issued	—	—	2,086	20	5,613	—	—	—	—	5,633
Forfeitures of deferred compensation	—	—	(177)	(2)	(1,933)	1,935	—	—	—	—
Issuance of warrants	—	—	—	—	1,062	—	—	—	—	1,062
Compensation expense	—	—	—	—	—	5,702	—	—	—	5,702
Acquisition of treasury stock	—	—	—	—	—	—	—	(10,287)	—	(10,287)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(20,872)	(20,872)
Unrealized loss on investments, net of tax of $0	—	—	—	—	—	—	(1,656)	—	—	(1,656)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(22,528)

Balances at January 31, 2005	81,000	810	37,960	379	481,735	(2,738)	(1,253)	(19,039)	(62,670)	397,224
Shares issued in Merger	38,754	388	—	—	185,654	(3,606)	—	—	—	182,436
Shares issued	136	1	382	4	5,258	(4,151)	—	—	—	1,112
Forfeitures of deferred compensation	(77)	—	(105)	—	(1,505)	1,505	—	—	—	—
Compensation expense	—	—	—	—	—	6,158	—	—	—	6,158
Acquisition of treasury stock	—	—	—	—	—	—	—	(4,552)	—	(4,552)
Other	(214)	(2)	78	2	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(30,601)	(30,601)
Unrealized loss on investments, net of tax of $0	—	—	—	—	—	—	964	—	—	964
Foreign currency translation adjustment, net of tax of $0		—	—	—	—	—	(518)	—	—	(518)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(30,155)

Balances at January 31, 2006	119,599	$1,197	38,315	$385	$671,142	$(2,832)	$(807)	$(23,591)	$(93,271)	$552,223

The accompanying notes are an integral part of these consolidated financial statements.

McDATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended January 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(30,601)	$(20,872)	$(43,133)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	92,653	56,337	44,589
Bad debt provision	1,520	(467)	(474)
Equity in net loss of affiliate	—	1,380	984
Net realized loss on investments	247	643	48
Net loss on retirement of assets	17	1,094	400
Acquired in-process research and development	—	—	11,410
Inventory provisions	6,735	4,498	2,608
Impairment loss	—	50	—
Non-cash compensation expense	6,158	5,703	12,708
Deferred taxes	475	—	38,815
Tax benefit (expense) from stock options exercised	—	—	(420)
Unrealized (gains) losses on derivative transactions	(56)	(40)	—
Changes in net assets and liabilities, net of effects of merger with CNT:
Accounts receivable	(8,040)	(364)	(26,105)
Inventories	(9,495)	(12,013)	(6,150)
Prepaid expenses and other current assets	968	(1,225)	29
Other assets, net	(27,690)	(18,727)	(7,682)
Accounts payable	7,147	3,630	7,091
Accrued liabilities	(31,914)	(8,573)	9,621
Deferred revenue and other long-term liabilities	5,417	10,580	17,782
Accrued income taxes	3,022	(210)	(1,061)
Goodwill	(2,074)	—	—

Net cash provided by operating activities	14,489	21,424	61,060
Cash flows from investing activities:
Acquisitions, net of cash acquired	40,395	—	(171,421)
Purchase of equity investment in Aarohi	—	—	(6,000)
Purchases of property and equipment	(13,177)	(16,923)	(17,999)
Proceeds from sale of equipment	1,727	—	—
Decrease (increase) in restricted cash related to interest rate swap	(1,825)	83	(5,130)
Cash received on cash surrender value of life insurance policy	1,339	—	—
Purchases of investments	(376,952)	(459,825)	(654,238)
Maturities of investments	415,093	278,921	509,444
Sales of investments	—	197,806	101,085

Net cash provided by (used in) investing activities	66,600	62	(244,259)
Cash flows from financing activities:
Proceeds from issuance of convertible subordinated debt	—	—	172,500
Costs of debt issuance	—	—	(5,567)
Purchase of call options	—	—	(53,455)
Sale of call options	—	—	32,945
Purchase of treasury stock	(4,552)	(10,287)	(8,752)
Payment of notes payable	(222)	(1,479)	(15,469)
Payment of obligations under capital leases	(2,513)	(1,088)	(2,697)
Proceeds from the issuance of common stock	1,082	5,574	5,827

Net cash provided by (used in) financing activities	(6,205)	(7,280)	125,332
Effect of Exchange Rates on Cash and Cash Equivalents	(308)
Net increase (decrease) in cash and cash equivalents	74,576	14,206	(57,867)
Cash and cash equivalents, beginning of period	64,507	50,301	108,168

Cash and cash equivalents, end of period	$139,083	$64,507	$50,301

Supplemental Disclosure of Non-cash Investing and Financing Activities
Interest paid	$1,333	$4,003	$2,325
Income taxes paid	—	647	1,095
Capital lease obligations incurred, net of trade-ins	—	223	1,783
Transfer of inventory to fixed assets	6,306	4,842	1,859
Fixed assets exchanged for capital leases	—	—	(1,364)
Restricted stock grant	—	—	17,357
Deferred compensation forfeitures	1,503	—	—

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

Certain prior year amounts have been reclassified to conform to the fiscal 2006 presentation.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the financial position, results of operations, cash flows and changes in stockholders’ equity of the Company and its wholly-owned subsidiaries. The equity method of accounting is used for investments in affiliates in which we have significant influence. All material intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Significant estimates used in the financial statements include estimates related to revenue reserves, inventory reserves, allowances for doubtful accounts, deferred revenue, warranty provisions, income taxes, the valuation of long-lived assets including goodwill and purchased intangible assets and the capitalization of software development costs.

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

Investments

The Company’s short- and long-term investments consist primarily of marketable debt and equity securities, all of which are classified as available-for-sale and recorded at fair value. Fair values are determined using quoted market prices. Unrealized holding gains and losses are recorded, net of any tax effect, as a separate component of accumulated other comprehensive income. Securities with maturities of one year or less are classified as short-term investments. Securities with remaining maturities longer than one year are classified as long-term investments, with the exception of auction rate securities.

These investments are highly liquid, variable-rate debt securities. While the underlying security typically has a stated maturity of 20 to 30 years, the interest rate is reset through Dutch auctions that are held every 7, 28 or 35 days, creating a highly liquid, short-term instrument. The securities trade at par and are callable at par on any interest payment due date at the option of the issuer and as such are classified as short term investments.

Based on evaluation of available evidence, including recent changes in market interest rates and credit rating information, management believes the declines in fair value for the Company’s securities are temporary. Should the impairment of any of these securities become other-than-temporary, the adjusted cost basis of the investment will be reduced and the resulting loss recognized in the statement of operations in the period the other-than-temporary impairment is identified.

Included in investment balances are certain derivatives used as fair-value hedges against positions held in certain marketable equity securities. Any ineffectiveness in these hedged instruments or the loss of hedge-accounting treatment could result in significant fluctuations to earnings.

Fair Value of Financial Instruments

The carrying value of financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short maturities. Based upon borrowing rates currently available to the Company, with similar terms, the carrying values of the capital lease obligations approximate their fair values. The fair values of the Company’s investments and convertible debt are determined using quoted market prices for those securities. The Company recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value, which is determined using quoted market prices.

Interest Rate Swaps

The Company has entered into two interest rate swaps to address interest rate market risk exposure. The interest rate swaps are designated and qualify as a fair value hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” For derivative instruments that are designated and qualify as a fair value hedge, the gains and losses on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of change in fair values. If the change in the value of the hedging instrument offsets the change in the value of the hedged item, the hedge is considered perfectly effective. The accounting for hedge effectiveness is measured at least quarterly based on the relative change in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, the amount by which the change in the value of the hedge does not exactly offset the change in the value of the hedged item, is recognized immediately in earnings. The Company’s interest rate swaps qualify as perfectly effective fair value hedges. As such, there is no ineffective portion to the hedge recognized in earnings. Adjustments to the fair value of the interest rate swap agreements are recorded as either an other asset or long-term liability. The differential to be paid or received under these agreements is accrued consistently with the terms of the agreements and is recognized in interest expense over the term of the related debt. The related amounts payable to or receivable from counterparties are included in accounts receivable or accrued liabilities.

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

Depreciation expense for property and equipment and capital leases was approximately $33.9 million, $26.9 million and $26.9 million in fiscal 2005, 2004 and 2003, respectively. Equipment and furniture at January 31, 2006 and January 31, 2005 includes assets under capitalized leases of $7.1 million and $4.9 million, respectively, with related accumulated amortization of approximately $2.9 million and $3.5 million, respectively.

In accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” certain costs incurred in connection with the application development state of internal-use software projects are capitalized and amortized over the estimated useful life of the asset.

Long-Lived Assets, Including Goodwill and Other Acquired Intangible Assets

The Company evaluates the carrying value of long-lived assets, excluding goodwill, at least annually for impairment or when events and circumstances indicate the carrying amount of an asset may not be recoverable. For the year ended January 31, 2006, no such events or circumstances were identified. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset (or asset group) are separately identifiable and less than the asset’s (or asset group’s) carrying value. In that event, a loss is recognized to the extent that the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. For the years ended 2005 and 2003, the Company made no material adjustments to its long-lived assets. During fiscal 2004, the Company identified the impairment of a customer relationship asset and retired a $2.2 million intangible asset related to the initial purchase of the Toronto operations in 1997.

Goodwill and other indefinite lived intangible assets are not subject to amortization, but are subject to an impairment test at least annually or more frequently if events or circumstances indicate that impairment might exist. The Company completed its annual impairment analysis of goodwill in the first quarter of 2005 and found no impairment. SFAS No. 142, “Goodwill and Other Intangible Assets”, also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets to Be Disposed Of.” The Company is currently amortizing its acquired intangible assets with finite lives over periods ranging from one to seven years.

Revenue Recognition

The Company recognize revenue when four basic criteria are met: (a) persuasive evidence of an arrangement exists, (b) products are delivered or services rendered, (c) the sales price is fixed and determinable and (d) collectibility is probable.

Product Revenue

We recognize revenue when four basic criteria are met: (a) persuasive evidence of an arrangement exists (b) products are delivered or services rendered (c) the sales price is fixed or determinable and (d) collectibility is probable.

Product Revenue

Revenue from product sales to our resellers and end-user customers is recognized when title and risk of loss transfer to the customer, generally at the time of shipment. Revenue from product sales to our OEMs and distributors is recognized when title and risk of loss transfer to the customer in accordance with the master agreement.

With respect to revenue from configured products, the Company generally recognize revenue on shipment when we ship directly to an end user. When there are shipments to an OEM or distributor, the Company request evidence of sell-through from our OEM and distributor partners prior to recognizing revenue. In situations where our OEM and distributor partners refuse to provide sell-through information when requested, but all the criteria under SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” (SAB No. 104) have been met, the Company recognizes revenue for such configured products. These configured products represent high value, customized solutions of directors, cabinets and various combinations of port cards ordered by our OEM and distributor partners as required by the end-user.

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

Software Revenue

Revenue from software is comprised of software licensing and post-contract customer maintenance and support. Software revenue is allocated to the license and support elements using vendor specific objective evidence of fair value (VSOE). Revenue from software licenses is recognized when the four basic criteria above have been met. Revenue from post-contract support and maintenance is recognized ratably over the term of the support contract, assuming the four basic criteria are met. The Company has software embedded in some of its products that is considered more than incidental to the product and represents a separate unit of accounting as defined by the American Institute of Certified Public Accountants Statement of Position 97-2 “Software Revenue Recognition” (SOP 97-2).

Multiple Elements

The Company enter into certain arrangements where we are obligated to deliver multiple products and/or services. In transactions that include multiple products, services and/or software, in most cases the Company allocates the revenue to each element based upon their VSOE of the fair value of the element, with any remaining elements allocated using the residual method. VSOE of the fair value for an element is based upon the price charged when the element is sold separately. Revenue allocated to each element is then recognized when the basic revenue recognition criteria is met for each element.

Deferred Revenue

Total deferred revenue consists primarily of unearned revenue from our customer support or maintenance contracts on our software and hardware products. These contracts are billed and collected either upfront or annually at the beginning of each service period. The Company recognizes revenue from these contracts ratably over the contractual period, generally one to three years.

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

The accounting periods over which we will recognize this revenue is as follows:

For Fiscal Years:	Amount
2006	$61,242
2007	21,064
2008	7,646
2009	1,964
2010 and thereafter	706

Total	$92,622

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

Software Development Costs

The Company capitalizes eligible computer software development costs upon the establishment of technological feasibility, which it has defined as completion of designing, coding and testing activities or the completion of a working model as defined by our software and hardware engineering development processes. Costs incurred prior to the establishment of technological feasibility are expensed to research and development. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Upon the general release of the software product to customers, capitalization ceases and such costs are amortized (using the straight-line method) on a product-by-product basis over the estimated life, which is generally one to three years. Capitalized software costs and accumulated amortization included in other assets at January 31, 2006, were approximately $53.9 million and $23.1 million, respectively. Capitalized software costs and accumulated amortization included in other assets at January 31, 2005, were approximately $33.6 million and $11.0 million, respectively. Amortization expense of capitalized software for fiscal 2005, 2004, and 2003 was approximately $12.1 million, $3.7 million and $5.5 million, respectively.

Advertising

The Company expenses advertising costs as incurred. Advertising expenses for fiscal 2005, 2004, and 2003 were approximately $6.1 million, $5.4 million and $3.2 million, respectively. Approximately $5.7 million of fiscal 2005 advertising expense is recorded in selling and marketing and approximately $400,000 is recorded in general and administrative. For fiscal 2004, approximately $5.2 million and $231,000 were recorded in selling and marketing, and general and administrative operating expenses, respectively. For fiscal 2003, approximately $3.0 million and $206,000 were recorded in selling and marketing, and general and administrative operating expenses, respectively.

Restructuring Charges

The Company accounts for costs, including termination benefits and facility closure costs, associated with restructuring activities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which requires that the liability for costs associated with exit or disposal of activities be recognized when the liability is incurred. See Note 5 for discussion of restructuring activities.

Earnings Per Share

Basic net loss per share excludes dilution and is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is based on the weighted-average number of shares outstanding during each period and the assumed exercise of dilutive common stock equivalents less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company’s common stock for each of the periods presented. No dilutive effect is included for shares sold in relation to McDATA’s September 2004 agreement with International Business Machines Corporation (IBM) in which the Company granted IBM five-year warrants for the purchase of up to 350,000 shares of McDATA’s Class B common stock because of their anti-dilutive impact. No dilutive effect has been included for the convertible subordinated debt or the share options sold in relation to the convertible subordinated debt because of their anti-dilutive impact.

Following is a reconciliation between basic and diluted earnings per share:

	Years Ended January 31,
	2006	2005	2004
Net loss	$(30,601)	$(20,872)	$(43,133)
Weighted average shares of common stock outstanding used in computing basic net loss per share	140,331	115,355	114,682
Effect of dilutive stock options and warrants	—	—	—

Weighted average shares of common stock used in computing diluted net loss per share	140,331	115,355	114,682
Basic and diluted net loss per share	$(.22)	$(0.18)	$(0.38)

Options and warrants not included in diluted share base because of the exercise prices	19,891	10,765	8,459
Options, warrants and restricted stock not included in diluted share base because of the net loss	3,166	7,080	6,422

Stock-Based Compensation

The Company has stock-based employee compensation and employee purchase plans, which are described more fully in Note 13. The Company accounts for these plans according to Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations and has adopted the disclosure-only alternative of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123”. Any deferred stock compensation calculated pursuant to APB 25 is amortized ratably over the vesting period of the individual options, generally two to four years. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Years Ended January 31,
	2006	2005	2004
Net loss, as reported	$(30,601)	$(20,872)	$(43,133)
Add: Total stock-based employee compensation expense included in net loss as determined under the intrinsic value method, net of related tax effects	6,158	5,702	12,708
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(22,370)	(19,781)	(34,050)

Pro forma net loss	$(46,813)	$(34,951)	$(64,475)

Loss per share:
Basic and diluted —as reported	$(0.22)	$(0.18)	$(0.38)

Basic—pro forma	$(0.33)	$(0.30)	$(0.56)

The fair value of each option granted during fiscal 2005, 2004 and 2003 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Years Ended January 31,
	2006	2005	2004
Dividend yield	—%	—%	—%
Expected volatility	60%-77%	77%-95%	90%
Risk-free interest rate	3.69%-4.55%	2.7%-4.0%	2.1%-3.5%
Expected life, in years	4.0	2.0-4.0	2.0-4.0

Comprehensive Income (Loss)

Comprehensive income (loss) includes net earnings as well as additional other comprehensive income. McDATA’s other comprehensive loss consists of unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments, recorded net of any related tax, that are recorded as changes in equity and not an element of the Company’s statement of operations.

Income Taxes

The Company estimates a provision for income taxes in each of the jurisdictions in which we operate. The estimated current tax exposure includes the risks associated with tax audits and the temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities which the Company includes in the balance sheet. The Company evaluates the likelihood that our deferred tax assets will be recovered from future taxable income and to the that recovery is not more likely than expiration of the deferred benefit, the Company establish a valuation allowance

Recent Accounting Pronouncements

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Cost—An Amendment of ARB 43, Chapter 4” (SFAS No. 151), to clarify that abnormal amounts of certain costs should be recognized as period costs. This Statement is effective for fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of SFAS No. 151 will have a material impact on its financial position, results of operations, or cash flows.

In December 2004, the FASB issued Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for qualifying dividends from controlled foreign corporations, subject to certain limitations. This Staff Position allows companies additional time beyond the financial reporting period of enactment to evaluate the effect of the Act. The Company has evaluated the potential benefits of this provision and has determined that it will not be paying any dividends pursuant to the specific rules of the Act. This decision does not prevent us from paying dividends from controlled foreign corporations in the future. However, such dividends would not be eligible for the special dividends received deduction provided for by the Act.

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

On September 15, 2005, the FASB issued EITF 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature(“EITF 05-8”). EITF 05-8 addresses the accounting for convertible debt issued with a nondetachable conversion feature that is “in-the-money,” and requires that this conversion feature (beneficial conversion feature) be accounted for separately. The beneficial conversion feature is recognized and measured separately by allocating to additional paid-in-capital a portion of the proceeds equal to the intrinsic value of the conversion feature. The EITF addresses the following: 1) whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference for purposes of applying SFAS No. 109 “Accounting for Income Taxes” (SFAS No. 109) 2) If there is a basis difference, whether it is a temporary difference under SFAS No. 109 and 3) If there is a temporary difference, whether recognition of the deferred tax liability for the temporary difference of the convertible debt should be recorded as an adjustment to additional paid-in capital or through the recording of a deferred charge. EITF is effective for the first quarter of fiscal year 2006. The Company has assessed the impact of EITF 05-08 and does not anticipate that it will have a material impact on our financial position, results of operation, and cash flows in fiscal year 2006.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 amends FASB Statements No. 133 (SFAS No. 133), “Accounting for Derivative Instruments and Hedging Activities”, and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” for the following purposes: permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarify which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; establish a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarify that concentrations of credit risk in the form of subordination are not embedded derivatives; and eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No. 155 will have a material impact on its results of operations, financial position, or liquidity.

In March of 2006, FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140 (SFAS No. 156). SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under SFAS No. 156 an entity can elect subsequent fair value measurement of its servicing assets and servicing liabilities by class, thus simplifying its accounting and providing for income statement recognition of the potential offsetting changes in fair value of the servicing assets, servicing liabilities, and related derivative instruments. An entity that elects to subsequently measure servicing assets and servicing liabilities at fair value is expected to recognize declines in fair value of the servicing assets and servicing liabilities more consistently than by reporting other-than-temporary impairments. SFAS No. 156 is effective for fiscal years beginning September 15, 2006. The Company does not expect the adoption of SFAS No. 156 will have a material impact on its results of operations, financial position, or cash flows.

Recently Adopted Accounting Pronouncements

In June 2004, the FASB issued EITF Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue No. 03-1 establishes a common approach to evaluating other-than-temporary impairment to investments in an effort to reduce the ambiguity in impairment methodology found in APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, which has resulted in inconsistent application. In September 2004, the FASB issued FASB Staff Position EITF Issue No. 03-1-1, which deferred the effective date for the measurement and recognition guidance clarified in EITF Issue No. 03-1 indefinitely; however, the disclosure requirements remain effective for fiscal years ending after June 15, 2004. While the effective date for certain elements of EITF Issue No. 03-1 have been deferred, the adoption of EITF Issue No. 03-1 when finalized in its current form is not expected to have a material impact on our financial position, results of operations or cash flows. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1 and 124-1”), which clarifies when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 are effective for all reporting periods beginning after December 15, 2005.

The Company adopted FSP 115-1 in the fourth quarter of fiscal 2005 and determined that certain securities sold in the first quarter of fiscal year 2006 at a realized loss of $150,000 were other than temporarily impaired in the fourth quarter of fiscal year 2005, the effect of which has been reported in our financial position, results of operations and cash flows.

In June, 2004, the FASB issued EITF 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.”(“EITF 04-8). EITF 04-8 addresses when contingently convertible instruments should be included in earnings per share. Contingently convertible instruments are defined as instruments that have embedded conversion features that are contingently convertible or exercisable based on 1) a market price trigger or 2) multiple contingencies if one of the contingencies is a market price trigger and the instrument can be converted or share settled based on the specified market condition. The effective date for EITF 04-8 was for reporting periods ending after December 15, 2004. The Company adopted EITF 04-8 in the first quarter of fiscal year 2005 and determined that for the year ended January 31, 2006, there was no effect on our calculation of dilutive earnings per share as the impact was antidilutive.

In December 2004, the FASB issued a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, (SFAS No. 123R). SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Originally, SFAS No. 123R was effective for interim reporting periods that begin after June 15, 2005. In April 2005, the SEC announced the deferral of the required effective date. The SEC rule provides that SFAS 123R is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the adoption of SFAS 123R.

The Company adopted SFAS No. 123R in the first quarter of fiscal 2006 and will continue to evaluate the impact of SFAS No. 123R on our operating results and financial condition. The pro forma information in Note 2 of our Consolidated Financial Statements presents the estimated compensation charges under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” for the fiscal years 2005,2004,and 2003. As a result of the provisions of SFAS 123R and SAB 107, we expect the compensation charges under SFAS 123R to reduce net income by approximately $10 to $11 million for fiscal 2006. However, our assessment of the estimated compensation charges is affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors. We will recognize compensation cost for stock-based awards issued after January 31, 2006, on a straight-line basis over the requisite service period for the entire award.

In June 2005, the FASB finalized FASB Staff Positions (FSP) No. 143-1, “Accounting for Electronic Equipment Waste Obligations”. FSP No. 143-1 addresses accounting by commercial users and producers of electrical and electronic equipment, in connection with Directive 2002/96/EC on Waste Electrical and Electronic Equipment issued by the European Union on February 13, 2003 (Directive). This Directive requires EU-member countries to adopt legislation to regulate the collection, treatment, recovery, and environmentally sound disposal of electrical and electronic waste equipment, and sets forth certain obligations relating to covering the cost of disposal of such equipment by commercial users. Producers will also be required to cover the cost of disposal of such equipment by private household users. The FSP sets forth accounting for such obligations by commercial users and producers, with respect to SFAS No. 143, “Asset Retirement Obligations” and the related FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, since this type of obligation is an asset retirement obligation. The guidance of this FSP shall be applied in the first reporting period after the date of the adoption of the law by the applicable EU-member country.

The Company adopted FSP No. 143-1 in the fourth quarter of fiscal 2005 and concluded that although no liability has been incurred as of January 31, 2006, the Company is continuing to analyze the impact of the directive, FSP No. 143-1, on its financial position and results of operations as additional EU member countries adopt the directive.

In June 2005, the FASB finalized FSP No. 150-5, “Issuer’s Accounting under Statement 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable”. FSP No. 150-5 addresses whether freestanding warrants and other similar instruments on shares that are redeemable (either puttable or mandatorily redeemable) would be subject to the requirements of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” regardless of the timing of the redemption feature or the redemption price. The Company has adopted the FSP and has determined it does not impact its financial position, results of operations or cash flows in fiscal 2005.

In June 2005, the FASB ratified the EITF’s consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (EITF 05-6). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized, based on facts available as of the date of the business combination or purchase, over the shorter of the useful life of the assets or a term that includes renewals that are reasonably assured. The Company adopted EITF 05-6 in the third quarter of fiscal 2005 and concluded that there was no material impact on our financial position, results of operation, and cash flows as of January 31, 2006.

Note 3—FOREIGN CURRENCY

The financial statements of the Company’s international subsidiaries have been translated into U.S. dollars. Assets and liabilities are translated into U.S. dollars at period-end exchange rates, while fixed assets and equity accounts are translated at historical rates. Income and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive loss.

The Company is exposed to market risks related to fluctuations in foreign exchange rates because some sales transactions, and the assets and liabilities of its foreign subsidiaries, are denominated in foreign currencies. The Company had no outstanding forward exchange contracts as of January 31, 2006 and 2005. Gains and losses from transactions denominated in foreign currencies and forward exchange contracts are included in the Company’s net loss as part of interest and other income in the accompanying Consolidated Statements of Operations. The Company recognized foreign currency transaction gains (losses) of $(272,000), $41,000 and $62,000 for fiscal 2005, 2004 and 2003, respectively in the accompanying statement of operations.

Note 4—MERGER WITH CNT

Merger Transaction

On June 1, 2005, the Company consummated the merger transaction between Condor Acquisition, Inc. (Merger Sub), a wholly-owned subsidiary of McDATA Corporation, and CNT (the Merger) pursuant to the terms and conditions of the previously filed Agreement and Plan of Merger, as amended (the Merger Agreement). The transactions contemplated by the Merger Agreement were adopted and approved at a special meeting of the stockholders of the Company on May 24, 2005, and at a special meeting of the shareholders of CNT on May 24, 2005. Pursuant to the terms of the Merger Agreement, Merger Sub was merged with and into CNT with CNT being the surviving corporation as a wholly-owned subsidiary of the Company. In connection with the filing of the Articles of Merger, CNT’s name was changed to “McDATA Services Corporation.”

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

On June 1, 2005, simultaneously with the effectiveness of the Merger, the Company entered into a supplemental indenture to the indenture between CNT and U.S. Bank National Association, (the Trustee), pursuant to which McDATA fully and unconditionally guarantees the payment of principal and interest on CNT’s outstanding $124,350,000 3.00% Convertible Subordinated Notes due 2007 (the 3.00% Notes), and that upon conversion, a holder of the 3.00% Notes will receive that number of shares of the Company’s Class A common stock that would have been issued if the 3.00% Notes had been converted into CNT common stock immediately prior to the merger.

Reason for the Merger

The Merger was intended to create a combined company that will establish a leading position in data access, enterprise storage networking, encompassing world-class products, services and software. The merger will combine the products, talent and expertise of two respected names in storage networking and is expected to accelerate McDATA’s “Global Enterprise Data Infrastructure” or GEDI to deploy a broadened tiered network infrastructure.

Preliminary Purchase Accounting

McDATA was considered the accounting acquirer in the merger, requiring the purchase consideration of $193.0 million to be allocated to the fair value of CNT’s net assets, with the residual to goodwill. The consolidated financial statements include the operating results of CNT from the June 1, 2005, date of acquisition. The purchase consideration consisted of 38.8 million shares of McDATA Class A common stock valued at $170.2 million and issued in exchange for 100% of the outstanding CNT common and restricted shares; the exchange of 19.9 million stock options valued at $15.9 million using the Black Scholes option pricing model; and $6.9 million in direct transaction costs. The value of the stock issued was based upon an average market price per share of $4.39, which was the average McDATA Class A common stock price for the period beginning two days before and ending two days after the announcement of the merger on January 18, 2005. Under the purchase method of accounting, the total purchase price is allocated to CNT’s net tangible and intangible assets and liabilities based on their estimated fair value as of the completion date of the merger.

We recorded approximately $185.4 million of goodwill, $73.6 million of identified intangible assets, $188.3 million of tangible assets and $154.3 million of liabilities at the time of the acquisition of CNT. The initial purchase price allocation for CNT is subject to revision as more detailed analysis is completed and additional information on the fair values of CNT’s assets and liabilities becomes available. Subsequent to the initial purchase price allocation, we increased our estimated liabilities assumed in the merger by $2.2 million, primarily due to an increase in estimated tax and employee severance liabilities, partially offset by a decrease to our estimate of contract termination liabilities. The primary areas of the purchase price allocation that are not yet finalized relate to collectibility of receivables, severance and relocation benefits, office closure costs, contract termination costs, certain legal matters, income and non-income based taxes, and residual goodwill. With the finalization of the purchase price allocation, additional adjustments to deferred taxes may be made. After the purchase price allocation period (generally within one year of the acquisition date), estimated increases to tax liabilities will be expensed while reductions will result in a decrease in the amount of the purchase price allocated to goodwill.

Any change in the estimated fair value of the net assets of CNT during the purchase price allocation period will change the amount of the purchase price allocated to goodwill. The actual allocation of purchase cost and its effect on results of operations may differ significantly from the proforma operating results included herein.

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

	Twelve Months Ended January 31,
	2006	2005
Total revenue	$704,743	$757,074
Net loss	$(76,145)	$(172,288)
Basic net loss per share	$(0.50)	$(1.14)
Diluted net loss per share	$(0.50)	$(1.14)

Note 5—RESTRUCTURING COSTS

In connection with the Company’s merger with CNT discussed in Note 4, management approved and initiated a plan of integration which outlined the actions necessary to combine its existing business and resources with those of CNT. An important part of this plan is the integration of the companies’ products and customer bases, elimination of duplicative activities, and the reduction of the Company’s overall cost structure. Restructuring charges of $11.1 million incurred in the year ended January 31, 2006 are based on this integration plan. The Company has completed significant milestones of its integration process, including selling the Lumberton manufacturing operations and eliminating more than 500 redundant jobs. The Company has substantially completed CNT integration activities as of January 31, 2006.

Restructuring Costs Expensed in 2005

After the acquisition of CNT, the Company notified redundant employees that their employment would be terminated and provided them with a detailed explanation of their benefits, which included separation pay as well as retention pay for transitional employees. Total termination benefits charged to restructuring costs in results of operations as a result of the integration plan was $3.7 million through January 31, 2006. Retention pay offered to all transitional employees was contingent upon the employee rendering future service through a transition period and has no relationship to the employees’ past service; therefore, these benefits were recognized as a restructuring cost ratably over the transition period. A total of $0.6 million has been recognized as a restructuring cost through January 31, 2006. No further termination or retention benefits are expected to be incurred as a result of the CNT integration plan.

Prior to the acquisition, McDATA and CNT each sold a competing Director class product—McDATA’s is branded the Intrepid 10000 and CNT’s is the UltraNet Multi-Service Director (UMD). In order to eliminate this redundancy and integrate the two company’s product offerings, the Company has decided to withdraw the UMD from the market, and continue to sell the Intrepid 10000 product in the future. As a result, McDATA has offered, and certain existing UMD customers have accepted, an exchange program which allowed customers to trade in their UMD for a comparable Intrepid 10000 at no cost to them. The Company has also offered customers up to 20 hours of professional consulting service to assist with the migration to the new product. The net cost of this program of $6.8 million was recorded as a restructuring cost , which represents the difference between the estimated costs of the Intrepid 10000’s to be installed over the estimated salvage values of the UMD’s to be returned. Changes to our estimated salvage values and costs and quantities of the Intrepid 10000’s to be provided will result in a restructuring charge or benefit in future periods. Consulting costs to be incurred in connection with this program were not accrued because they could not be reasonably estimated. They will be recorded as restructuring costs in future periods as they are incurred.

Changes to the estimates of executing the currently approved plans of restructuring the pre-merger McDATA organization will be reflected in our future results of operations.

The following table summarizes the Company’s utilization of restructuring accruals during fiscal 2005:

	Employee Severance Benefits	UMD /Intrepid 10000 Swap	Totals
Initial estimate at inception of plan	$3,610	$6,834	$10,444
Net cost of product exchanged	—	(6,027)	(6,027)
Cash payments	(3,941)	—	(3,941)
Additional restructuring charges	655	—	655

Accrual balance at January 31, 2006	$324	$807	$1,131

The restructuring liabilities shown above are included in accrued liabilities in the accompanying balance sheet as of January 31, 2006.

During the quarter ended January 31, 2006, we announced a reduction in workforce unrelated to the original CNT integration plan, incurring approximately $1.8 million in severance and benefit charges. All activities under this plan had been completed and the related liabilities were paid as of January 31, 2006.

Restructuring Costs Accounted for in CNT Purchase Allocation

In connection with the restructuring of the pre-merger CNT organization, $36.3 million in restructuring liabilities, consisting primarily of severance, relocation, facility consolidation costs, and contract termination costs, were recorded as liabilities assumed in the initial purchase price allocation of CNT at June 1, 2005, in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”. Subsequent to the initial purchase price allocation, we decreased our estimated restructuring costs by a net $5.4 million due to the settlement of certain purchase commitments, partially offset by increases to estimated termination benefits and facilities closure costs.

As of the acquisition date, management had formulated an integration plan which included the elimination of duplicative headcount, elimination of redundant products, the outsourcing of manufacturing, and the closing of duplicative facilities in overlapping geographies. As a result, over 200 pre-merger CNT employees have been terminated and approximately $10.8 million in termination and relocation benefits for former CNT employees has been recognized. We also recognized $8.2 million related to the planned closure of certain pre-merger CNT offices. For sites where the Company expected to negotiate an early termination of the lease, the expected termination costs were accrued. The amounts accrued for the remaining sites were based upon the fair value of the liability at the cease-use date based on the remaining lease rentals reduced by estimated sublease rentals. An additional amount of approximately $9.9 million has been recognized for estimated settlements of various unfulfilled contractual commitments.

In execution of its plan to continue to outsource its manufacturing operations, on June 24, 2005, the Company sold its manufacturing operations and transferred assets related to the former CNT Lumberton, New Jersey manufacturing operations to Solectron Corporation, Inc (“Solectron”). The terms of the sales agreement include (a) the transfer of equipment related to the manufacturing operations for $1.5 million, (b) the assumption by Solectron of a certain lease obligation related to the facility in Lumberton, New Jersey and a sublease back to the Company for certain space at the facility, (c) the transfer of 123 Company employees to Solectron, and (d) the payment of $3 million in installments over the next year by the Company to Solectron in partial consideration for anticipated restructuring costs to be incurred by Solectron related to this facility. The net payment of $1.5 million required by the Company to transfer these assets and liabilities has been reflected as a liability assumed in the purchase allocation. As discussed more fully in Note 17, in connection with this sale, the Company has agreed to indemnify the buyer and hold them harmless from any loss, as defined in the agreement, which relates to specific issues outlined in the agreement. In accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, the Company has recognized a liability of approximately $0.4 million for the underlying fair value of these obligations, which has also been included in liabilities assumed in the purchase of CNT.

Further changes to estimated restructuring costs as a result of executing the currently approved plans associated with the pre-merger activities of CNT will be recorded as an adjustment to goodwill during the purchase price allocation period, and as operating expenses thereafter.

The following table summarizes the Company’s utilization of restructuring accruals pertaining to pre-merger operations of CNT during fiscal 2005:

	Employee Severance and Relocation Benefits	Facility Closure and Exit Costs	Contract Termination Costs	Totals
Initial restructuring accruals	$9,571	$10,026	$16,686	$36,283
Cash payments	(8,715)	(4,390)	(5,807)	(18,912)
Change to estimated costs	1,250	114	(6,802)	(5,438)
Cash receipt from sale of Lumberton	—	1,484	—	1,484

Accrual balance at January 31, 2006	$2,106	$7,234	$4,077	$13,417

Of the restructuring liabilities described above, $13.0 million is included in accrued liabilities and the remaining $0.4 million is included in other long-term liabilities in the accompanying balance sheet as of January 31, 2006.

NOTE 6 COMPONENTS OF SELECTED BALANCE SHEET ACCOUNTS

	January 31, 2006	January 31, 2005
Inventories:
Raw materials	$29,362	$5,375
Work-in-progress	1,836	623
Finished goods	13,426	12,626

Total inventories at cost	44,624	18,624
Less reserves	(11,524)	(4,904)

Total inventories, net	$33,100	$13,720

Property and equipment:
Land	$17,799	$16,091
Building	32,573	32,573
Equipment and furniture	122,680	94,389
Computer software for internal use	30,787	29,146
Leasehold improvements	8,449	6,029
Construction in progress	838	492

	213,126	178,720
Less accumulated depreciation and amortization	(104,008)	(83,791)

	$109,118	$94,929

Accrued liabilities:
Wages and employee benefits	$27,916	$19,483
Purchase commitments and other supply obligations	10,480	5,867
Warranty reserves(1)	6,806	5,592
Accrued income taxes	10,215	1,573
Taxes, other than income tax	5,903	2,662
Interest payable	4,416	1,774
Customer obligations	8,227	4,784
Restructuring accrual	14,188	—
Other accrued liabilities	6,125	2,814

	$94,276	$44,549

(1)	Activity in the warranty reserves is as follows (in thousands):

	Years Ended January 31,
	2006	2005
Balance at beginning of period	$5,592	$4,522
Warranty expense, net	5,458	791
Non-expensed warranty obligations	17	1,483
Warranty claims	(6,005)	(1,204)
Acquired warranty liability	1,744	—

Balance at end of period	$6,806	$5,592

NOTE 7 EQUITY INVESTMENT

On August 22, 2003, the Company purchased 13.6 million shares of preferred stock of Aarohi Communications, Inc. (Aarohi) for $6 million cash. At January 31, 2004, this represented approximately 17.3% of the total outstanding shares of Aarohi. Aarohi is a privately owned provider of next-generation intelligent storage networking technology. As of the investment date, the purchase price paid by McDATA exceeded the Company’s underlying proportionate equity in Aarohi’s net assets by $3.6 million. Aarohi is a development stage company with minimal product revenue and a core ASIC technology that is in the final stages of development. The Company has concluded that the $3.6 million difference between the purchase price of the investment and the underlying share of equity in the net assets of Aarohi represents in-process research and development and, as such, expensed this amount during fiscal year 2003. In March 2005, the Company’s ownership percentage fell to approximately 9.8% due to the increase in ownership of other Aarohi investors.

In addition to the equity investment, the Company had entered into a non-exclusive supply arrangement with Aarohi to purchase their ASIC chip for inclusion in the Company’s new product launches when, and if, Aarohi’s product becomes generally available.

The Company has recorded its share of Aarohi’s net loss of approximately $1.4 million and $984,000 for fiscal 2004 and 2003, respectively. Because the remaining net equity investment of Aarohi was reduced to zero during fiscal 2004, the Company will no longer recognize its share of Aarohi’s net losses and will not provide for additional losses unless the Company commits to additional financial support for Aarohi, which the Company is not required to provide. If Aarohi subsequently reports net income, then the Company will resume recognizing its share of Aarohi’s net income only after its share of net income equals the share of net losses not recognized.

NOTE 8 INVESTMENTS

Short- and long-term investments consisted of the following available-for-sale securities at January 31, 2006 and January 31, 2005:

	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Values
Fiscal 2005
U.S. Government obligations	$79,108	$—	$338	$78,770
State and local government obligations	5,400	—	—	5,400
Corporate obligations	68,373	14	140	68,247
Marketable equity securities	29,199	180	53	29,326
Fixed income mutual funds	21,203	91	43	21,251

	$203,283	$285	$574	$202,994

Reported as:
Short-term investments				$171,110
Long-term investments				31,884

				$202,994

Fiscal 2004
U.S. Government obligations	$136,933	$1	$989	$135,945
State and local government obligations	13,900	—	—	13,900
Corporate obligations	49,804	13	128	49,689
U.S. Treasury options	92	—	57	35
Marketable equity securities	31,201	23	204	31,020
Fixed income mutual funds	10,225	34	—	10,259

	$242,155	$71	$1,378	$240,848

Reported as:
Short-term investments				$145,259
Long-term investments				95,589

				$240,848

Amortized cost is determined based on specific identification. As of January 31, 2006 and January 31, 2005, net unrealized holding losses of approximately $289,000 and $1.3 million, respectively, were included in accumulated other comprehensive income in the accompanying consolidated balance sheets. At January 31, 2006 and January 31, 2005, the Company held approximately $210,000 and $35,000 of purchased put options for U.S. Treasury futures, respectively. These investments were purchased as an economic hedge to mitigate interest rate risk related to a portfolio of preferred equity securities, included in marketable equity securities above, with a market value of approximately $29 million and $20.9 million at January 31, 2006 and January 31, 2005, respectively. Because these are not effective hedges, holding gains and losses resulting from valuing the securities to market are recognized in the statement of operations. As of January 31, 2006 and January 31, 2005, an unrealized gain of approximately $71,000 and an unrealized loss of approximately $56,000, respectively, associated with the purchased put options for U.S. Treasury futures was recorded in the statement of operations.

The following table presents the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at January 31, 2006 and January 31, 2005.

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Holding Losses	Fair Value	Unrealized Holding Losses	Total Fair Value	Total Unrealized Holding Losses
Fiscal 2005
U.S. Government obligations	$51,758	$145	$21,801	$193	$73,559	$338
Corporate obligations	26,657	75	4,603	65	31,260	140
Fixed income mutual funds	10,478	43	—	—	10,478	43
Marketable equity securities	5,852	36	1,712	17	7,564	53

Total	$94,745	$299	$28,116	$275	$122,861	$574
Fiscal 2004
U.S. Government obligations	$132,246	$989	$—	$—	$132,246	$989
Corporate obligations	29,039	109	2,049	19	31,088	128
U.S. Treasury options	35	57	—	—	35	57
Marketable equity securities	13,587	204	—	—	13,587	204

Total	$174,907	$1,359	$2,049	$19	$176,956	$1,378

As of January 31, 2006 and 2005, the Company’s unrealized losses related to the following:

U.S. Government obligations—The unrealized losses on the Company’s investments in U.S. Government obligations result from an increase in interest rates and are not related to credit quality. The unrealized losses are deemed to be temporary because the Company has the ability and intent to hold these investments until a recovery of fair value occurs which may be upon maturity. The Company held 43 and 55 U.S. government obligations in an unrealized loss position as of January 31, 2006 and 2005, respectively.

Corporate obligations—The majority of the Company’s investments in corporate obligations are in corporate obligations of industrial, financial and consumer type entities. The unrealized losses on corporate obligations result from changes in interest rates and are not related to credit quality. The unrealized losses are deemed to be temporary because the Company has the ability and intent to hold the investments until a recovery of fair value occurs which may be upon maturity. The Company held 65 and 66 corporate obligations in an unrealized loss position as of January 31, 2006 and 2005, respectively.

Marketable equity securities—The majority of the Company’s investments in marketable equity securities are in preferred stock of utility entities. The unrealized losses on these marketable equity securities result from changes in interest rates and are not related to credit quality. The unrealized losses are deemed to be temporary because the Company has the ability and intent to hold the investments until a recovery of fair value occurs. The Company held 10 and 25 marketable equity securities in an unrealized loss position as of January 31, 2006 and 2005, respectively.

Realized gains and losses on sales of securities are recorded as interest and other income as follows:

	Years Ended January 31,
	2006	2005	2004
Realized gains	$1,739	$741	$863
Realized losses	(2,099)	(1,350)	(834)

Net realized gains (losses)	$(360)	$(609)	$29

The amortized cost and estimated fair value of debt securities held at January 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of securities may have the right to repay obligations without prepayment penalties. Certain instruments, although possessing a contractual maturity greater than a year, are classified as short-term investments based on methods of trade and availability for current operations.

	Amortized Cost	Fair Values
Less than one year	$158,105	$158,002
Greater than one year through five years	25,407	25,236
Greater than five years through ten years	—	—
Greater than ten years	19,771	19,756

	$203,283	$202,994

In fiscal year 2003, the Company began a securities lending program whereby certain Company securities from the portfolio are loaned to other institutions for short periods of time. The market value of the loaned securities is monitored on a daily basis, with additional collateral obtained or refunded as the market value of the loaned securities changes. The Company’s policy is to require initial cash collateral equal to 102 percent of the fair value of the loaned securities. Securities lending collateral is recorded separately as a current asset and corresponding current liability. The Company maintains ownership of the securities loaned, and continues to earn income on them. The Company shares a portion of the interest earned on the collateral with Wells Fargo Bank Minnesota, N.A. (the Lending Agent). In addition, the Company has the ability to sell the securities while they are on loan. The Company has an indemnification agreement with the lending agents in the event a borrower becomes insolvent or fails to return securities. At January 31, 2006 and 2005, the amount of securities on loan equaled $61.3 million and $128.2 million, respectively.

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

NOTE 9 ACQUISITIONS AND INTANGIBLE ASSETS

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

An estimated $67 million was allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and was not deductible for tax purposes. In addition, as this was the purchase of stock, the tax basis of Nishan’s assets and liabilities resulted in temporary differences and a net deferred tax asset of $35.1 million. In light of the Company’s tax position (see Note 12) a full valuation allowance of $35.1 million was recorded against the net acquired deferred tax asset. Pursuant to the provisions of SFAS No. 109, “Accounting for Income Taxes,” if this valuation allowance is released in subsequent periods, goodwill will be decreased by the amount released up to a maximum of $35.1 million.

Sanera Systems, Inc.

On September 30, 2003, the Company completed its acquisition of the stock of Sanera Systems, Inc. (Sanera), a producer of next generation intelligent switching platform technologies. The consolidated financial statements include the operating results of Sanera from the date of the acquisition.

Goodwill and Other Intangible Assets

The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from one to seven years. The following table summarizes the components of gross and net intangible asset balances:

	January 31, 2006			January 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$143,490	$55,025	$88,465	$116,866	$31,595	$85,271
Customer relationships	30,234	4,005	26,229	1,622	739	883
Backlog	17,606	9,801	7,805	—	—	—
Other	4,578	3,383	1,195	3,813	2,375	1,438

Total intangible assets	$195,908	$72,214	$123,694	$122,301	$34,709	$87,592

Expected annual amortization expense related to acquired intangible assets is as follows:

Fiscal Years:
2006	$35,949
2007	26,857
2008	26,522
2009	20,391
2010	8,297
Thereafter	5,678

Total expected annual amortization expense	$123,694

Amortization expense related to acquired intangible assets was $37.5 million, $22.8 million and $9.4 for fiscal 2005, 2004, and 2003, respectively.

Changes in the carrying amount of goodwill for the twelve months ended January 31, 2006 are as follows:

	Product Segment	Services Segment	Total
Balance as of January 31, 2005	$78,693	$—	$78,693
Goodwill Acquired	51,905	133,469	185,374
Goodwill Impaired	—	—	—
Other(1)	(1,626)	3,700	2,074

Balance as of January 31, 2006	$128,972	$137,169	$266,141

(1)	Represents a net increase to goodwill in the year ended January 31, 2006, as a result of adjusting the estimated fair market value of certain purchased assets and liabilities of CNT.

As a result of the merger with CNT, and upon the integration of CNT’s service business in the third quarter of fiscal 2005, the Company operates in two distinct reporting segments, each constituting a separate reporting unit for purposes of allocating goodwill. Goodwill acquired in the merger with CNT has been allocated to these two reporting segments based on the work of a third party valuation expert. Goodwill was allocated between the two segments based upon each segment’s relative projected operating profits. As discussed in Note 4, the amount of goodwill and its allocations to the reporting segments are subject to change. As part of the Company’s process to finalize purchase accounting we will re-evaluate the goodwill allocation between the segments. The product and service segment goodwill balances will each be tested for impairment annually or more frequently, if events or circumstances indicate that impairment might exist. There were no impairments of goodwill recognized for the year ended January 31, 2006.

NOTE 10 CONVERTIBLE SUBORDINATED DEBT

Convertible subordinated debt includes the Company’s 2.25% convertible subordinated notes (the 2.25% Notes) due February 15, 2010, as well the $124.4 million 3.00% Convertible Subordinated Notes due February 15, 2007, previously issued by CNT (the 3.00% Notes), which were assumed in the Merger.

On February 7, 2003, the Company sold $172.5 million of 2.25% convertible subordinated notes due February 15, 2010, raising net proceeds of approximately $167 million. The 2.25% Notes are convertible into Class A common stock at a conversion rate of 93.3986 shares per $1,000 principal amount of notes (aggregate of approximately 16.1 million shares) at any time prior to February 15, 2010, subject to adjustments. In addition, holders of the 2.25% Notes may require the Company to purchase all or a portion of the Notes upon a change in control of the Company under certain conditions. Upon a conversion, the Company may choose to deliver, in lieu of shares of Class A common stock, cash or a combination of cash and Class A common stock. The 2.25% Notes do not contain any restrictive covenants and are not listed on any securities exchange or included in any automated quotation system; however, the notes are eligible for trading on the Portalsm Market. On January 31, 2006, the approximate bid and ask prices per $100 of our 2.25% Notes was $84.73 and $85.23, respectively, resulting in an aggregate fair value of between $146.2 million and $147.0 million. Our Class A common stock is quoted on the NASDAQ National Market under the symbol, “MCDTA.”

Concurrent with the issuance of the 2.25% Notes, the Company entered into share option transactions using approximately $20.5 million of net proceeds. As part of these share option transactions, the Company purchased options that cover approximately 16.1 million shares of Class A common stock, at a strike price of $10.71. The Company also sold options that cover approximately 16.9 million shares of Class A common stock, at a strike price of $15.08. The net cost of the share option transactions was recorded against additional paid in capital. These share option transactions are intended to give the Company the ability to significantly mitigate dilution as a result of the 2.25% Notes being converted to common shares up to the $15.08 price per common share and mitigate dilution if the share price exceeds $15.08 at that time. Should there be an early unwind of either of the share option transactions, the amount of cash or net shares potentially received or paid by the Company will be dependent on then existing overall market conditions, the stock price, the volatility of the stock, and the amount of time remaining until expiration of the options.

In July 2003, the Company entered into an interest rate swap agreement with a notional amount of $155.3 million that has the economic effect of modifying that dollar portion of the fixed interest obligations associated with the 2.25% Notes so that the interest payable effectively becomes variable based on the six month London Interbank Offered Rate (LIBOR) minus 152 basis points. The reset dates of the swap are February 15 and August 15 of each year until maturity on February 15, 2010. At January 31, 2006, the six-month LIBOR setting for the swap was 4.03%, creating a rate of approximately 2.51%, which was effective until February 15, 2006. On February 15, 2006, the six-month LIBOR setting was reset to 4.93%, resulting in a rate of approximately 3.41%, which is effective until August 15, 2006. The swap was designated as a fair value hedge and, as such, the gain or loss on the swap, as well as the fully offsetting gain or loss on the 2.25% Notes attributable to the hedged risk, were recognized in earnings. At January 31, 2006, the fair value of the interest rate swap had decreased from inception to a negative $6.6 million and is included in long-term liabilities. Corresponding to this change, the carrying value of the Notes has decreased by $6.6 million. As part of the agreement, the Company is also required to post collateral based on changes in the fair value of the interest rate swap. This collateral, in the form of restricted cash, approximated $6.9 million at January 31, 2006.

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

The 3.00% Notes were issued by CNT in 2002 and had an aggregate par value of $124.4 million. In accordance with purchase accounting rules, the Notes were adjusted to their aggregate fair value of $118.8 million based on the quoted market closing price as of the acquisition date. The $5.6 million reduction in the Notes’ carrying value will be accreted to interest expense on a straight-line basis over the remaining term of the Notes.

The 3.00% Notes may be redeemed upon payment of the outstanding principal balance, accrued interest and a make whole payment if the closing price of the Class A stock exceeds 175% of the conversion price for at least twenty (20) consecutive trading days within a period of thirty (30) consecutive trading days ending on the trading day prior to the date of the mailing of the redemption notice. The make whole payment represents additional interest payments that would be made if the 3.00% Notes were not redeemed prior to their due date. Interest is payable on February 15 and August 15 of each year while the 3.00% Notes are outstanding. Payment of the notes will also accelerate upon certain events of default. On January 31, 2006, the approximate bid and ask prices per $100 of our 3.00% Notes was $96.75 and $97.50, respectively, resulting in an aggregate fair value of between $120.3 million and $121.2 million.

Prior to the Merger, CNT entered into an interest-rate swap agreement with a notional amount of $75 million that has the economic effect of modifying that dollar portion of the fixed interest obligations associated with $75 million of the 3.00% Notes such that the interest payable effectively becomes variable based on the three month LIBOR plus 69.5 basis points. The payment and reset dates of the swap are January 31st, April 30th, July 31st and October 31st of each year, until maturity on February 15, 2007. At January 31, 2006, the three-month LIBOR setting for the swap was 4.668%, resulting in a combined effective rate of approximately 5.363% which is effective until April 2006. The swap was designated as a fair value hedge, and as such, the gain or loss on the swap, as well as the fully offsetting gain or loss on the notes attributable to the hedged risk, are recognized in earnings. Fair value hedge accounting is provided only if the hedging instrument is expected to be, and actually is, effective at offsetting changes in the value of the hedged item. During the fourth quarter, the fair value of the interest rate swap increased $0.8 million, resulting in a swap liability of $1.0 million as of January 31, 2006, which has been included in other long-term liabilities. This amount excluded accrued interest of $1.1 million, payable to the Company on February 15, 2006. Corresponding to this increase, the carrying value of the notes covered by the swap agreement has also been increased by $0.8 million. As part of the agreement, the Company is also required to post collateral based on changes in the fair value of the interest rate swap. This collateral, in the form of restricted cash, was $3.8 million at January 31, 2006, and has been included in restricted cash in the accompanying consolidated balance sheets.

Note 11—INTEREST AND OTHER INCOME, NET

Interest and other income, net, consists of:

	Twelve Months Ended January 31,
	2006	2005	2004
Interest income	$11,707	$7,304	$7,301
Net realized gains/(losses) on available-for-sale investments	(360)	(609)	29
Unrealized gain/(loss) on economic hedging investments	71	(56)	(99)

Interest and other income, net	$11,418	$6,639	$7,231

NOTE 12 INCOME TAX

Income (loss) before income taxes from domestic and foreign operations consisted of the following:

	Years Ended January 31,
	2006	2005	2004
Domestic	$(33,778)	$(21,675)	$(5,526)
Foreign	3,608	2,545	1,789

	$(30,170)	$(19,130)	$(3,737)

Income tax expense (benefit) consisted of the following:

	Years Ended January 31,
	2006	2005	2004
Current:
Federal	$—	$(701)	$(974)
State	(1,038)	118	(39)
Foreign	994	945	610

	(44)	362	(403)

Deferred:
Federal	—	—	34,943
State	—	—	3,872

Foreign	475

	475	—	38,815

Total expense	$431	$362	$38,412

The total income tax expense (benefit) differs from the amount computed using the statutory federal income tax rate of 35% for the following reasons:

	Years Ended January 31,
	2006	2005	2004
Federal income tax benefit at statutory rate	$(10,560)	$(6,695)	$(1,308)
Research and development credit	(4,073)	(7,483)	(1,400)
State taxes, net of federal benefit	(2,304)	(427)	(131)
Foreign taxes in excess of statutory rate	367	123	126
Convertible debt discount	(2,423)	(2,238)	(2,028)
Stock-based compensation	1,038	1,596	1,083
Write-off of acquired in-process R&D	—	—	1,273
Benefit from export sales	(439)	(2,110)	(158)
Exempt investment income	(85)	(287)	(140)
Increase in valuation allowance	18,983	17,717	41,332
Transfer pricing	(423)	—	—
Foreign taxable income difference	224	—	—
Meals and entertainment	368	—	—
Other	(242)	166	(237)

Income tax expense	$431	$362	$38,412

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets (other than goodwill) and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of each type of temporary difference that give rise to significant portions of the net deferred tax assets are as follows:

	Years Ended January 31,
	2006	2005
Current deferred tax assets:
Inventory reserves and costs	$16,706	$6,708
Revenue recognition	22,995	7,584
Warranty reserves	2,599	2,135
Reserves related to employee benefits	4,614	2,077
Stock-based compensation	338	1,103
Restructuring reserves	6,032	—
Other	2,943	279

	56,227	19,886

Non-current deferred tax assets (liabilities):
Capitalized research expenditures	30,268	35,211
Capitalized acquired intangible assets	(14,808)	(32,126)
Tax credit carry forward	39,953	28,089
Revenue recognition	7,497	6,299

	Years Ended January 31,
	2006	2005
Stock compensation	1,285	1,344
Difference between book and tax depreciation	2,730	3,955
Capitalized software, net of amortization	(11,737)	(8,624)
Foreign earnings	(3,302)	(2,346)
Net operating loss carry forward	77,692	43,048
Other	3,329	668

	132,907	75,518

	189,134	95,404
Valuation allowance	(188,126)	(95,404)

Total deferred tax asset, net	$1,008	$—

As of January 31, 2006, the Company has U.S. federal net operating loss and general business credit carry-forwards of approximately $186.1 million and $21.6 million respectively. If not used, these carry-forwards will expire between the years 2018 and 2026. The utilization of a portion of the Company’s federal net operating loss and credit carry-forwards is subject to an annual limitation under Internal Revenue Code Section 382. The carry-forwards subject to this limitation were accumulated in the tax returns of CNT and Subsidiaries, Nishan Systems and Sanera Systems for tax periods prior to the date those companies were acquired by McDATA. The Company also has state net operating loss and credit carry-forwards of approximately $205.7 million and $14.9 million respectively. If not used, the state net operating loss carry-forwards will expire between the years 2009 and 2026. A portion of the state tax credit carry-forwards will expire between the years 2014 and 2018. The balance of the state credit carryforwards do not expire.

In the third quarter of our 2003 fiscal year, we established a valuation allowance against the entire balance of our net deferred tax assets. We continue to maintain a valuation allowance against the amount of deferred tax assets for which we believe it is more likely than not that we will not realize the benefit of those assets.

As a result of the acquisition of CNT Corporation and Subsidiaries during fiscal 2005, we recorded $75.2 million of deferred tax assets relating to the acquired companies as of the date of acquisition. A valuation allowance was also recorded against $73.7 million of these deferred tax assets. If any portion of the acquired deferred tax assets is utilized, the valuation allowance related to the acquired deferred tax assets that were utilized will be released, resulting in a decrease in goodwill by a like amount and we will record a charge to tax expense for the utilization of the deferred tax assets.

For the year ended January 31, 2006, we recorded an increase in the valuation allowance of $19.0 million with respect to the net increase in deferred tax assets during the year, other than the acquired CNT deferred tax assets described above. As of the end of the fiscal year, the gross deferred tax assets less the valuation allowance results in a net deferred tax asset of $1.0 million, which reflects deferred tax assets in foreign jurisdictions where we expect to realize the deferred tax assets.

The need for a valuation allowance is determined in accordance with the provisions of SFAS No. 109, which requires an assessment of both negative and positive evidence, including past operating results, the existence of cumulative losses in the most recent fiscal years and forecasts of future taxable income. Significant management judgment is required in determining the need to establish or maintain a valuation allowance. SFAS No. 109 requires that greater weight be given to previous cumulative losses than the outlook for future profitability when determining whether it is more likely than not that a deferred tax asset can be used. To the extent future utilization of a deferred tax asset is unlikely, a valuation allowance is recorded.

The Company is subject to audit by federal, state and foreign tax authorities. These audits may result in additional tax liabilities. The Company accounts for such contingent liabilities in accordance with SFAS No. 5, “Accounting for Contingencies”, and believes that it has appropriately provided for taxes for all years. At January 31, 2006 and 2005, current liabilities included reserves of $9.9 million and $3.9 million, respectively, associated with a variety of tax matters in various domestic and foreign jurisdictions. Several factors drive the calculation of the tax reserves including (i) the expiration of statutes of limitations, (ii) changes in tax law and regulations, and (iii) settlements with tax authorities. Changes in any of these factors may result in adjustments to these reserves which could impact our reported financial results. During the fiscal year ended January 31, 2006 the Company released reserves of approximately $1.4 million due to the expiration of state statutes of limitations and $1.6 million based on the Company’s recently updated analysis of intercompany pricing.

In February 2005, the Internal Revenue Service concluded an audit of our 2000, 2001 and 2002 income tax returns. The audit was mandated by Joint Committee Review procedures because the Company had filed a refund claim for the carry back of net operating losses from 2001 and 2002 to 2000. The IRS completed its audit of the three returns in the fall of 2004 and submitted its conclusions to the Joint Committee on Taxation for review. On February 25, 2005 the Company received a letter from the Joint Committee Reviewer stating that the IRS’ conclusions had been accepted. The net result of the audit was a nominal increase to the Company’s net operating loss carryforward.

Prior to the initial public offering on August 9, 2000, the Company was included in a consolidated Federal income tax return with EMC. As a result of the IPO, the Company is no longer eligible to be included in EMC’s consolidated tax returns and has consequently filed separate income tax returns for the subsequent tax periods. The Company is, however, subject to a tax sharing agreement with EMC. Pursuant to the terms of this agreement, if a taxing authority effects a change to the EMC consolidated return, the Company is required to reimburse EMC for the tax on any Company-related unfavorable adjustment. Conversely, the Company is entitled to any refund of tax for any Company-related favorable adjustment.

Inrange Technologies Corporation (Inrange) is subject to a tax sharing agreement with SPX Corporation (SPX) relating to previous tax years when Inrange was part of the SPX consolidated tax group (the SPX Agreement). Inrange was acquired by CNT from SPX in May 2003. When CNT merged with McDATA, Inrange became a subsidiary of McDATA. Pursuant to the SPX Agreement, if a taxing authority makes an adjustment to Inrange losses utilized in previous tax years by the SPX consolidated group, Inrange must compensate SPX for the lost tax benefits. The Internal Revenue Service is currently examining tax returns filed by SPX for certain years that Inrange was included in the SPX consolidated return. At this time, we are not aware of any audit adjustments that would require Inrange to compensate SPX for lost tax benefits.

The earnings of the foreign subsidiaries acquired through the Merger with CNT are considered permanently reinvested. We have made no provision for U.S. federal or state income tax or foreign withholding tax with respect to these earnings. If these earnings were distributed, we would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and may also be subject to foreign withholding taxes on the distributions by the relevant foreign jurisdictions.

The American Jobs Creation Act of 2004 (“the Act”) introduced a special one-time 85% dividends received deduction for certain repatriated foreign earnings, available only in 2004 or 2005. After careful evaluation of this provision and thorough analysis of earnings accumulated by the foreign subsidiaries of McDATA and CNT, the Company has chosen not to have the foreign subsidiaries pay any cash dividends that would be eligible for the one-time benefit.

The Act also provided for the repeal of the extraterritorial income (“ETI”) exclusion. The ETI tax rules are being phased out through reduced benefits in 2005 and 2006, with full repeal effective in 2007. A new tax deduction for qualified domestic production activities is being phased in between 2005 and 2009, becoming fully effective in 2010. The new deduction for domestic production activities is not expected to have a significant impact on our effective tax rate or US tax liabilities in the immediate future because of our loss position in the US and the resulting recording and maintaining of valuation allowances against our deferred tax assets, which includes net operating loss carry-forwards.

NOTE 13 STOCKHOLDERS’ EQUITY

The Company has both Class A and Class B common stock. Holders of Class A and Class B common stock have voting rights equal to one vote and one-tenth vote, respectively, for each share held. Holders of Class A and Class B common stock share equal rights as to dividends. No dividends attributable to common stock were declared or paid during fiscal 2005, 2004 or 2003.

The Board of Directors is authorized to issue preferred stock with voting, conversion and other rights and preferences that may differ from the Class A and Class B common stock. At January 31, 2006, there is no outstanding preferred stock.

Stock Repurchase Plan

The Company’s Board of Directors has authorized a plan for the Company to repurchase its common stock (Class A, Class B or a combination thereof). In October 2005, the Company’s Board of Directors amended its stock repurchase plan to authorize the repurchase of up to $25 million of its common stock (Class A, Class B or a combination thereof). This repurchase plan will expire on October 31, 2006 and allows the Company to repurchase shares on the open market, in negotiated transactions off the market, or pursuant to a Rule 10b5-1 plan adopted by the Company. The Company adopted a Rule 10b5-1 plan in September 2004, which allows the Company to repurchase its shares during a period in which the Company is in possession of material non- public information, provided the Company communicates share repurchase instructions to the broker at a time when the Company was not in possession of such material non-public information. Since inception of the original repurchase plan in fiscal 2003, approximately 4.5 million shares (approximately 1.3 million shares of Class A and approximately 3.2 million shares of Class B) have been repurchased with a total cost of approximately $23.6 million. During the first, third and fourth quarters of fiscal 2005, there were no share repurchases. During the second quarter of fiscal 2005, the Company repurchased 760,986 and 741,471 shares of Class A and Class B shares, respectively.

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

Stock Options

The Company maintains a stock option and restricted stock plan known as the 2001 McDATA Equity Incentive Plan (the 2001 Plan) which provides for the grant of Class B stock options, restricted stock and other stock based awards to directors, officers, other employees, and consultants as determined by the compensation committee of the Board of Directors. A maximum of 33,000,000 shares of common stock were issuable under the terms of the 2001 Plan as of January 31, 2006, of which no more than 3,000,000 shares may be issued as restricted stock or other stock based awards. On August 27, 2003, the Company’s stockholders approved the addition of 6,000,000 shares to the 2001 Plan (included in the maximum amount noted above). On May 24, 2005, the Company’s stockholders approved the addition of 3,000,000 shares to the 2001 Plan (included in the maximum amount noted above).

In August 2003 and in connection with the acquisitions of Nishan and Sanera, the Company adopted the 2003 McDATA Acquisition Equity Incentive Plan (the 2003 Plan). The 2003 Plan is a limited purpose plan that allows for the issuance of inducement grants of restricted and unrestricted Class B common stock to new employees in connection with a merger or acquisition of a company or business by McDATA. Stock awards may only be granted to new employees resulting from a merger or acquisition by the Company. A maximum of 3.0 million shares of common stock are issuable under the terms of the 2003 Plan. Approximately 1.3 million restricted stock shares were issued under this 2003 Plan in connection with the acquisitions discussed in Note 9.

In May 2004, the Board of Directors approved the Company’s 2004 Inducement Equity Grant Plan (the 2004 Plan). The 2004 Plan provides for the issuance of non-qualified options, stock bonus awards, stock purchase awards, stock appreciation rights, stock unit awards and other stock awards for newly hired employees of the Company. A maximum of 3.0 million shares are issuable under the 2004 Plan. As of January 31, 2006, there were approximately 6.2 million shares of common stock available for future grants under the 2001 Plan, 2003 Plan and the 2004 Plan.

All stock option grants under the plans since August 2000 have been granted at an exercise price equal to the fair market value of the Company’s stock. Prior to 2001, in connection with the grant of certain stock options to employees, the Company recorded deferred stock-based compensation, net of forfeitures, of $36,110,000, representing the difference between the exercise price and the deemed fair market value of the Company’s common stock on the dates these stock options were granted. Deferred compensation related to these grants is included as a reduction of stockholders’ equity and is being amortized on a straight-line basis over the vesting periods of the related options, which is generally four years. These grants were fully amortized in fiscal 2004. During 2004 and 2003, the Company recorded amortization expense related to these grants of approximately $336,000 and $4.3 million, respectively (of which $34,000 and $377,000 is included in the cost of revenue for 2004 and 2003, respectively).

Upon completion of the Merger in fiscal 2005, McDATA assumed the CNT stock plans in accordance with the terms of each such plan (the CNT Plans), which provide for the grant of stock options, restricted stock, stock units and other stock-based awards to officers, directors, employees, and consultants. In July 2005, the Company filed an SEC Registration Statement on Form S-8 to register McDATA Class A common stock that may be issued pursuant to the exercise or settlement of outstanding awards under the CNT Plans and shares of McDATA Class A common stock that are still available for issuance under the CNT Plans. As of January 31, 2006, approximately 9.6 million shares of McDATA Class A common stock may be issued pursuant to outstanding awards and approximately 9.4 million shares of McDATA Class A common stock are still available for issuance under the CNT Plans.

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

The following summarizes stock option transactions for the period from January 1, 2004 to January 31, 2006 (shares in thousands):

	Class A
	Year ended January 31, 2006
Options	Shares	Weighted Average Exercise Price
Outstanding at beginning of period (1)	—	—
CNT options converted in the Merger	12,733	$10.46
Granted	629	3.71
Exercised	(218)	3.86
Forfeited or expired	(3,931)	9.98

Outstanding end of period	9,213	$10.36

Exercisable at end of period	7,441	$11.61
Weighted-average fair value of options granted with an exercise price equal to fair market value		$3.71

(1)	There were no Class A options outstanding as of January 31, 2005 and 2004.

	Class B
	Years Ended January 31,
	2006		2005		2004
Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	16,895	$9.11	13,648	$11.38	12,324	$11.43
Granted	5,693	3.64	8,078	5.22	3,683	10.47
Exercised	(241)	2.16	(1,409)	1.33	(805)	2.75
Forfeited or expired	(3,206)	9.04	(3,422)	12.17	(1,554)	14.17

Outstanding end of period	19,141	$7.58	16,895	$9.11	13,648	$11.38

Exercisable at end of period	9,509	$10.29	6,457	$12.58	6,602	$10.76
Weighted-average fair value of options granted with an exercise price equal to fair market value		$3.46		$5.51		$6.84

The status of total stock options outstanding and exercisable at January 31, 2006 was as follows (shares in thousands):

	Class A
	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.00—$5.10	3,072	4.9	$3.99	2,124	$4.10
$5.11—$10.20	3,656	4.9	7.09	2,843	7.23
$10.21—$15.30	667	3.5	12.40	656	12.39
$15.31—$20.40	718	2.6	16.87	718	16.87
$20.41—$25.50	29	4.7	21.89	29	21.89
$25.51—$30.60	573	4.4	30.45	573	30.45
$30.61—$35.70	10	3.8	33.28	10	33.28
$35.71—$40.80	471	3.5	37.52	471	37.52
$40.81—$45.90	6	5.2	43.36	6	43.36
$45.91—$51.00	11	2.8	50.63	11	50.63

	9,213	4.5	$10.36	7,441	$11.61

	Class B
	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.00—$9.33	14,240	7.5	$4.58	5,439	$4.96
$9.34—$18.67	3,983	5.6	11.99	3,156	12.34
$18.68—$28.00	676	4.3	25.79	672	25.81
$28.01—$37.34	57	4.0	35.09	57	35.09
$37.35—$46.67	12	3.0	43.00	12	43.00
$46.68—$56.01	21	4.7	47.83	21	47.83
$56.02—$65.35	39	3.9	63.77	39	63.77
$65.36—$74.68	37	4.6	71.80	37	71.80
$74.69—$84.02	70	4.2	77.29	70	77.29
$84.03—$93.36	6	4.6	93.36	6	93.36

	19,141	6.9	$7.58	9,509	$10.29

Restricted Stock

Restricted stock issued under the plans is recorded at fair market value on the date of the grant and generally vests over a one to four year period. Vesting for some grants may be accelerated if certain performance criteria are achieved. Compensation expense is recognized over the applicable vesting period.

In March 2005, the Company issued 80,000 shares of Class B restricted stock to its Board of Directors with an aggregate fair value of approximately $302,400. These shares vest over a two-year period. Compensation expense will be recognized over the vesting period, and was $201,000 for the year ended January 31, 2006.

In May 2005, the Company granted 640,000 Class B restricted stock units (RSU’s) to eligible participants of the Executive Performance Incentive Bonus (EPIB) Plan with an aggregate fair value at date of grant of $1.9 million. The Company subsequently granted an additional 380,000 Class B RSU’s as a part of the EPIB plan from June 2005 to January 2006 and 210,000 RSU’s were forfeited. 25% of the total grant will vest each year upon the attainment of the annual corporate milestone established by the Company. If the annual milestone is not achieved, 12.5% of the total grant is forfeited, and the remaining 12.5% will cliff vest as of January 31, 2009. The Company met the first milestone in FYE January 31, 2006 and 216,250 RSU’s vested on March 9, 2006. Compensation expense related to these RSU’s will be recognized evenly over their related vesting periods, and was $1.4 million for the twelve month periods ending January 31, 2006. As of January 31, 2006, 643,750 RSU’s for this grant are still outstanding.

During the year ended January 31, 2004, the Company issued approximately 1,532,000 of restricted shares, having an aggregate fair market value of $17,357,000. Compensation expense recognized for restricted shares in 2004 and 2003 was $5,366,000 and $8,429,000, respectively.

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

NOTE 14 OTHER COMPREHENSIVE INCOME

Other comprehensive income consisted of unrealized gains (losses) on investments and foreign currency translation adjustments. The changes in the components of other comprehensive income, net of taxes, were as follows:

	Years Ended January 31,
	2006	2005	2004
Change in net unrealized losses on investments, net of related income tax expense (benefit) of $0, $0 and $(401), respectively	$1,324	$(1,903)	$(227)
Reclassification adjustment for net realized (gains) losses included in net income, net of related income tax (expense) benefit of $0, $0 and $(52), respectively	(360)	247	(81)
Foreign currency translation adjustment, net of related income tax (expense) benefit of $0, $0 and $0, respectively	(518)	—	—

	$446	$(1,656)	$(308)

NOTE 15 EMPLOYEE BENEFIT PLANS

Defined Contribution Plan

The Company has a defined contribution plan (the McDATA Retirement Savings Plan) that covers eligible employees. The Company matches 50% of an employee’s contribution up to 6% of annual eligible compensation, subject to restrictions of such plans. Such Company contributions are made in cash, and amounted to approximately $2.7 million, $2.5 million and $2.0 million in 2005, 2004 and 2003, respectively.

Incentive Bonus Plans

The Company has various employee bonus plans. The Executive Performance Incentive Bonus (EPIB), Performance Incentive Bonus (PIB) and success share plans provide cash funding based upon corporate performance, creating a pool that is allocated based upon individual and corporate performance. The board of directors reviews and approves these plans and measurements annually. Compensation charges related to these plans were approximately $2.5, $6.0 million and $3.0 million for 2005, 2004, and 2003, respectively.

NOTE 16 SEGMENT INFORMATION

FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision makers are our Chief Executive Officer and Chief Operating Officer.

Prior to the Merger with CNT, the Company had one reporting segment relating to the design, development, manufacture and sale of data access and storage networking solutions that provide highly available, scalable and centrally managed storage area networks (SANs). The Company’s Chief Operating Decision Makers, as defined by SFAS No. 131, had allocated resources and assessed the performance of the Company based on consolidated revenue and overall profitability. As a result of the merger with CNT, and the completion of the integration of CNT’s service business, the Company is operating in two distinct reporting segments, one for products and the other for services beginning in August 2005. The products segment consists of hardware and software products and related software maintenance and support revenue. The services segment consists of break/fix maintenance, extended warranty, installation, consulting, network management and telecommunications services.

Financial decisions and the allocation of resources are based on the information from the Company’s management reporting system. The Company does not allocate selling and marketing or general and administrative expenses to its operating segments. At this point in time, we do not track all of our assets by operating segments. Consequently, it is not practical to present assets by operating segments.

Summarized financial information by operating segment for the year ended January 31, 2006, based on the internal management system is as follows:

	Product	Service	Unallocated	Total
Year ended January 31, 2006
Revenue	$523,440	$90,993	$—	$614,433
Cost of revenue	$248,025	$59,874	$1,192	$309,091
Gross margin	$275,415	$31,119	$(1,192)	$305,342
Research and development	$111,715	$—	$—	$111,715
Selling and marketing	$—	$—	$133,909	$133,909
General and administrative	$—	$—	$35,116	$35,116
Amortization	$—	$—	$43,418	$43,418
Restructuring charges	$—	$—	$11,685	$11,685
Income (loss) from operations	$163,700	$31,119	$(225,320)	$(30,501)

Year ended January 31, 2005
Revenue	$379,344	$20,316	$—	$399,660
Cost of revenue	$158,656	$17,505	$—	$176,161
Gross margin	$220,688	$2,811	$—	$223,499
Research and development	$91,488	$—	$—	$91,488
Selling and marketing	$—	$—	$101,305	$101,305
General and administrative	$—	$—	$25,584	$25,584
Amortization	$—	$—	$28,295	$28,295
Restructuring charges	$—	$—	$1,263	$1,263
Income (loss) from operations	$129,200	$2,811	$(156,447)	$(24,436)

Year ended January 31, 2004
Revenue	$407,137	$11,723	$—	$418,860
Cost of revenue	$162,151	$15,178	$—	$177,329
Gross margin	$244,986	$(3,455)	$—	$241,531
Research and development	$88,826	$—	$—	$88,826
Selling and marketing	$—	$—	$95,820	$95,820
General and administrative	$—	$—	$30,234	$30,234
Amortization	$—	$—	$21,191	$21,191
Restructuring charges	$—	$—	$2,258	$2,258
Acquired in process research and development	$—	$—	$11,410	$11,410
Income (loss) from operations	$156,160	$(3,455)	$(160,913)	$(8,208)

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

	Year Ended January 31,
	2006	2005	2004
EMC	31%	47%	56%
IBM	26%	25%	21%
HDS	9%	9%	10%
Other channels	34%	19%	13%

Total revenue	100%	100%	100%

Revenues are attributed to geographic areas based on the location of the customers to which products are shipped. International revenues primarily consist of sales to customers in Western Europe and the greater Asia Pacific region. Included in domestic revenues are sales to certain OEM customers who take possession of products domestically and then distribute these products to their international customers. In addition, included in revenues from Western Europe are sales to certain OEM customers who take possession of products in distribution centers designated for international-bound product and then distribute these products among various international regions. The mix of international and domestic revenue can, therefore, vary depending on the relative mix of sales to certain OEM customers. For the year ended January 31, 2006, domestic and international revenue was 58% and 42% of our total revenue, respectively, as compared to 62%, and 38%, respectively, for the same period in 2005. For the twelve months ended January 31, 2004, domestic and international revenue was 67% and 33%, respectively.

Certain information related to the Company’s operations by geographic area is presented below. The Company’s revenues are attributed to the geographic areas according to the location of the customers. Long-lived assets include property and equipment and other non-current assets.

	Net Sales	Long-Lived Assets
Fiscal 2005
United States	$356,371	$162,892
Foreign countries	258,062	6,024

Total	$614,433	$168,916

Fiscal 2004
United States	$249,592	$124,953
Foreign countries	150,068	981

Total	$399,660	$125,934

Fiscal 2003
United States	$282,503	$115,450
Foreign countries	136,357	1,994

Total	$418,860	$117,444

NOTE 17 COMMITMENTS AND CONTINGENCIES

Commitments

Operating and Capital Leases

The Company had various operating and capital leases in effect at January 31, 2006, for certain buildings, office space and machinery and equipment. Future minimum lease payments under non-cancelable capital and operating leases with terms of one year or more are as follows at January 31, 2006:

	Capital Leases	Operating Leases
2006	$3,542	$11,889
2007	2,081	8,988
2008	1,451	8,158
2009	—	5,894
2010	—	5,599
Thereafter	—	35,606

Total minimum lease payments	7,074	$76,134

Less portion representing interest	(565)
Less current portion	(2,977)

Long term obligations under capital leases	$3,532

Rent expense in 2005, 2004 and 2003 totaled approximately $17.0 million, $10.9 million and $10.4 million, respectively.

On September 9, 2004, the Company entered into a triple net office lease with Ridge Parkway Associates, LLC, a Delaware limited liability company, for the lease of office space at 11802 Ridge Parkway, Building 2, Broomfield, Colorado (the “New Premises”). The Company moved its current world headquarters location at 380 Interlocken Crescent, Broomfield, Colorado 80021 to the New Premises with the lease commencing in February of 2006. The term of the new lease is for 11 years (with two 5 year renewal options). The base annual lease rates per rentable square foot for the New Premises range from $0 in the first year to $14.15 in the last year of the lease, plus normal operating expenses. The Company began recognizing rent expense in July 2005 upon the start of the build-out of the premises. The lease has customary terms and conditions. Since the lease agreement did not limit the total potential expenditures related to this project, the Company was deemed to be the accounting owner of the project, and therefore total project costs incurred to date by all parties had been reflected as Construction in progress—leased assets, and as Non-cash obligations for construction in progress—lease facilities in the long term liability section of the balance sheet in the second and third quarter of fiscal 2005.

The Company received the certificate of occupancy on January 31, 2006, and because the project is substantially complete, the Company derecognized the amounts in Construction in progress—leased assets, and Non-cash obligations for construction in progress—lease facilities in the long term liability section of the accompanying balance sheet.

Manufacturing and Purchase Commitments

The Company has contracted with Sanmina SCI Systems, Inc. (SSCI), Solectron Corporation (Solectron) and others (collectively, Contract Manufacturers) for the manufacture of printed circuit boards and box build assembly and configuration for specific multi-protocol directors and switches. The agreements require the Company to submit purchasing forecasts and place orders sixty calendar days in advance of delivery. At January 31, 2006, the Company’s commitment with our Contract Manufacturers for purchases over the next sixty days totaled $75.3 million, and $18.6 million for commitments beyond 60 days. The Company may be liable for materials that the Contract Manufacturers purchase on McDATA’s behalf if the Company’s actual requirements do not meet or exceed its forecasts and those materials cannot be redirected to other uses. We may also be liable for materials that certain component suppliers or product manufacturers have produced or made available to us if our actual requirements do not meet or exceed minimums that we have committed to purchase. At January 31, 2006, the Company had recorded approximately $6.3 million of purchase obligations that we believe is excess or obsolete and cannot be redirected to other uses. Management does not expect the remaining commitments under these agreements to have a material adverse effect on the Company’s business, results of operations, financial position or cash flows.

Indebtedness

As discussed in Note 10, as part of the acquisition of CNT, McDATA guaranteed the payment of principal and interest on approximately $124.4 million principal amount of CNT’s 3.00% Notes. In addition, McDATA has $172.5 million principal amount of outstanding 2.25% subordinated convertible notes due 2010. Unless the price of our common stock increases significantly so that the holders of the convertible notes find it economically advantageous to exercise the conversion feature and receive common stock in lieu of a cash payment of the principal amount and any accrued interest, we may have to repay the debt in cash. At present, we have sufficient resources to satisfy these obligations as they mature. However, in the future, we may lack the resources to satisfy these obligations as they mature, and there can be no assurance that we will possess the resources or be able to secure the resources to satisfy these obligations on commercially reasonable terms, if at all. Any failure by us to satisfy these obligations when due would have a material adverse effect on our business.

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

McDATA’s IPO Laddering Class Action Lawsuits

The Company, Mr. John F. McDonnell, the former Chairman of the board of directors, Mrs. Dee J. Perry, a former officer and Mr. Thomas O. McGimpsey, a current officer were named as defendants in purported securities class-action lawsuits filed in the United States District Court, Southern District of New York. The first of these lawsuits, filed on July 20, 2001, is captioned Gutner v. McDATA Corporation, Credit Suisse First Boston (CSFB), Merrill Lynch, Pierce Fenner & Smith Incorporated, Bear, Stearns & Co., Inc., FleetBoston Robertson Stephens et al., No. 01 CIV. 6627. Three other similar suits were filed against the Company and the individuals. The complaints are substantially identical to numerous other complaints filed against other companies that went public in 1999 and 2000. These lawsuits generally allege, among other things, that the registration statements and prospectus filed with the SEC by such companies were materially false and misleading because they failed to disclose (a) that certain underwriters had allegedly solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of shares in connection with the initial public offerings, or IPOs, and (b) that certain of the underwriters had allegedly entered into agreements with customers whereby the underwriters agreed to allocate IPO shares in exchange for which the customers agreed to purchase additional company shares in the aftermarket at pre-determined prices. The complaints allege claims against the Company, the named individuals, and CSFB, the lead underwriter of the Company’s August 9, 2000 initial public offering, under Sections 11 and 15 of the Securities Act. The complaints also allege claims solely against CSFB and the other underwriter defendants under Section 12(a)(2) of the Securities Act, and claims against the individual defendants under Section 10(b) of the Securities Exchange Act. Although management believes that all of the lawsuits are without legal merit and they intend to defend against them vigorously, there is no assurance that the Company will prevail. In September 2002, plaintiffs’ counsel in the above-mentioned lawsuits offered to individual defendants of many of the public companies being sued, including the Company, the opportunity to enter into a Reservation of Rights and Tolling Agreement that would dismiss without prejudice and without costs all claims against such persons if the company itself had entity coverage insurance. This agreement was signed by Mr. John F. McDonnell, the former Company Chairman, Mrs. Dee J. Perry, the former chief financial officer, and Mr. Thomas O. McGimpsey, the current General Counsel and Vice President of Business Development and the plaintiffs’ executive committee. Under the Reservation of Rights and Tolling Agreement, the plaintiffs dismissed the claims against such individuals. On February 19, 2003, the court in the above-mentioned lawsuits entered a ruling on the pending motions to dismiss, which dismissed some, but not all, of the plaintiffs’ claims against the Company. These lawsuits have been consolidated as part of In Re Initial Public Offering Securities Litigation (SDNY). The Company has considered and agreed to enter into a proposed settlement offer with representatives of the plaintiffs in the consolidated proceeding, and we believe that any liability on behalf of the Company that may accrue under that settlement offer would be covered by our insurance policies. On August 31, 2005, the court preliminarily approved the proposed settlement. A fairness hearing will be held in 2006 before any final settlement is approved, if at all. Until that settlement is fully effective, Management intends to defend against the consolidated proceeding vigorously.

Eclipsys Indemnification Claim

Inrange Technologies Corporation, which was a wholly owned subsidiary of CNT, had been named as a defendant in the case SBC Technology Resources, Inc. v. Inrange Technologies Corp., Eclipsys Corp. and Resource Bancshares Mortgage Group, Inc., No. 303-CV-418-N, that was pending in the United States District Court for the Northern District of Texas, Dallas Division (the SBC Patent Litigation). The SBC Patent Litigation was commenced on February 27, 2003. The complaint claimed that Inrange was infringing U.S. Patent No. 5,530,845 (845 patent) by manufacturing and selling storage area networking equipment, in particular the FC/9000, that is used in storage networks. On May 31, 2005, Inrange and SBC Laboratories, Inc. (f/k/a SBC Technology Resources, Inc.) entered into a Settlement Agreement settling the SBC Patent

Litigation on confidential terms that included a license to the 845 patent, and the case was dismissed with prejudice. Eclipsys Corp. (Eclipsys) had settled earlier with SBC Technology Resources, Inc. for an undisclosed sum without the consent of InRange. Eclipsys has demanded that Inrange indemnify Eclipsys pursuant to alleged documentation under which it purportedly acquired certain allegedly infringing products from Inrange. Hitachi Data Systems Corporation (a non-party to the SBC Patent Litigation) has also informed Inrange that it received a demand from Eclipsys that Hitachi indemnify Eclipsys in connection with the SBC Patent Litigation. Hitachi notified Inrange that it would tender to Inrange any claim by Eclipsys for indemnification of any aspect of the litigation. Based on current information, Inrange believes that the indemnification demands of Eclipsys and Hitachi are without merit. Accordingly, McDATA intends to vigorously defend against any claims, if made, by Eclipsys or Hitachi for indemnification.

State of Connecticut Tax Audit of InRange

The audit division of the State of Connecticut Department of Revenue Services (Audit Division) has proposed adjustments to the Connecticut income tax returns for Inrange for the years ended December 31, 1996, through December 31, 1999. The proposed adjustments, in the amount of $433,995 plus interest, relate to (1) gain from a stock sale following the exercise of warrants, and whether Inrange had sufficient nexus with Connecticut to subject the gain to Connecticut taxation, and (2) the availability of claimed credits for certain research and development expenditures, and whether Inrange has provided sufficient documentation to support the claimed credits. Inrange made a written offer to settle the matter, which was rejected by the Audit Division. Inrange has formally appealed the matter and has posted a $750,000 appeal bond to avoid the accrual of additional interest.

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

Data Center Systems Litigation

On March 29, 2006, McDATA Services Corporation was notified that Kevin M. Ehringer Enterprises Inc. d/b/a Data Center Systems (“DCS”) had filed in the State District Court in Dallas Texas, a lawsuit seeking damages and injunctive relief against McDATA Services Corporation (“McDATA Services”) f/k/a Computer Network Technology Corporation alleging that McDATA Services Corporation had breached its duties under a Distributor, Development, Asset Sale Agreement entered into by the parties in November 2003. It is likely that a full lawsuit on the merits will be forthcoming. McDATA Services intends to defend itself vigorously and, based on facts known to its management team, believes the case is wholly without merit.

Indemnifications and Guarantees

Ordinary Course Purchase and Sale Agreements

During its normal course of business, the Company may enter into agreements with customers, resellers, OEMs, systems integrators, distributors and others. These agreements typically require the Company to indemnify the other party against claims of intellectual property infringement made by third parties arising for the use of our products. In addition, the majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company evaluates and estimates losses from such indemnification under SFAS No. 5, “Accounting for Contingencies”, as interpreted by FASB Interpretation No. 45. To date, the Company has not incurred any material costs as a result of such obligations and has not accrued any liabilities related to such indemnification and guarantees in our financial statements

Sale of Lumberton, New Jersey Manufacturing Operations

As described in Note 5, on June 24, 2005 the Company entered into a series of agreements with Solectron in connection with the sale of manufacturing operations and transfer of assets related to its Lumberton, New Jersey production facility. As part of the Asset Purchase Agreement between the Company and Solectron, the Company has made a number of representations and has agreed to indemnify the buyer and hold them harmless from certain losses suffered in connection with their purchase of assets and assumption of liabilities of the Lumberton facility. The more significant indemnifications relate to representations made by the Company as to the proper maintenance of the tangible assets purchased, compliance with ERISA as it relates to benefit plans in which the transferred employees have participated prior to the sale, and the absence of undisclosed environmental issues or significant contracts. The term of the representations relating to undisclosed environmental issues is five years, with the term of the remaining representations being two years. Although, there are no maximum potential indemnification amounts stated in the agreement for these representations, based on facts currently available, management estimates the maximum potential amount of payments that could be required under these representations to be $5.3 million. However, it is management’s judgment that the probability of the Company having to make any payments under any one of the representations ranges from 0% to 20%. In calculating the fair value of the Company’s obligation under these representations, the maximum potential loss estimate was multiplied by the probability of each occurring. The resulting potential future cash flows were then discounted using a rate of 8%, resulting in the Company recognizing a liability of approximately $400,000 in accordance with FIN 45. Due to the uncertainty surrounding the risks involved, the liability balance will be maintained and reevaluated as needed, over the full term of the related indemnifications. Any future reversals of previous accrual amounts which were recorded during the purchase accounting period as an increase to goodwill will be recorded as a reduction to goodwill. Otherwise, any portion of the liability that is derecognized in the future will be credited to operating results.

SPX Tax Sharing Agreement

Inrange Technologies Corporation (Inrange) is subject to a tax sharing agreement with SPX Corporation (SPX) relating to previous tax years when Inrange was part of the SPX consolidated tax group (the SPX Agreement). Inrange was acquired by CNT from SPX in May 2003. When CNT was acquired by McDATA, Inrange became an indirect subsidiary of McDATA. Pursuant to the SPX Agreement, if the a taxing authority makes an adjustment to Inrange losses utilized in previous tax years by the SPX consolidated group, Inrange must compensate SPX for the lost tax benefits. The Internal Revenue Service is currently examining tax returns filed by SPX for certain years that Inrange was included in the SPX consolidated return. At this time, we are not aware of any audit adjustments that would require Inrange to compensate SPX for lost tax benefits.

NOTE 18 RELATED PARTIES

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

In June 2005, the Company entered into a one year consulting agreement with Thomas G. Hudson, a director of the Company. Please see the Company’s Form 8-K filed June 1, 2005 for further information. Mr. Hudson’s son-in-law is a sales employee with the Company. Mr. Hudson has also taken the position of Chairman of 20/20 Technologies Corporation (20/20 Technologies). An affiliate of 20/20 Technologies and McDATA Services Corporation (formerly CNT) had previously entered into a business development agreement in February 2003 whereby the affiliate of 20/20 Technologies provides telecommunication management services to us. Payments for these services aggregated $141,000 in 2005. The Company has also entered into indemnification agreements with its directors and officers. For a discussion regarding the indemnification agreements, please see Item 11. Executive Compensation under the caption entitled “Limitation of Liability and Indemnification.”

Note 19—SUPPLEMENTAL GUARANTOR INFORMATION

On June 1, 2005, as part of the merger with CNT, McDATA Corporation (Parent Guarantor) fully and unconditionally guaranteed CNT’s convertible debt. In February 2002, CNT (Issuer of Notes) sold $125,000,000 of 3% convertible subordinated notes due February 15, 2007. The notes were convertible into CNT common stock at the price of $19.17 per share. Due to the Merger, the notes are now convertible into Class A McDATA stock at a price of approximately $14.75 per share (aggregate of approximately 8.4 million shares) at any time prior to their maturity on February 15, 2007. At January 31, 2006, the amount outstanding on the CNT notes was $124.4 million. After the merger, the corporate name of CNT was changed to McDATA Services Corporation.

The following condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as of the consolidated financial statements. Investments in our subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the Parent Guarantor, Issuer of Notes, and all of its subsidiaries are reflected in the eliminations column.

McDATA CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS (1)

As of January 31, 2006

(in thousand)

	Parent Guarantor	Issuer of Notes	Subsidiaries Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$122,595	$13,306	$3,182	$—	$139,083
Securities lending collateral	62,555	—	—	—	62,555
Short-term investments	171,110	—	—	—	171,110
Accounts receivable, net	110,937	15,090	79	—	126,106
Intercompany accounts receivable, net	(392,087)	176,752	(32,576)	247,911	—
Inventories, net	24,431	8,702	—	(33)	33,100
Prepaid expenses and other current assets	7,154	5,696	573	—	13,423

Total current assets	106,695	219,546	(28,742)	247,878	545,377
Property and equipment, net	85,045	22,628	1,445	—	109,118
Long-term investments	31,881	3	—	—	31,884
Investment in subsidiaries	410,529	—	2	(410,531)	—
Restricted cash	6,858	3,839	—	—	10,697
Intangible assets, net	57,751	—	65,952	(9)	123,694
Goodwill	187,448	—	78,693	—	266,141
Other assets, net	40,440	18,917	432	9	59,798

Total assets	$926,647	$264,933	$117,782	$(162,653)	$1,146,709

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$39,054	$4,052	$132	$—	$43,238
Accrued liabilities	58,771	41,384	241	(6,120)	94,276
Securities lending collateral payable	62,555	—	—	—	62,555
Current portion of deferred revenue	25,506	35,503	233	—	61,242
Current portion of notes payable and obligations under capital leases	628	2,340	9	—	2,977

Total current liabilities	186,514	83,279	615	(6,120)	264,288
Notes payable and obligations under capital leases, less current portion	972	2,560	—	—	3,532
Deferred revenue, less current portion	13,461	17,913	6	—	31,380
Other long-term liabilities	1,523	321	—	—	1,844
Interest rate swap	6,449	1,104	—	—	7,553
Convertible subordinated debt	165,505	120,111	273	—	285,889

Total liabilities	374,424	225,288	894	(6,120)	594,486
Total stockholders’ equity	552,223	39,645	116,888	(156,533)	552,223

Total liabilities and stockholders’ equity	$926,647	264,933	$117,782	(162,653)	$1,146,709

(1)	In conjunction with the guarantee of McDATA Services Corporation’s (formerly known as CNT) convertible debt, the accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered.” This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles and is not representative of the operations of McDATA or the former CNT on either a pre-merger or stand-alone basis.

McDATA CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS (1)

As of January 31, 2005

(in thousands)

	Parent Guarantor	Issuer of Notes	Subsidiaries Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$62,473	$—	$2,034	$—	$64,507
Securities lending collateral	130,804	—	—	—	130,804
Short-term investments	145,259	—	—	—	145,259
Accounts receivable, net	63,787	—	23	—	63,810
Intercompany accounts receivable, net	(41,595)	—	(30,404)	71,999	—
Inventories, net	13,720	—	—	—	13,720
Prepaid expenses and other current assets	6,272	—	1,008	—	7,280

Total current assets	380,720	—	(27,339)	71,999	425,380
Property and equipment, net	91,718	—	3,211	—	94,929
Long-term investments	95,589	—	—	—	95,589
Investment in subsidiaries	216,900	—	2	(216,902)	—
Restricted cash	5,047	—	—	—	5,047
Intangible assets, net	—	—	87,592	—	87,592
Goodwill	—	—	78,693	—	78,693
Other assets, net	30,453	—	552	—	31,005

Total assets	$820,427	$—	$142,711	$(144,903)	$818,235

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,150	$—	$195	$—	$20,345
Accrued liabilities	47,576	—	3,310	(6,335)	44,549
Securities lending collateral payable	130,804	—	—	—	130,804
Current portion of deferred revenue	22,102	—	634	—	22,736
Current portion of notes payable and obligations under capital leases	912	—	0	—	912

Total current liabilities	221,770	—	4,134	(6,335)	219,346
Notes payable and obligations under capital leases, less current portion	252	—	4	—	256
Deferred revenue, less current portion	27,001	—	—	—	27,001
Other long-term liabilities	1,908	—	0	—	1,908
Interest rate swap	2,005	—	—	—	2,005
Convertible subordinated debt	170,495	—	—	—	170,495

Total liabilities	423,203	—	4,143	(6,335)	421,011
Total stockholders’ equity	397,224	—	138,568	(138,568)	397,224

Total liabilities and stockholders’ equity	$820,427	—	$142,711	(144,903)	$818,235

(1)	In conjunction with the guarantee of McDATA Services Corporation’s (formerly known as CNT) convertible debt, the accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered.” This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles and is not representative of the operations of McDATA or the former CNT on either a pre-merger or stand-alone basis.

McDATA CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (1)

For the Year Ended January 31, 2006

(in thousands, except per share data)

	Parent Guarantor	Issuer of Notes	Subsidiaries Non Guarantors	Eliminations	Consolidated
Total revenue	$474,371	$144,945	$664	$(5,547)	$614,433
Total cost of revenue	221,908	89,702	2,560	(5,079)	309,091

Gross profit	252,463	55,243	(1,896)	(468)	305,342
Operating expenses:
Research and development	105,607	4,758	1,350	—	111,715
Selling and marketing	87,289	17,895	28,678	47	133,909
General and administrative	29,251	3,600	2,265	—	35,116
Amortization of purchased intangible assets	15,870	—	21,640	—	37,510
Amortization of deferred compensation	5,908	—	—	—	5,908
Restructuring charges	11,720	(35)	—	—	11,685

Total operating expenses	255,645	26,218	53,933	47	335,843
Income (loss) from operations	(3,182)	29,025	(55,829)	(515)	(30,501)
Interest and other income, net of interest expense	(29,453)	(3,939)	33,574	149	331

Income (loss) before income taxes	(32,635)	25,086	(22,255)	(366)	(30,170)
Income tax expense (benefit)	(705)	1,709	(573)	—	431
Equity loss from subsidiaries of nonguarantors	(21,682)	—	—	21,682	—

Net income (loss)	$(53,612)	$23,377	$(21,682)	$21,316	$(30,601)

(1)	In conjunction with the guarantee of McDATA Services Corporation’s (formerly known as CNT) convertible debt, the accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered.” This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles and is not representative of the operations of McDATA or the former CNT on either a pre-merger or stand-alone basis.

McDATA CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (1)

For the Year Ended January 31, 2005

(in thousands, except per share data)

	Parent Guarantor	Issuer of Notes	Subsidiaries Non Guarantors	Eliminations	Consolidated
Total revenue	$397,928	$—	$1,732	$—	$399,660
Total cost of revenue	173,518	—	2,643	—	176,161

Gross profit	224,410	—	(911)	—	223,499
Operating expenses:
Research and development	88,092	—	3,396	—	91,488
Selling and marketing	75,943	—	25,362	—	101,305
General and administrative	21,993	—	3,591	—	25,584
Amortization of purchased intangible assets	—	—	22,773	—	22,773
Amortization of deferred compensation	5,522	—	—	—	5,522
Restructuring charges	8	—	1,255	—	1,263

Total operating expenses	191,558	—	56,377	—	247,935
Income (loss) from operations	32,852	—	(57,288)	—	(24,436)
Interest and other income, net of interest expense	(22,046)	—	27,352	—	5,306

Income (loss) before income taxes	10,806	—	(29,936)	—	(19,130)
Income tax expense (benefit)	(457)	—	819	—	362

Income (loss) before equity in net loss of affiliated company	11,263	—	(30,755)	—	(19,492)
Equity in net loss of affiliated company	(1,380)	—	—	—	(1,380)
Equity loss from subsidiaries of nonguarantors	(30,755)	—	—	30,755	—

Net income (loss)	$(20,872)	$—	$(30,755)	$30,755	$(20,872)

(1)	In conjunction with the guarantee of McDATA Services Corporation’s (formerly known as CNT) convertible debt, the accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered.” This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles and is not representative of the operations of McDATA or the former CNT on either a pre-merger or stand-alone basis.

McDATA CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (1)

For the Year Ended January 31, 2004

(in thousands, except per share data)

	Parent Guarantor	Issuer of Notes	Subsidiaries Non Guarantors	Eliminations	Consolidated
Total revenue	$412,284	$—	$9,832	$(3,256)	$418,860
Total cost of revenue	174,929	—	5,656	(3,256)	177,329

Gross profit	237,355	—	4,176	—	241,531
Operating expenses:
Research and development	79,452	—	9,374	—	88,826
Selling and marketing	73,206	—	22,614	—	95,820
General and administrative	25,896	—	4,338	—	30,234
Amortization of purchased intangible assets	—	—	9,222	—	9,222
Acquired in-process research and development and other acquisition-related costs	3,636	—	7,774	—	11,410
Amortization of deferred compensation	11,969	—	—	—	11,969
Restructuring charges	2,258	—	—	—	2,258

Total operating expenses	196,417	—	53,322	—	249,739
Income (loss) from operations	40,938	—	(49,146)	—	(8,208)
Interest and other income, net of interest expense	(15,219)	—	19,690	—	4,471

Income (loss) before income taxes	25,719	—	(29,456)	—	(3,737)
Income tax expense (benefit)	35,522	—	2,890	—	38,412

Income (loss) before equity in net loss of affiliated company	(9,803)	—	(32,346)	—	(42,149)
Equity in net loss of affiliated company	(984)	—	—	—	(984)
Equity loss from subsidiaries of nonguarantors	(32,346)	—	—	32,346	—

Net income (loss)	$(43,133)	$—	$(32,346)	$32,346	$(43,133)

(1)	In conjunction with the guarantee of McDATA Services Corporation’s (formerly known as CNT) convertible debt, the accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered.” This information is not representative of the operations of McDATA or the former CNT on either a pre-merger or stand-alone basis.

McDATA CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (1)

For the Year Ended January 31, 2006

(in thousands)

	Parent Guarantor	Issuer of Notes	Subsidiaries Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$45,630	$(32,675)	$1,534	$—	$14,489
Cash flows from investing activities: (2)
Purchases of property and equipment	(11,074)	(1,937)	(166)	—	(13,177)
Proceeds from sale of equipment	193	1,532	2	—	1,727
Purchases of investments	(376,952)	—	—	—	(376,952)
Proceeds from maturities and sales of investments	415,093	—	—	—	415,093
Cash used for acquisition costs	(6,912)	47,307	—	—	40,395
Restricted cash related to interest rate swap	(1,811)	(14)	—	—	(1,825)
Cash received on cash surrender value of life insurance policy	—	1,339	—	—	1,339

Net cash provided by (used in) investing activities	18,537	48,227	(164)	—	66,600
Cash flows from financing activities:
Payments on long-term notes payable and capital leases	(575)	(1,938)	(222)	—	(2,735)
Purchase of treasury stock	(4,552)	—	—	—	(4,552)
Proceeds from the issuance of common stock	1,082	—	—	—	1,082

Net cash used in financing activities	(4,045)	(1,938)	(222)	—	(6,205)
Effect of exchange rate changes on cash	—	(308)	—	—	(308)

Net increase (decrease) in cash and cash equivalents	60,122	13,306	1,148	—	74,576
Cash and cash equivalents, beginning of period	62,473	—	2,034	—	64,507

Cash and cash equivalents, end of period	$122,595	$13,306	$3,182	$—	$139,083

(1)	In conjunction with the guarantee of McDATA Services Corporation’s (formerly known as CNT) convertible debt, the accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered.” This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles and is not representative of the operations of McDATA or the former CNT on either a pre-merger or stand-alone basis.
(2)	Cash acquired in the merger with CNT, net of transaction costs, is recognized as investing inflow of cash in the consolidated cash flows statement for the twelve-month period ended January 31, 2006.

McDATA CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (1)

For the Year Ended January 31, 2005

(in thousands)

	Parent Guarantor	Issuer of Notes	Subsidiaries Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$20,095	$—	$1,329	$—	$21,424
Cash flows from investing activities: (2)
Purchases of property and equipment	(17,657)	—	638	—	(17,019)
Proceeds from sale of equipment	96	—	—	—	96
Purchases of investments	(459,825)	—	—	—	(459,825)
Proceeds from maturities and sales of investments	476,727	—	—	—	476,727
Restricted cash related to interest rate swap	83	—	—	—	83

Net cash provided by (used in) investing activities	(576)	—	638	—	62
Cash flows from financing activities:
Payments on long-term notes payable and capital leases	(1,088)	—	(1,479)	—	(2,567)
Purchase of treasury stock	(10,287)	—	—	—	(10,287)
Proceeds from the exercise of stock options	5,574	—	—	—	5,574

Net cash used in financing activities	(5,801)	—	(1,479)	—	(7,280)

Net increase (decrease) in cash and cash equivalents	13,718	—	488	—	14,206
Cash and cash equivalents, beginning of period	48,755	—	1,546	—	50,301

Cash and cash equivalents, end of period	$62,473	$—	$2,034	$—	$64,507

(1)	In conjunction with the guarantee of McDATA Services Corporation’s (formerly known as CNT) convertible debt, the accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered.” This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles and is not representative of the operations of McDATA or the former CNT on either a pre-merger or stand-alone basis.
(2)	Cash acquired in the merger with CNT, net of transaction costs, is recognized as investing inflow of cash in the consolidated cash flows statement for the twelve-month period ended January 31, 2006.

McDATA CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (1)

For the Year Ended January 31, 2004

(in thousands)

	Parent Guarantor	Issuer of Notes	Subsidiaries Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(127,778)	$—	$188,838	$—	$61,060
Cash flows from investing activities: (2)
Purchases of property and equipment	(17,762)	—	(242)	—	(18,004)
Proceeds from sale of equipment	5	—	—	—	5
Acquisitions, net of cash acquired	—	—	(171,421)	—	(171,421)
Purchase of equity investment in Aarohi	(6,000)	—	—	—	(6,000)
Purchases of investments	(654,238)	—	—	—	(654,238)
Proceeds from maturities and sales of investments	610,529	—	—	—	610,529
Restricted cash related to interest rate swap	(5,130)	—	—	—	(5,130)

Net cash provided by (used in) investing activities	(72,596)	—	(171,663)	—	(244,259)
Cash flows from financing activities:
Proceeds from issuance of subordinate debt	172,500	—	—	—	172,500
Cost of debt issuance	(5,567)	—	—	—	(5,567)
Purchase of call options	(53,455)	—	—	—	(53,455)
Sale of call options	32,945	—	—	—	32,945
Payments on long-term notes payable and capital leases	(2,116)	—	(16,050)	—	(18,166)
Purchase of treasury stock	(8,752)	—	—	—	(8,752)
Proceeds from the exercise of stock options	5,827	—	—	—	5,827

Net cash used in financing activities	141,382	—	(16,050)	—	125,332

Net increase (decrease) in cash and cash equivalents	(58,992)	—	1,125	—	(57,867)
Cash and cash equivalents, beginning of period	107,739	—	429	—	108,168

Cash and cash equivalents, end of period	$48,747	$—	$1,554	$—	$50,301

(1)	In conjunction with the guarantee of McDATA Services Corporation’s (formerly known as CNT) convertible debt, the accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered.” This information is not representative of the operations of McDATA or the former CNT on either a pre-merger or stand-alone basis.
(2)	Cash acquired in the merger with CNT, net of transaction costs, is recognized as investing inflow of cash in the consolidated cash flows statement for the twelve-month period ended January 31, 2006.

NOTE 20 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following summarizes selected financial information for each of the two years in the period ended January 31, 2006:

	Q1	Q2	Q3	Q4	Total
2005
Total revenue	$98,868	$165,309	$168,505	$181,751	$614,433
Gross profit	53,428	81,624	79,435	90,855	305,432
Net income (loss)	(2,857)	(25,518)	(7,484)	5,258	(30,601)
Basic net income (loss) per share (1)	$(0.02)	$(0.18)	$(0.05)	$0.03	$(0.22)
Diluted net income (loss) per share (1)	$(0.02)	$(0.18)	$(0.05)	$0.03	$(0.22)

2004
Total revenue	$97,229	$98,221	$98,525	$105,685	$399,660
Gross profit	54,742	54,844	54,821	59,092	223,499
Net income loss	(9,844)	(5,425)	(5,523)	(80)	(20,872)
Basic net loss per share (1)	$(0.09)	$(0.05)	$(0.05)	$(0.00)	$(0.18)
Diluted net income per share (1)	$(0.09)	$(0.05)	$(0.05)	$(0.00)	$(0.18)

(1)	The sum of the basic and diluted net income (loss) per share for the fiscal quarters may not add to the fiscal year per share due to rounding.

MCDATA CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(IN THOUSANDS)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Other		Balance at End of Period
Year ended January 31, 2004
Allowance for doubtful accounts	$1,290	$(474)	$(64	)(a)	$174	(c)	$926
Inventory reserves	7,115	1,923	(5,870	)(b)	1,308	(c)	4,476
Year ended January 31, 2005
Allowance for doubtful accounts	$926	$(468)	$(152	)(a)	$—		$306
Inventory reserves	4,476	4,576	(4,148	)(b)	—		4,904
Year ended January 31, 2006
Allowance for doubtful accounts	$306	$1,520	$(1,987	)(a)	$8,041	(d)	$7,880
Inventory reserves	4,904	6,735	(4,122)		4,007	(e)	11,524

(a)	Reflects uncollectible amounts written-off, net of recoveries.
(b)	Reflects disposals of obsolete inventory and reductions to lower-of-cost or market reserves.
(c)	Reflects the acquisition of Nishan in fiscal year 2003.
(d)	Reflects the acquisition of CNT in fiscal year 2005.
(e)	Reflects the increase to reserves as a result of the UMD Swap program as discussed in Note 5 to the Consolidated Financial Statements.

S-1