Form 10-Q
period 2006-04-30
MCDATA CORP
filed 2006-06-09
CIK 731502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2006

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                  to

Commission File Number 000-31257

McDATA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	84-1421844
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

11802 Ridge Parkway, Broomfield, Colorado 80021

(Address of principal executive offices)(zip code)

(720) 558-8000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐            Accelerated filer ☒            Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

At May 31, 2006, 120,062,956 shares of the registrant’s Class A Common Stock were outstanding and 38,966,562 shares of the registrant’s Class B Common Stock were outstanding.

McDATA CORPORATION

FORM 10-Q

QUARTER ENDED APRIL 30, 2006

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

PART I—FINANCIAL INFORMATION

McDATA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	April 30, 2006	January 31, 2006
Assets
Current assets:
Cash and cash equivalents	$124,603	$139,083
Securities lending collateral	73,137	62,555
Short-term investments	205,457	171,110
Accounts receivable, net of allowance for bad debts of $7,429 and $7,880, respectively	113,074	126,106
Inventories, net	34,658	33,100
Prepaid expenses and other current assets	12,839	13,423
Restricted cash	3,840	—

Total current assets	567,608	545,377
Property and equipment, net	109,973	109,118
Long-term investments	19,703	31,884
Restricted cash	9,922	10,697
Intangible assets, net	112,644	123,694
Goodwill	266,929	266,141
Other assets, net	65,734	59,798

Total assets	$1,152,513	$1,146,709

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$47,738	$43,238
Accrued liabilities	83,632	94,276
Securities lending collateral payable	73,137	62,555
Current portion of deferred revenue	61,866	61,242
Current portion of obligations under capital leases	2,583	2,977
Interest rate swaps	922	—
Current portion of subordinated debt	120,841	—

Total current liabilities	390,719	264,288
Obligations under capital leases, less current portion	3,164	3,532
Deferred revenue, less current portion	30,960	31,380
Other long-term liabilities	8,609	1,844
Interest rate swaps	8,146	7,553
Convertible subordinated debt	164,353	285,889

Total liabilities	605,951	594,486

Commitments and contingencies (Note 15)
Stockholders’ Equity:
Common stock, Class A, $0.01 par value, 250,000,000 shares authorized, 120,062,956 and 119,599,002 shares issued and outstanding at April 30, 2006 and January 31, 2006, respectively	1,202	1,197
Common stock, Class B, $0.01 par value, 200,000,000 shares authorized, 38,930,446 and 38,315,628 shares issued and outstanding at April 30, 2006 and January 31, 2006, respectively	391	385
Additional paid-in-capital	672,389	671,142
Treasury stock, at cost, 1,439,560 and 1,439,560 Class A shares as of April 30, 2006 and January 31, 2006, respectively and 3,085,256 and 3,085,256 Class B shares as of April 30, 2006 and January 31, 2006, respectively	(23,591)	(23,591)
Deferred compensation	—	(2,832)
Accumulated other comprehensive loss	(1,015)	(807)
Accumulated deficit	(102,814)	(93,271)

Total stockholders’ equity	546,562	552,223

Total liabilities and stockholders’ equity	$1,152,513	$1,146,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

McDATA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended April 30,
	2006	2005
Revenue:
Product	$135,309	$92,270
Service	33,003	6,598

Total revenue	168,312	98,868
Cost of revenue: (1)
Product	71,208	40,528
Service	19,907	4,912
Total cost of revenue	91,115	45,440

Gross profit	77,197	53,428

Operating expenses:
Research and development (1)	26,559	21,385
Selling and marketing (1)	37,312	24,117
General and administrative (1)	10,195	5,764
Amortization of acquired intangible assets	11,060	5,570
Restructuring charges	576	—

Total operating expenses	85,702	56,836
Loss from operations	(8,505)	(3,408)
Interest and other income	4,239	1,770
Interest expense	(3,614)	(803)

Loss before income taxes	(7,880)	(2,441)
Income tax expense	1,663	416

Net loss	$(9,543)	$(2,857)

Basic and diluted net loss per share	$(0.06)	$(0.02)

Shares used in computing basic and diluted net loss per share	153,702	115,474

(1)	Amounts for the three months ended April 30, 2006 include stock-based compensation expense recognized under SFAS 123R for stock options (see Note 12 “Stock Based Compensation,” of the Notes to Condensed Consolidated Financial Statements). Stock-based compensation amounts for the three months ended April 30, 2005 have been reclassified to confirm to the 2006 presentation.

The accompanying notes are an integral part of these condensed consolidated financial statements.

McDATA CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended April 30, 2006

(in thousands)

(unaudited)

	Common Stock				Additional Paid-In Capital	Deferred Compensation (1)	Accumulated Other Comprehensive Loss	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amt	Shares	Amt
Balances at January 31, 2006	119,599	$1,197	38,315	$385	$671,142	$(2,832)	$(807)	$(23,591)	$(93,271)	$552,223
Shares issued	463	5	615	6	820	—	—	—	—	831
Stock based compensation expense, net	—	—	—	—	427	2,832	—	—	—	3,259
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(9,543)	(9,543)
Unrealized loss on investments, net of tax of $0	—	—	—	—	—	—	(123)	—	—	(123)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	(85)	—	—	(85)

Total comprehensive loss	—	—	—	—	—	—	(208)	—	(9,543)	(9,751)

Balances at April 30, 2006	120,062	$1,202	38,930	$391	$672,389	$0	$(1,015)	$(23,591)	$(102,814)	$546,562

(1)	Adjustment of deferred compensation due to adoption of SFAS 123R. See note 12, Stock Based Compensation

The accompanying notes are an integral part of these consolidated financial statements.

McDATA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended April 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(9,543)	$(2,857)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	26,500	15,302
Loss (gain) on trade-in/retirement of assets	18	(170)
Net realized loss (gain) on investments	(651)	304
Inventory provisions	1,931	1,465
Bad debt provision	203	68
Non-cash compensation cost	3,259	718
Unrealized gains on investments	270	14
Changes in net assets and liabilities, net of effects of merger with CNT	(7,632)	(6,739)

Net cash provided by operating activities	14,355	8,105
Cash flows from investing activities:
Purchases of property and equipment	(3,919)	(2,301)
Purchases of investments	(115,036)	(83,176)
Proceeds from maturities and sales of investments	93,268	86,664
Decrease (increase) in restricted cash related to interest rate swap	(3,065)	43

Net cash provided by (used in) investing activities	(28,752)	1,230
Cash flows from financing activities:
Payments on long-term notes payable and capital leases	(762)	(277)
Proceeds from the issuance of common stock	831	64

Net cash provided by (used in) financing activities	69	(213)
Effect of exchange rate changes on cash	(152)	—

Net increase (decrease) in cash and cash equivalents	(14,480)	9,122
Cash and cash equivalents, beginning of period	139,083	64,507

Cash and cash equivalents, end of period	$124,603	$73,629

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Deferred compensation forfeitures	$—	$207

Capital lease obligations incurred	$—	$29

Transfer of inventory to fixed assets	$19	$1,522

Tenant improvements funded by the landlord and included in liabilities	$6,725	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

McDATA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

(unaudited)

Note 1—Overview and Basis of Presentation

Our Business

McDATA Corporation and its subsidiaries provide data infrastructure solutions that simplify and optimize access to and movement of ever increasing volumes of data held within enterprises across the globe. This access is provided across storage area networks (SANs), metropolitan area networks (MANs) and wide area networks (WANs) through a combination of products and services. On June 1, 2005, McDATA closed the acquisition of Computer Network Technology Corporation (CNT) and created a combined company with the products, talents and services of two respected names in storage networking. CNT adds significant capabilities in the areas of extending storage networks over distance (MAN and WAN), professional services and maintenance services to McDATA’s strength in SAN directors, switches, routing, security and management. The merger of CNT and McDATA is expected to accelerate McDATA’s Global Enterprise Data Infrastructure (GEDI) initiative, whereby customers can evolve to a globally connected, secure, highly-available, performance-optimized, centrally-managed data access environment.

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

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) issued an exposure draft of its proposed amendment to Statement of Financial Standards (SFAS) No. 128, “Earnings Per Share” (SFAS No. 128), which specifies the calculation of earnings per share (EPS). This Statement eliminates the provision of SFAS No. 128 that allows issuing entities to overcome the presumption that certain contracts that may be settled in cash or shares will be settled in shares. Lastly, this Statement requires that shares to be issued upon conversion of a mandatory convertible security be included in the computation of basic EPS from the date that conversion becomes mandatory. The Company has not yet determined the potential future impact of the proposed amendment on its consolidated financial statements.

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

Recently Adopted Accounting Pronouncements

On February 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

Note 2—Revenue Recognition Policy

The Company recognizes revenue when four basic criteria are met: (a) persuasive evidence of an arrangement exists, (b) products are delivered or services rendered, (c) the sales price is fixed and determinable and (d) collectibility is probable.

Product Revenue

Revenue from product sales to resellers and end-user customers is recognized when title and risk of loss transfer to the customer, at the time of shipment. Revenue from product sales to OEMs and distributors is recognized when title and risk of loss transfer to the customer in accordance with the master agreement.

With respect to revenue from configured products, the Company recognizes revenue on shipment when shipped directly to an end user. When there are shipments to an OEM or distributor, the Company requests evidence of sell-through from the OEM and distributor partners prior to recognizing revenue. In situations where the OEM and distributor partners refuse to provide sell-through information when requested, but all the criteria under SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” (SAB No. 104) have been met, the Company recognizes revenue for such configured products. These configured products represent high value, customized solutions of directors, cabinets and various combinations of port cards ordered by the OEM and distributor partners as required by the end-user.

Non-configured products and components, such as switch products, UltraNet extension products, additional port cards, FlexPort upgrades and standalone Directors, are recognized as revenue when the criteria for SAB No. 104 (as discussed above) have been met, at time of shipment.

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

Multiple Elements

The Company enters into certain arrangements where we are obligated to deliver multiple products and/or services. In transactions that include multiple products, services and/or software, in most cases the Company allocates the revenue to each element based upon their VSOE of the fair value of the element, with any remaining elements allocated using the residual method. VSOE of the fair value for an element is based upon the price charged when the element is sold separately. Revenue allocated to each element is then recognized when the basic revenue recognition criteria is met for each element.

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

The accounting periods over which we will recognize this revenue is as follows (in thousands):

For Fiscal Years:	Amount
2006(1)	$55,080
2007	23,952
2008	10,358
2009	2,757
2010 and thereafter	679

Total	$92,826

(1)	Reflects the remaining nine months of fiscal 2006.

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

The Company is exposed to market risks related to fluctuations in foreign exchange rates because some sales transactions, and the assets and liabilities of its foreign subsidiaries, are denominated in foreign currencies. The Company had no outstanding forward exchange contracts as of April 30, 2006 and January 31, 2006. Gains and losses from transactions denominated in foreign currencies and forward exchange contracts are included in the Company’s net loss as part of interest and other income in the accompanying Consolidated Statements of Operations. The Company recognized foreign currency transaction gains and (losses) of $134,562 and ($76,715), for the three months ended April 30, 2006 and 2005, respectively in the accompanying statement of operations.

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

Upon completion of the merger, CNT shareholders received 1.3 shares of McDATA Class A common stock for each share of CNT common stock held by them, together with cash in lieu of fractional shares, and the Company assumed the CNT employee equity plans and the awards granted under these plans.

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

The Company initially recorded approximately $185.4 million of goodwill, $73.6 million of identified intangible assets, and $188.3 million of tangible assets and $154.3 million of liabilities at the time of the acquisition of CNT. The initial purchase price allocation for CNT is subject to revision as more detailed analysis is completed and additional information on the fair values of CNT’s assets and liabilities becomes available which is expected to be completed during the quarter ended July 31, 2006. Subsequent to the initial purchase price allocation, the Company increased our estimated liabilities assumed in the merger by $2.2 million, primarily due to an increase in estimated tax and employee severance liabilities, partially offset by a decrease to our estimate of contract termination liabilities. The primary areas of the purchase price allocation that are not yet finalized relate to collectibility of receivables, severance and relocation benefits, office closure costs, contract termination costs, certain legal matters, income and non-income based taxes, and residual goodwill. With the finalization of the purchase price allocation, additional adjustments to deferred taxes may be made. After the purchase price allocation period (generally within one year of the acquisition date), estimated increases to tax liabilities will be expensed while reductions will result in a decrease in the amount of the purchase price allocated to goodwill.

Any change in the estimated fair value of the net assets of CNT during the purchase price allocation period will change the amount of the purchase price allocated to goodwill. The actual allocation of purchase cost and its effect on results of operations may differ significantly from the pro forma operating results included herein.

Pro Forma Results

The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of CNT occurred at the beginning of each period presented. The pro forma financial information (in thousands) is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Merger had taken place at the beginning of each of the periods presented, nor is it indicative of future operating results.

April 30, 2005
Total revenue	$180,410
Net loss	$(20,700)
Basic and diluted net loss per share	$(.14)

Note 5—RESTRUCTURING COSTS

In connection with the Company’s merger with CNT discussed in Note 4, management approved and initiated a plan of integration which outlined the actions necessary to combine its existing business and resources with those of CNT. An important part of this plan is the integration of the companies’ products and customer bases, elimination of duplicative activities, and the reduction of the Company’s overall cost structure. The Company has completed significant milestones of its integration process, including selling the Lumberton manufacturing operations and eliminating more than 500 redundant jobs. The Company has substantially completed CNT integration activities as of April 30, 2006.

Restructuring Costs Expensed in 2006

After the acquisition of CNT, the Company notified redundant employees that their employment would be terminated and provided them with a detailed explanation of their benefits, which included separation pay as well as retention pay for transitional employees. Retention pay offered to all transitional employees was contingent upon the employee rendering future service through a transition period and has no relationship to the employees’ past service; therefore, these benefits were recognized as a restructuring cost ratably over the transition period. No termination or retention benefits were incurred for the quarter ended April 30, 2006 or are expected to be incurred in the future as a result of the CNT integration plan.

Prior to the acquisition, McDATA and CNT each sold a competing Director class product—McDATA’s is branded the Intrepid 10000 and CNT’s is the UltraNet Multi-Service Director (UMD). In order to eliminate this redundancy and integrate the two company’s product offerings, the Company decided to withdraw the UMD from the market, and continue to sell the Intrepid 10000 product. As a result, McDATA offered, and certain existing UMD customers accepted, an exchange program that allowed customers to trade their UMD for a comparable Intrepid 10000 at no cost. The Company also offered customers up to 20 hours of professional consulting service to assist with the migration to the new product. The net cost of this program of $6.8 million was recorded as a restructuring cost , which represents the difference between the estimated costs of the Intrepid 10000’s to be installed over the estimated salvage values of the UMD’s to be returned. Changes in our estimated salvage values and costs and quantities of the Intrepid 10000’s will result in a restructuring charge or benefit in future periods. Consulting costs to be incurred in connection with this program were not accrued because they could not be reasonably estimated. They will be recorded as restructuring costs as they are incurred. This program is substantially complete as of April 30, 2006.

Changes to the estimates of executing the currently approved plans of restructuring the pre-merger McDATA organization will be reflected in our results of operations. Restructuring charges of $0.6 million for the three months ended April 30, 2006 consists of additional expenses incurred associated with the acquisition of CNT.

The following table summarizes the Company’s utilization of restructuring accruals during the three months ended April 30, 2006 (in thousands):

	Employee Severance Benefits	UMD /Intrepid 10000 Swap	Totals
Accrual balance at January 31, 2006	$324	$807	$1,131
Net cost of product exchanged	—	(807)	(807)
Cash payments	(190)	—	(190)
Additional restructuring charges	576	—	576

Accrual balance at April 30, 2006	$710	$—	$710

The restructuring liabilities shown above are included in accrued liabilities in the accompanying balance sheet as of April 30, 2006.

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

In execution of its plan to continue to outsource its manufacturing operations, on June 24, 2005, the Company sold its manufacturing operations and transferred assets related to the former CNT Lumberton, New Jersey manufacturing operations to Solectron Corporation, Inc (“Solectron”). The terms of the sales agreement include (a) the transfer of equipment related to the manufacturing operations for $1.5 million, (b) the assumption by Solectron of a certain lease obligation related to the facility in Lumberton, New Jersey and a sublease back to the Company for certain space at the facility, (c) the transfer of 123 Company employees to Solectron, and (d) the payment of $3 million in installments over the next year by the Company to Solectron in partial consideration for anticipated restructuring costs to be incurred by Solectron related to this facility. The net payment of $1.5 million required by the Company to transfer these assets and liabilities has been reflected as a liability assumed in the purchase allocation, as discussed more fully in Note 17 of the 10K for the year ended January 31, 2006. In connection with this sale, the Company has agreed to indemnify the buyer and hold them harmless from any loss, as defined in the agreement, which relates to specific issues outlined in the agreement. In accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, the Company has recognized a liability of approximately $0.4 million for the underlying fair value of these obligations, which has also been included in liabilities assumed in the purchase of CNT.

Further changes to estimated restructuring costs as a result of executing the currently approved plans associated with the pre-merger activities of CNT will be recorded as an adjustment to goodwill during the purchase price allocation period, and as operating expenses thereafter.

The following table summarizes the Company’s utilization of restructuring accruals pertaining to pre-merger operations of CNT from June 1, 2005 through the quarter ended April 30, 2006 (in thousands):

	Employee Severance and Relocation Benefits	Facility Closure and Exit Costs	Contract Termination Costs	Totals
Accrual balance at January 31, 2006	$2,106	$7,234	$4,077	$13,417
Cash payments	(900)	(1,183)	(210)	(2,293)
Change to estimated costs	(415)	(689)	—	(1,104)

Accrual balance at April 30, 2006	$791	$5,362	$3,867	$10,020

Of the restructuring liabilities described above, $9.6 million is included in accrued liabilities and the remaining $.4 million is included in other long term liabilities in the accompanying balance sheet as of April 30, 2006.

Note 6—Components of Selected Balance Sheet Accounts

(in thousands)

	April 30, 2006	January 31, 2006
Inventories:
Raw materials	$19,360	$22,868
Work-in-progress	1,021	1,253
Finished goods	14,277	8,979

Total inventories	$34,658	$33,100

	April 30, 2006	January 31, 2006
Property and Equipment:
Land	$17,799	$17,799
Building	32,577	32,573
Equipment and Furniture	124,924	122,680
Computer software for internal use	30,099	30,787
Leasehold Improvements	15,149	8,449
Construction in progress	1,200	838

	221,748	213,126
Less accumulated depreciation and amortization	(111,775)	(104,008)

Total property and equipment, net	$109,973	$109,118

	April 30, 2006	January 31, 2006
Accrued liabilities:
Wages and employee benefits	$25,287	$27,916
Purchase commitments and other supply obligations	9,730	10,480
Warranty reserves (1)	6,318	6,806
Income taxes payable	10,454	10,215
Taxes, other than income tax	7,761	5,903
Interest payable	1,581	4,416
Customer obligations	9,308	8,227
Restructuring accruals	9,615	14,188
Other accrued liabilities	3,578	6,125

	$83,632	$94,276

(1)	Activity in the warranty reserves is as follows:

	Three Months Ended April 30,
	2006	2005
Balance at beginning of period	$6,806	$5,592
Warranty expense	1,475	42
Non-expensed warranty obligations	—	17
Warranty claims	(1,963)	(213)

Balance at end of period	$6,318	$5,438

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

Note 7—Goodwill and Intangible assets

The Company is currently amortizing its acquired intangible assets with finite lives over periods ranging from one to seven years. The following table summarizes the components of gross and net intangible asset balances (in thousands):

	April 30, 2006			January 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$143,490	$61,170	$82,320	$143,490	$55,025	$88,465
Customer relationships	30,234	5,162	25,072	30,234	4,005	26,229
Backlog	17,606	13,931	3,675	17,606	10,255	7,351
Other	4,578	3,001	1,577	4,578	2,929	1,649

Total intangible assets	$195,908	$83,264	$112,644	$195,908	$72,214	$123,694

Expected annual amortization expense related to acquired intangible assets is as follows:

Fiscal Years:
2006(1)	$24,905
2007	26,857
2008	26,522
2009	20,390
2010 and thereafter	13,970

Total expected amortization expense	$112,644

(1)	Reflects the remaining nine months of fiscal year 2006.

Amortization expense related to acquired intangible assets was $11.1 million and $5.6 million for the three months ended April 30, 2006 and 2005, respectively.

Changes in the carrying amount of goodwill for the three months ended April 30, 2006 are as follows (in thousands):

	Product Segment	Services Segment	Total
Balance as of January 31, 2006	$128,972	$137,169	$266,141
Goodwill Acquired	—	—	—
Goodwill Impaired	—	—	—
Other(1)	(432)	1,220	788

Balance as of April 30, 2006	$128,540	$138,389	$266,929

(1)	Represents a net increase to goodwill in the three months ended April 30, 2006, as a result of adjusting the estimated fair market value of certain purchased assets and liabilities of CNT.

As a result of the merger with CNT, and upon completing the integration of CNT’s service business in the third quarter of fiscal 2005, the Company operates in two distinct reporting segments, each constituting a separate reporting unit for purposes of allocating goodwill. Goodwill acquired in the merger with CNT has been allocated to these two reporting segments based on the work of a third party valuation expert. Goodwill was allocated between the two segments based upon each segment’s relative projected operating profits. As discussed in Note 4, the amount of goodwill and its allocations to the reporting segments are subject to change. As part of the process to finalize purchase accounting, the Company will re-evaluate the goodwill allocation between the segments. The product and service segment goodwill balances will each be tested for impairment annually or more frequently, if events or circumstances indicate that impairment might exist. There were no impairments of goodwill recognized for the three months ended April 30, 2006.

Note 8—Convertible Subordinated Debt

Convertible subordinated debt includes the Company’s 2.25% convertible subordinated notes (the 2.25% Notes) due February 15, 2010, and $124.4 million 3.00% Convertible Subordinated Notes due February 15, 2007, previously issued by CNT (the 3.00% Notes), which were assumed in the Merger.

On February 7, 2003, the Company sold $172.5 million of 2.25% convertible subordinated notes due February 15, 2010, raising net proceeds of approximately $167 million. The 2.25% Notes are convertible into Class A common stock at a conversion rate of 93.3986 shares per $1,000 principal amount of notes (aggregate of approximately 16.1 million shares) at any time prior to February 15, 2010, subject to adjustments. In addition, holders of the 2.25% Notes may require the Company to purchase all or a portion of the Notes upon a change in control of the Company under certain conditions. Upon a conversion, the Company may choose to deliver, in lieu of shares of Class A common stock, cash or a combination of cash and Class A common stock. The 2.25% Notes do not contain any restrictive covenants and are not listed on any securities exchange or included in any automated quotation system; however, the notes are eligible for trading on the Portalsm Market. As of April 30, 2006, the approximate bid and ask prices per $100 of our 2.25% Notes was $88.77 and $89.27, respectively, resulting in an aggregate fair value of between $153.1 million and $154.0 million. Our Class A common stock is quoted on the NASDAQ National Market under the symbol, “MCDTA.”

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

In July 2003, the Company entered into an interest rate swap agreement with a notional amount of $155.3 million that has the economic effect of modifying that dollar portion of the fixed interest obligations associated with the 2.25% Notes so that the interest payable effectively becomes variable based on the six month London Interbank Offered Rate (LIBOR) minus 152 basis points. The reset dates of the swap are February 15 and August 15 of each year until maturity on February 15, 2010. At April 30, 2006, the six-month LIBOR setting for the swap was 4.93%, creating a rate of approximately 3.41%, which is effective until August 15, 2006. The swap was designated as a fair value hedge and, the gain or loss on the swap, as well as the fully offsetting gain or loss on the 2.25% Notes attributable to the hedged risk, were recognized in earnings. At April 30, 2006, the fair value of the interest rate swap had decreased from inception to a negative $8.5 million and is included in long-term liabilities. Corresponding to this change, the carrying value of the Notes has decreased by $8.5 million. As part of the agreement, the Company is also required to post collateral based on changes in the fair value of the interest rate swap. This collateral, in the form of restricted cash, approximated $9.9 million at April 30, 2006.

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

The 3.00% Notes may be redeemed upon payment of the outstanding principal balance, accrued interest and a make whole payment if the closing price of the Class A stock exceeds 175% of the conversion price for at least twenty (20) consecutive trading days within a period of thirty (30) consecutive trading days ending on the trading day prior to the date of the mailing of the redemption notice. The make whole payment represents additional interest payments that would be made if the 3.00% Notes were not redeemed prior to their due date. Interest is payable on February 15 and August 15 of each year while the 3.00% Notes are outstanding. Payment of the notes will also accelerate upon certain events of default. On April 30, 2006, the approximate bid and ask prices per $100 of our 3.00% Notes was $97.635 and $98.00, respectively, resulting in an aggregate fair value of between $121.4 million and $121.9 million.

Prior to the Merger, CNT entered into an interest-rate swap agreement with a notional amount of $75 million that has the economic effect of modifying that dollar portion of the fixed interest obligations associated with $75 million of the 3.00% Notes such that the interest payable effectively becomes variable based on the three month LIBOR plus 69.5 basis points. The payment and reset dates of the swap are January 31st, April 30th, July 31st and October 31st of each year, until maturity on February 15, 2007. At April 30, 2006, the three-month LIBOR setting for the swap was 5.13%, resulting in a combined effective rate of approximately 5.82% which is effective until July 2006. The swap was designated as a fair value hedge, and as such, the gain or loss on the swap, as well as the fully offsetting gain or loss on the notes attributable to the hedged risk, are recognized in earnings. Fair value hedge accounting is provided only if the hedging instrument is expected to be, and actually is, effective at offsetting changes in the value of the hedged item. During the first quarter, the fair value of the interest rate swap decreased $0.4 million, resulting in a swap liability of $.9 million as of April 30, 2006, which has been included in short-term liabilities. This amount excluded accrued interest of $.5 million, payable to the Company on August 15, 2006. Corresponding to this increase, the carrying value of the notes covered by the swap agreement has also been increased by $0.4 million. As part of the agreement, the Company is also required to post collateral based on changes in the fair value of the interest rate swap. This collateral, in the form of restricted cash, was $3.8 million at April 30, 2006, and has been included in restricted cash in the accompanying consolidated balance sheets.

Note 9—Interest and Other Income, Net

Interest and other income, net consist of:

	Three Months Ended April 30,
	2006	2005
Interest income	$3,849	$2,085
Net realized gains/(losses) on available-for-sale investments	660	(301)
Unrealized gains/(losses) on economic hedge investments	(270)	(14)

Interest and other income, net	$4,239	$1,770

Note 10—Income Tax

For the three-month periods ended April 30, 2006 and April 30, 2005 the Company recorded an income tax expense of $1.7 million and $416,000, respectively.

The calculation of income tax expense or benefit is based in part on estimates of future results and projections of taxable income for the full fiscal year in each jurisdiction in which the Company operates. These projections could be affected, positively or negatively, by such factors as future changes in tax law or implementation of possible tax planning strategies. The tax provision for each of the periods reported in the Consolidated Statement of Operations includes foreign taxes accrued on the projected net profits of foreign branch and subsidiary operations.

The Company has established a valuation allowance against its entire domestic net deferred tax asset and a substantial portion of the net deferred tax asset in various foreign jurisdictions. Therefore, no tax benefit is recognized currently if there is an increase to the net deferred tax asset in any of these jurisdictions. The need for a valuation allowance is determined in accordance with the provisions of SFAS No. 109, which requires an assessment of all available negative and positive evidence, including past operating results, the existence of cumulative losses in the most recent fiscal years and forecasts of future taxable income. Significant management judgment is required in determining the need to establish or maintain a valuation allowance. SFAS No. 109 requires that greater weight be given to previous cumulative losses than the outlook for future profitability when determining whether it is more likely than not that the benefits of a recorded deferred tax asset will be realized. To the extent future realization of the benefits of a deferred tax asset is unlikely, a valuation allowance is recorded. The Company has re-evaluated the need for a valuation allowance based on its most recent results and concluded that a valuation allowance is still required with respect to the domestic net deferred tax asset and the net deferred tax asset in many of the foreign jurisdictions in which the Company is subject to income tax.

The Company adopted SFAS 123R on February 1, 2006. Statement 109 requires that differences between the deductible temporary difference between the compensation expense calculated under FAS 123R and the tax deduction that would result based on the current fair value of the entity’s shares shall not be considered in measuring the gross deferred tax asset or determining the need for a valuation allowance for a deferred tax asset recognized. Because the Company has established a valuation allowance, the tax benefit of approximately $500,000 is not recorded, but will be tracked by the Company and will be used when the existing deferred tax asset is realized.

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

Following is reconciliation between basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended April 30,
	2006	2005
Net loss	$(9,543)	$(2,857)
Weighted average shares of common stock outstanding used in computing basic net loss per share	153,702	115,474
Effect of dilutive stock options and warrants	—	—

Weighted average shares of common stock used in computing diluted net loss per share	153,702	115,474

Basic and diluted net loss per share	$(0.06)	$(0.02)

Note 12—Stock-Based Compensation

Effective February 1, 2006 the Company began recording compensation expense associated with stock-based awards and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123-R, Share-Based Payment, (“SFAS 123R”) as interpreted by SEC Staff Accounting Bulletin No. 107. The Company adopted the modified prospective transition method provided for under SFAS 123R, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock-based awards recognized in the first quarter of fiscal year 2006 now includes amortization related to the remaining unvested portion of stock-based awards granted prior to February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”); and amortization related to stock-based awards granted on or subsequent to February 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the expected term of the award.

Because the Company had not followed the recognition provisions of SFAS 123 for its Incentive Stock Options (ISO’s) and Nonqualified Stock Options (NQSO’s) awards, the Company will not record an adjustment for the cumulative effect of a change in accounting principle when estimating forfeitures. With respect to the Non-Vested Restricted Stock Units (RSU’s) which were recognized under the provisions of APB 25, the Company will not record an adjustment for the cumulative effect of a change in accounting principle for estimating forfeitures as the Company has estimated that there will be no forfeitures associated with these awards.

Stock Options

The Company provides ISO’s and NQSO’s to certain employees. When the measurement date is certain, the fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the following table. The expected volatility is based on an equal weighted average of implied volatilities from traded options of the Company’s stock and historical volatility of the Company’s stock. The risk free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not anticipate paying cash dividends in the foreseeable future. The Company has computed the fair values of an option granted during the three months ended April 30, 2006 and 2005, using the Black Scholes option pricing model and the following assumptions:

	Three Months Ended April 30,
	2006	2005
Stock Options
Expected dividend yield	0.0%	0.0%
Risk free interest rate	4.57% - 4.9%	3.77% - 4.	27%
Expected volatility	50%	52.8%
Expected term (in years)	2-4	2-4

Non-Vested Restricted Stock and Restricted Stock Units

The Company provided certain directors and executives with restricted stock awards have service and performance components prior to the adoption of SFAS 123R. The Company accounted for the compensation cost service component in accordance with APB 25, using the grant date fair value and amortizing the cost over the service period. At interim periods the performance component was measured in accordance with FASB Interpretation 28 based on an estimate of the number of shares that would vest and the market price of the stock at interim dates. Upon adoption of SFAS 123R, the Company ceased applying variable accounting for APB 25 awards. The company will record compensation cost for the unvested portion using the grant date value and amortizing the unvested awards over the service period.

In addition, the Company adjusted the remaining deferred compensation balance that was established when the restricted stock awards were granted to additional paid in capital.

Effective February 1, 2006, the Company changed its expense recognition policy from using the graded vesting attribution model to the straight line attribution model as permitted with the adoption of SFAS 123R.

Compensation Costs

For the quarter ended April 30, 2006, the Company recorded $2.6 million of compensation expense in its statement of operations. Of this amount, $354,000 was included in cost of sales, $326,000 in research and development, $639,000 in sales and marketing, $1.3 million in general and administrative expenses. In addition, the Company capitalized $632,000 of these costs as part of their software development assets in the consolidated balance sheet. Total stock-based compensation expense for the three months ended April 30, 2005 was $718,000. Of this amount, of $15,000 was included in cost of sales, $453,000 in research and development, $69,000 in sales and marketing, and $181,000 in general and administrative expenses. Total stock-based compensation benefit as of April 30, 2005 excludes certain stock-based awards which were previously reported as proforma compensation expense under FAS 123. A summary of stock option and restricted stock activity under the plans for the three months ended April 30, 2006 is presented as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Class A Common Stock Options
Outstanding, January 31, 2006	9,565	$9.97
Granted	—	—
Exercised	(463)	.66
Forfeited or Expired	(550)	—

Outstanding, April 30, 2006	8,552	$10.28	4.30	$2,458

Ending Vested and Expected to Vest, April 30, 2006	7,349	$11.21	3.62	$1,601

Exercisable and Vested, April 30, 2006	7,349	$11.21	3.62	$1,601

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested Shares—Class A Common Stock Options
Nonvested at January 31, 2006	2,152	$3.61
Granted	—	—
Vested	(776)
Forfeited or Expired	(173)	3.33

Outstanding, April 30, 2006	1,203	$3.07

As of April 30, 2006, there was $1.7 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.47 years.

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Class B Common Stock Options
Outstanding, January 31, 2006	20,348	$7.13
Granted	1,400	.96
Exercised	(615)	.71
Forfeited or Expired	(1,373)	7.30

Outstanding, April 30, 2006	19,760	$6.87	7.34	$19,749

Ending Vested and Expected to Vest, April 30, 2006	9,360	$10.30	5.54	$3,794

Exercisable and Vested, April 30, 2006	9,360	$10.30	5.54	$3,794

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested Shares—Class B Common Stock Options
Nonvested at January 31, 2006	10,824	$2.93
Granted	1,400	.66
Vested	(1,052)
Forfeited or Expired	(771)	2.83

Outstanding, April 30, 2006	10,401	$2.48

As of April 30, 2006, there was $17.3 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.9 years.

Note 13—Stockholders’ Equity

Stock Repurchase Plan

In October 2005, the Company’s Board of Directors amended its stock repurchase plan to authorize the repurchase of up to $25 million of its common stock (Class A, Class B or a combination thereof). This repurchase plan will expire on October 31, 2006 and allows the Company to repurchase shares on the open market, in negotiated transactions off the market, or pursuant to a Rule 10b5-1 plan adopted by the Company. The Company adopted a Rule 10b5-1 plan in September 2004, which allows the Company to repurchase its shares during a period in which the Company is in possession of material non- public information, provided the Company communicates share repurchase instructions to the broker at a time when the Company was not in possession of such material non-public information. Since inception of the original repurchase plan in fiscal 2003, approximately 4.5 million shares (approximately 1.3 million shares of Class A and approximately 3.2 million shares of Class B) have been repurchased with a total cost of approximately $23.6 million. During the three months ended April 30, 2006, there were no share repurchases.

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

Prior to the Merger with CNT, the Company had one reporting segment relating to the design, development, manufacture and sale of data access and storage networking solutions that provide highly available, scalable and centrally managed storage area networks (SANs). The Company’s Chief Operating Decision Makers, as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” had allocated resources and assessed the performance of the Company based on consolidated revenue and overall profitability. As a result of the merger with CNT, and the completion of the integration of CNT’s service business, the Company is operating in two distinct reporting segments, one for products and the other for services. The products segment consists of hardware and software products and related software maintenance and support revenue. The services segment consists of break/fix maintenance, extended warranty, installation, consulting, network management and telecommunications services.

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

Summarized financial information by operating segment for the three months ended April 30, 2006 and 2005, based on the internal management system is as follows (in thousands):

	Three Months Ended April 30, 2006
	Product	Service	Unallocated	Total
Revenue	$135,309	$33,003	$—	$168,312
Cost of revenue	$71,208	$19,907	$—	$91,115
Research and development	$26,559	$—	$—	$26,559
Selling and marketing	$—	$—	$37,312	$37,312
General and administrative	$—	$—	$10,195	$10,195

	Three Months Ended April 30, 2005
	Product	Service	Unallocated	Total
Revenue	$92,270	$6,598	$—	$98,868
Cost of revenue	$40,528	$4,912	$—	$45,440
Research and development	$21,385	$—	$—	$21,385
Selling and marketing	$—	$—	$24,117	$24,117
General and administrative	$—	$—	$5,764	$5,764

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

	Three Months Ended April 30,
	2006	2005
EMC	29%	49%
IBM	27%	25%
HDS	7%	10%
Other channels	37%	16%

Total revenue	100%	100%

Revenues are attributed to geographic areas based on the location of the customers to which products are shipped. International revenues primarily consist of sales to customers in Western Europe and the greater Asia Pacific region. Included in domestic revenues are sales to certain OEM customers who take possession of products domestically and then distribute these products to their international customers. In addition, included in revenues from Western Europe are sales to certain OEM customers who take possession of products in distribution centers designated for international-bound product and then distribute these products among various international regions. The mix of international and domestic revenue can, therefore, vary depending on the relative mix of sales to certain OEM customers. For the quarter ended April 30, 2006, domestic and international revenue was 59% and 41% of our total revenue, respectively, as compared to 61%, and 39%, respectively, for the same period in 2005.

Note 15—Commitments and Contingencies

Commitments

Operating and Capital Leases

The Company had various operating and capital leases in effect at April 30, 2006 for certain buildings, office space and machinery and equipment. Future minimum lease payments under non-cancelable capital and operating leases with terms of one year or more are as follows at April 30, 2006 (in thousands):

	Capital Leases	Operating Leases
2006(1)	$2,358	$8,111
2007	2,323	9,296
2008	952	9,750
2009	425	6,154
2010	—	5,599
Thereafter	—	35,606

Total minimum lease payments	6,058	$74,516

Less portion representing interest	(311)
Less current portion	(2,583)

Long term obligations under capital leases	$3,164

(1)	Reflects the remaining nine months of fiscal 2006.

Rent expense for the three months ended April 30, 2006 and 2005 was $4.2 million and $2.4 million, respectively.

On September 9, 2004, the Company entered into a triple net office lease with Ridge Parkway Associates, LLC, a Delaware limited liability company, for the lease of office space at 11802 Ridge Parkway, Building 2, Broomfield, Colorado (the “New Premises”). The Company moved its world headquarters location at 380 Interlocken Crescent, Broomfield, Colorado 80021 to the New Premises with the lease commencing in February of 2006. The term of the new lease is for 11 years (with two 5 year renewal options). The base annual lease rates per rentable square foot for the New Premises range from $0 in the first year to $14.15 in the last year of the lease, plus normal operating expenses. The Company began recognizing rent expense in July 2005 upon the start of the build-out of the premises. The lease has customary terms and conditions.

The Company received the certificate of occupancy on January 31, 2006, and because the project is substantially complete, the Company derecognized the amounts in Construction in progress—leased assets, and non-cash obligations for construction in progress—lease facilities in the long term liability section of the accompanying balance sheet.

Under the terms of the lease, the Company was provided with approximately $6.7 million of tenant improvements .The Company has recorded these improvements as an addition to property and equipment, and as an addition to long term liabilities on its consolidated balance sheet. The improvements are being depreciated over the lesser of the life of the related assets or the term of the lease. The related long liability is being amortized over the life of the lease effectively adjusting the Company’s rent expense.

Manufacturing and Purchase Commitments

The Company has contracted with Sanmina SCI Systems, Inc. (SSCI), Solectron Corporation (Solectron) and others (collectively, Contract Manufacturers) for the manufacture of printed circuit boards and box build assembly and configuration for specific multi-protocol directors and switches. The agreements require the Company to submit purchasing forecasts and place orders sixty calendar days in advance of delivery. At April 30, 2006, the Company’s commitment with our Contract Manufacturers for purchases over the next sixty days totaled $59.0 million, and $32.3 million for commitments beyond 60 days. The Company may be liable for materials that the Contract Manufacturers purchase on McDATA’s behalf if the Company’s actual requirements do not meet or exceed its forecasts and those materials cannot be redirected to other uses. We may also be liable for materials that certain component suppliers or product manufacturers have produced or made available to us if our actual requirements do not meet or exceed minimums that we have committed to purchase. At April 30, 2006, the Company had recorded approximately $9.7 million of purchase obligations that we believe is excess or obsolete and cannot be redirected to other uses. Management does not expect the remaining commitments under these agreements to have a material adverse effect on the Company’s business, results of operations, financial position or cash flows.

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

The Company adopted FSP No. 143-1 in the fourth quarter of fiscal 2005 and concluded that no liability has been incurred as of January 31, 2006. The Company continued to analyze the impact of the directive, in the first quarter of fiscal 2006 and recognized reserve of $1.9M related to the elimination of non-RoHS compliant components at our contract manufacturers.

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

Data Center Systems Litigation

On March 29, 2006, McDATA Services Corporation was notified that Kevin M. Ehringer Enterprises Inc. d/b/a Data Center Systems (“DCS”) had filed in the State District Court in Dallas Texas, a lawsuit seeking damages and injunctive relief against McDATA Services Corporation (“McDATA Services”) f/k/a Computer Network Technology Corporation alleging that McDATA Services Corporation had breached its duties under a Distributor, Development, Asset Sale Agreement entered into by the parties in November 2003. In May 2006, the Company removed the case to federal district court. McDATA Services intends to defend itself vigorously and, based on facts known to its management team, believes the case is wholly without merit.

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

Note 16 – Subsequent Events

On August 22, 2003, the Company purchased 13.6 million shares of preferred stock of Aarohi Communications, Inc. (Aarohi) for $6 million cash. At January 31, 2004, this represented approximately 17.3% of the total outstanding shares of Aarohi. Aarohi is a privately owned provider of next-generation intelligent storage networking technology. As of the investment date, the purchase price paid by McDATA exceeded the Company’s underlying proportionate equity in Aarohi’s net assets by $3.6 million. In March 2005, the Company’s ownership percentage fell to approximately 9.8% due to the increase in ownership of other Aarohi investors. The Company had recorded its share of Aarohi’s net loss of approximately $1.4 million and $984,000 for fiscal 2004 and 2003, respectively. The remaining net equity investment of Aarohi was reduced to zero during fiscal 2004.

In April of 2006, Emulex Corporation announced their intent to purchase Aarohi, and in May of 2006, Emulex announced the completion of that purchase. Under the terms of the cross indemnification agreement, the pro rata share of merger consideration received by the Company in May of 2006 will be approximately $3.1 million. Approximately $2.7 million of the merger consideration was received in May of 2006, and the remainder has been deposited in an escrow account and will be distributed in whole or in part over the next 18 months. The Company will record its pro rata share as other income in its fiscal second quarter statement of operations.

Note 17—Supplemental Guarantor Information

On June 1, 2005, as part of the merger with CNT, McDATA Corporation (Parent Guarantor) fully and unconditionally guaranteed CNT’s convertible debt. In February 2002, CNT (Issuer of Notes) sold $125 million of 3% convertible subordinated notes due February 15, 2007. The notes were convertible into CNT common stock at the price of $19.17 per share. Due to the Merger, the notes are now convertible into Class A McDATA stock at a price of approximately $14.75 per share (aggregate of approximately 8.4 million shares) at any time prior to their maturity on February 15, 2007. At April 30, 2006, the amount outstanding on the CNT notes was $124.4 million. After the merger, the corporate name of CNT was changed to McDATA Services Corporation.

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

McDATA CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS (1)

As of April 30, 2006

(in thousands, unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiaries Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$103,701	$17,517	$3,385	$—	$124,603
Securities lending collateral	73,137	—	—	—	73,137
Short-term investments	205,457	—	—	—	205,457
Accounts receivable, net	102,568	10,095	46	365	113,074
Intercompany accounts receivable, net	(328,980)	192,702	(37,709)	173,987	—
Inventories, net	27,981	8,020	—	(1,343)	34,658
Prepaid expenses and other current assets	6,082	6,452	434	(129)	12,839
Restricted Cash	—	3,840	—	—	3,840

Total current assets	189,946	238,626	(33,844)	172,880	567,608
Property and equipment, net	88,918	18,908	1,428	719	109,973
Long-term investments	19,691	12	—	—	19,703
Investment in subsidiaries	410,529	235,655	2	(646,186)	—
Restricted cash	9,922	—	—	—	9,922
Intangible assets, net	51,800	(836)	60,844	836	112,644
Goodwill	187,977	259	78,693	—	266,929
Other assets, net	38,326	26,156	389	863	65,734

Total assets	$997,109	$518,780	$107,512	$(470,888)	$1,152,513

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$39,408	$7,441	$190	$699	$47,738
Accrued liabilities	49,779	38,257	(4,404)	—	83,632
Securities lending collateral payable	73,137	—	—	—	73,137
Current portion of deferred revenue	18,528	43,190	148	—	61,866
Current portion of notes payable and obligations under capital leases	587	1,996	—	—	2,583
Interest rate swap	—	922	—	—	922
Convertible subordinated debt	—	120,841	—	—	120,841

Total current liabilities	181,439	212,647	(4,066)	699	390,719
Notes payable and obligations under capital leases, less current portion	790	2,374	—	—	3,164
Deferred revenue, less current portion	10,219	20,736	5	—	30,960
Other long-term liabilities	8,285	17	—	307	8,609
Interest rate swap	8,146	—	—	—	8,146
Convertible subordinated debt	164,353	—	—	—	164,353

Total liabilities	373,232	235,774	(4,061)	1,006	605,951
Total stockholders’ equity	623,877	283,006	111,573	(471,894)	546,562

Total liabilities and stockholders’ equity	$997,109	518,780	$107,512	(470,888)	$1,152,513

(1)	In conjunction with the guarantee of McDATA Services Corporation’s (formerly known as CNT) convertible debt, the accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered.” This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles and is not representative of the operations of McDATA or the former CNT on either a pre-merger or stand-alone basis.

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

McDATA CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (1)

For the Three Months Ended April 30, 2006

(in thousands, except per share data)

(unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiaries Non Guarantors	Eliminations	Consolidated
Total revenue	$130,150	$39,149	$81	$(1,068)	$168,312
Total cost of revenue	67,527	23,931	449	(792)	91,115

Gross profit	62,623	15,218	(368)	(276)	77,197
Operating expenses:
Research and development	25,505	933	121	—	26,559
Selling and marketing	24,008	5,682	7,622	—	37,312
General and administrative	8,810	856	529	—	10,195
Amortization of purchased intangible assets	5,951	—	5,109	—	11,060
Restructuring charges	576	—	—	—	576

Total operating expenses	64,850	7,471	13,381	—	85,702
Income (loss) from operations	(2,227)	7,747	(13,749)	(276)	(8,505)
Interest and other income, net of interest expense	(8,235)	(1,355)	10,215	—	625

Income (loss) before income taxes	(10,462)	6,392	(3,534)	(276)	(7,880)
Income tax expense (benefit)	50	1,399	214	—	1,663
Equity loss from subsidiaries of non-guarantors	(3,748)	—	—	3,748	—

Net income (loss)	$(14,260)	$4,993	$(3,748)	$3,472	$(9,543)

(1)	In conjunction with the guarantee of McDATA Services Corporation’s (formerly known as CNT) convertible debt, the accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered.” This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles and is not representative of the operations of McDATA or the former CNT on either a pre-merger or stand-alone basis.

McDATA CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (1)

For the Three Months Ended April 30, 2005

(in thousands, except per share data)

(unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiaries Non Guarantors	Eliminations	Consolidated
Total revenue	$98,669	$—	$199	$—	$98,868
Total cost of revenue	44,321	—	1,119	—	45,440

Gross profit	54,348	—	(920)	—	53,428
Operating expenses:
Research and development	20,984	—	401	—	21,385
Selling and marketing	17,268	—	6,849	—	24,117
General and administrative	5,109	—	655	—	5,764
Amortization of purchased intangible assets	—	—	5,570	—	5,570

Total operating expenses	43,361	—	13,475	—	56,836
Income (loss) from operations	10,987	—	(14,395)	—	(3,408)
Interest and other income, net of interest expense	(7,095)	—	8,062	—	967

Income (loss) before income taxes	3,892	—	(6,333)	—	(2,441)
Income tax expense (benefit)	64	—	352	—	416

Equity loss from subsidiaries of non-guarantors	(6,685)	—	—	6,658	—

Net income (loss)	$(2,857)	$—	$(6,685)	$6,685	$(2,857)

(1)	In conjunction with the guarantee of McDATA Services Corporation’s (formerly known as CNT) convertible debt, the accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered.” This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles and is not representative of the operations of McDATA or the former CNT on either a pre-merger or stand-alone basis.

McDATA CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (1)

For the Three Months Ended April 30, 2006

(in thousands)

(unaudited)

	Parent Guarantor		Issuer of Notes	Subsidiaries Non Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$8,709		$5,156	$490	$—	$14,355
Cash flows from investing activities: (2)
Purchases of property and equipment	(3,394)		(247)	(278)	—	(3,919)
Purchases of investments	(115,040)		4	—	—	(115,036)
Proceeds from maturities and sales of investments	93,268		—	—	—	93,268
Restricted cash related to interest rate swap	(3,064)		(1)	—	—	(3,065)

Net cash used in investing activities	(28,230)		(244)	(278)		(28,752)
Cash flows from financing activities:
Payments on long-term notes payable and capital leases	(222	) )	(531)	(9)	—	(762)
Proceeds from the issuance of common stock	831		—	—	—	831

Net cash provided by (used in) financing activities	609		(531)	(9)		69
Effect of exchange rate changes on cash	16		(168)	—	—	(152)

Net increase (decrease) in cash and cash equivalents	(18,896)		4,213	203	—	(14,480)
Cash and cash equivalents, beginning of period	122,594		13,306	3,183	—	139,083

Cash and cash equivalents, end of period	$103,698		$17,519	$3,386	$—	$124,603

(1)	In conjunction with the guarantee of McDATA Services Corporation’s (formerly known as CNT) convertible debt, the accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered.” This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles and is not representative of the operations of McDATA or the former CNT on either a pre-merger or stand-alone basis.

(2)	Cash acquired in the merger with CNT, net of transaction costs, is recognized as investing inflow of cash in the consolidated cash flows statement for the three month period ended April 30, 2006.

McDATA CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (1)

For the Three Months Ended April 30, 2005

(in thousands)

(unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiaries Non Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$7,361	$—	$744	$—	$8,105
Cash flows from investing activities:
Purchases of property and equipment	(2,188)	—	(113)	—	(2,301)
Purchases of investments	(83,176)	—	—	—	(83,176)
Proceeds from maturities and sales of investments	86,664	—	—	—	86,664
Restricted cash related to interest rate swap	43	—	—	—	43
Cash received on cash surrender value of life insurance policy	—	—	—	—	—

Net cash provided by (used in) investing activities	1,343		(113)		1,230
Cash flows from financing activities:
Payments on long-term notes payable and capital leases	(243)	—	(34)	—	(277)
Proceeds from the issuance of common stock	64	—	—	—	64

Net cash used in financing activities	(179)		(34)		(213)
Effect of exchange rate changes on cash	—	—	—	—	—

Net increase in cash and cash equivalents	8,525	—	597	—	9,122
Cash and cash equivalents, beginning of period	62,473	—	2,034	—	64,507

Cash and cash equivalents, end of period	$70,998	$—	$2,631	$—	$73,629

(1)	In conjunction with the guarantee of McDATA Services Corporation’s (formerly known as CNT) convertible debt, the accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered.” This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles and is not representative of the operations of McDATA or the former CNT on either a pre-merger or stand-alone basis.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report filed on Form 10-K with the Securities and Exchange Commission on April 24, 2006.

Overview

McDATA acquired CNT on June 1, 2005, and their results are included in the three months ended April 30, 2006. Therefore, the acquisition of CNT has significantly affected the year over year comparisons in the results of operations.

Revenue Growth and Competitive Industry

Our revenue for the three months ended April 30, 2006 increased approximately 70.2% over the three months ended April 30, 2005. This year over year revenue increase is the result of the CNT acquisition resulting in higher sales of hardware and service products. The increase in hardware revenue was driven by higher sales of directors, SAN routers and extention hardware, and third party products. In addition, our software revenue was increased 21%. The market for our SAN and WAN products and solutions remains competitive with (a) the entrance of competitors into our market, (b) pricing pressures resulting from an increase in competitive products and solutions, and (c) anticipated competition from our own storage OEM partners through their partnerships with competitors to jointly sell complementary products. These market conditions present unique risks and uncertainties in a number of respects. We believe the competitive market environment defines the overall performance and provides a specific context to further analyze revenues, operating expenses and liquidity. In particular, we anticipate continued elongated sales cycles and downward pricing pressures that could negatively impact our revenue growth rate. Moreover, revenue growth in fiscal 2006 is dependent on the success of our products, including the Intrepid 10000 Director, higher performance switch products and our Remote Office Consolidation (ROC) products.

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

We believe the trend of revenue, controlling of operating expense and the related competitive environment define the overall performance and provides a specific context to further analyzing our financial results.

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of total revenues.

	Three Months Ended April 30,
	2006	2005
Total revenue	100.0%	100.0%
Total cost of revenue	54.1	46.0

Gross profit	45.9	54.0
Operating expenses:
Research and development	15.8	21.6
Selling and marketing	22.1	24.4
General and administrative	6.1	5.6
Amortization of purchased intangible assets	6.6	5.8
Restructuring charges	0.3	—

Total operating expenses	50.9	57.4
Loss from operations	(5.0)	(3.4)
Interest and other income, net	.4	1.0

Loss before income taxes	(4.6)	(2.4)
Income tax expense (benefit)	1.0	0.4

Net loss	(5.6)%	(2.8)%

Revenues

	Three Months Ended April 30,
	2006	2005
Product revenue	$115,954	$75,332
Software and related maintenance revenue	19,000	15,670
Service revenue	33,003	6,598
Other revenue	355	1,268

Total revenue	$168,312	$98,868

Our total revenue for the three months ended April 30, 2006 was $168.3 million, which represented an approximate 70.2% increase over the three months ended April 30, 2005. Although we continue to see solid end-user interest for our products and solutions, the on-going competitive marketplace is expected to create a challenging sales environment for the foreseeable future. Given the nature of competitors and products in our industry, we anticipate longer sales cycles and price declines that could negatively impact our revenue growth rate.

Product

Revenues from hardware, software, and other sources are included in our product revenue category in our statement of operations. Hardware revenue of $116.0 million for the three months ended April 30, 2006 was a 54% increase over the three months ended April 30, 2005. This year over year revenue increase in hardware revenue reflects three months of results with CNT in 2006 and a 16% increase in estimated ports sold offset by a 2% decrease in estimated average sales prices. The increase in sales of hardware ports reflects the market strength of our high-end Director products despite the economic and competitive environment. We expect the number of ports shipped to fluctuate depending on the demand for our existing and newly introduced products including the timing of product introductions by our OEM customers. Ongoing competition and macroeconomic factors could continue to provide downward pricing pressures that could impact our revenue growth and related margins.

Software and related maintenance revenue of $19.0 million for the quarter ended April 30, 2006 increased approximately 21% over the quarter ended April 30, 2005. This revenue growth is due to higher sales of our embedded software products including our SANtegrity security solution and higher maintenance revenue that attaches to the sale of software licenses.

Other revenue of $0.4 million for the quarter ended April 30, 2006 decreased $0.9 million from the $1.3 million for the quarter ended April 30, 2005. Other revenue represents the ESCON business which is expected to continue to decline. IBM announced end of life on several ESCON products in 2004; therefore, we expect revenue from this category to be less than $1 million per quarter through the remainder of fiscal 2006.

Service

Service revenue includes professional service revenue, break/fix maintenance support, network monitoring services, and revenue earned from our upgraded warranty and extended maintenance contracts on our hardware products. Service revenue for the three months ended April 30, 2006 was $33.0 million. This represents a $26.4 million increase from the same period in fiscal 2005. These increases are due primarily to the addition of CNT’s business.

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

	Three Months Ended April 30,
	2006	2005
EMC	29%	49%
IBM	27%	25%
HDS	7%	10%
Other channels	37%	16%

Total revenue	100%	100%

Expanding our reseller, distributor and system integrator channels into commercial and vertical markets will be a strategic focus for us as we continue to grow our business. However, the level of sales to any single customer may vary and the loss of any one significant customer, or a decrease in the level of sales to any significant or group of significant customers, could harm our financial condition and results of operations. Given the dependencies on our limited number of OEM resellers combined with an increasingly competitive environment, we may experience continued adverse pricing pressures at critical times near the end of the fiscal quarters. In addition, the fiscal quarters for many of our largest OEM and reseller partners begin during the last month of our OEM’s quarter. While we do not have complete insight into the purchasing processes of our OEM and reseller partners, we believe that such partners may purchase some amount of our non-configured product in anticipation of end-user customer demand that will be realized in the later portion of their fiscal quarter. Large end-of-quarter purchases by our partners could result in lower future revenues or earnings if market demand as forecasted by our partners is not met.

Domestic and international revenue was approximately 59% and 41% of our total revenue, respectively, for the three months ended April 30, 2006. For the three months ended April 30, 2005, domestic and international revenue was approximately 61% and 39% of our total revenue, respectively. Revenues are attributed to geographic areas based on the location of the customers to which our products are shipped. International revenues primarily consist of sales to customers in Western Europe and the greater Asia Pacific region. Included in domestic revenues are sales to certain OEM customers who take possession of our products domestically and then distribute these products to their international customers. In addition, included in revenues from Western Europe are sales to certain OEM customers who take possession of our products in distribution centers designated for international-bound product and then distribute these products among various international regions. Our mix of international and domestic revenue can, therefore, vary depending on the relative mix of sales to certain OEM customers.

For a description of our revenue recognition policies, see the Revenue Recognition section of the Critical Accounting Policies.

Gross Margin

Product

Product gross margin percentages were 47% and 56% for the three months ended April 30, 2006 and 2005, respectively. Costs of goods sold consists of product costs, which are generally variable, and manufacturing operating cost, and includes both variable and fixed expenses. The decline in product margins for the three month ending April 30, 2006 compared to the same periods ending April 30, 2005 was due to discounting that we offered during the market introduction phase for our director products. In addition, we were negatively impact by the change in our product offerings which includes now third party products as a result of acquisition of CNT. Gross margins were also adversely affected by a $1.9 million inventory reserve for non RoHS compliant inventory components, and $354,000 of stock based compensation due to our adoption of SFAS 123R in the quarter ended April 30, 2006.

In anticipation of the competitive-driven and natural decline in selling prices, we continue to drive cost advantages through our engineering and manufacturing processes. The terms of our agreement with Solectron will allow for a reduction of manufacturing costs once Solectron moves manufacturing processes to their other facilities.

We believe that average selling prices and the related gross profit margins will decline for our mature products as volume price discounts in distributor contracts and direct sales relationships take effect due to competition. In addition, new product introductions could harm our gross profit margins due to lower absorption of fixed manufacturing overhead costs per unit until production volumes increase.

Service

Service gross margin percentages were 40% and 26% for the three months ended April 30, 2006 and 2005, respectively. Gross margins increased in 2006 due to the acquisition of CNT’s service business. Management expects future service gross margins to be comparable to the results achieved in the first quarter 2006.

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

For the three months ended April 30, 2006, research and development expenses increased $5.2 million to $26.6 million compared with $21.4 million for the three months ended April 30, 2005. These increases in research and development expense reflect a 12% increase in personnel, increased depreciation expense for equipment, spending related to outsourced services and product development and testing. These increases are due primarily to the Merger. Research and development expenses also reflect the net impact of capitalized software development costs which reduce research and development expenses when recorded on the balance sheet and amortized against cost of goods sold upon introduction of the software product. For the quarter ended April 30, 2006, capitalized software costs were $7.4 million compared to $7.2 million for the three months ended April 30, 2005. These costs vary in conjunction with stages of development of our application software, our new director and switch products and related firmware software. In addition, we recognized $326,000 of stock based compensation expense due to our adoption of FAS 123R

Selling and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing and sales; costs associated with promotional and travel expenses; and IT and facilities expenses.

For the three months ended April 30, 2006, selling and marketing expenses increased $13.2 million to $37.3 million as compared to $24.1 million for the three months ended April 30, 2005. These increases were primarily due to a 41% increase in personnel and $639,000 due to our adoption of FAS 123R.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses for corporate executives, finance, human resources and investor relations, as well as accounting and professional fees, corporate legal expenses, other corporate expenses, and IT and facilities expenses.

For the three months ended April 30, 2006 and 2005, respectively, general and administrative expenses were $10.2 million and $5.8 million. These increases over prior year were attributable to increased personnel costs related to the increase in personnel and severance costs and increased facility costs associated with the Merger In addition, we recognized $1.3 million of stock based compensation expense due to our adoption of FAS 123R.

Amortization of Purchased Intangible Assets. Amortization of purchased intangible assets was $11.1 million and $5.6 million for the three months ended April 30, 2006 and 2005, respectively. These increases are due to the increase of purchased intangibles acquired through the merger with CNT. These assets are being amortized on a straight-line basis over a period of one to seven years.

After the acquisition of CNT, the Company notified redundant employees that their employment would be terminated and provided them with a detailed explanation of their benefits, which included separation pay as well as retention pay for transitional employees. Total termination benefits charged to restructuring costs in results of operations as a result of the integration plan was $.6 million for the quarter ended April 30, 2006. Retention pay offered to all transitional employees is contingent upon the employee rendering future service through a transition period and has no relationship to the employees’ past service, therefore, these benefits were recognized as a restructuring cost ratably over the transition period. For the quarter ended April 30, 2006, $.6 million has been recognized as a restructuring cost. No further retention benefits are expected to be incurred as a result of the CNT integration plan.

Prior to the acquisition, McDATA and CNT each sold a competing Director class product—McDATA’s is branded the Intrepid 10000 and CNT’s was the UltraNet Multi-Service Director (UMD). In order to eliminate this redundancy and integrate the two company’s product offerings, the Company decided to withdraw the UMD from the market, and continue to sell the Intrepid 10000 product. As a result, McDATA offered, and certain existing UMD customers accepted, an exchange program which allowed customers to trade in their UMD for a comparable Intrepid 10000 at no cost. The Company also offered customers up to 20 hours of professional consulting service to assist with the migration to the new product. The net cost of this program of $6.8 million was recorded as a restructuring cost during the quarter ended April 30, 2006, which represents the difference between the costs of the Intrepid 10000 to be installed over the salvage value of the UMD’s to be returned. Consulting costs to be incurred in connection with this program were not accrued because they could not be reasonably estimated. They will be recorded as restructuring costs in future periods as they are incurred. This program is substantially complete as of April 30, 2006.

Changes to the estimates of executing the currently approved plans of restructuring the pre-merger McDATA organization will be reflected in our future results of operations.

Interest and Other Income. Interest and other income consisted primarily of interest earnings on our cash, cash equivalents and various investment holdings. Interest and other income increased to $4.2 million for the three months ended April 30, 2006 as compared with $1.8 million for the three months ended April 30, 2005. The increase in income from the prior year level reflects an increase in interest rates and increased our cash balances. Fluctuations in our investment balances as well as fluctuations in interest rates could cause our investment income to vary between periods.

Interest Expense. Interest expense consists primarily of the amortization of issuance costs related to the convertible subordinated debt, the convertible debt interest expense not offset by the interest rate swap interest income (discussed below), the amortization of the discount on the CNT debt, and interest expense related to capital leases and notes payable.

For the three months ended April 30, 2006, interest expense increased to $3.6 million compared with $0.8 million for the three months ended April 30, 2005, due primarily to the effect of increased interest rates and the addition of the CNT Notes. In order to manage interest expense on our convertible debt, the Company has two interest-rate swap agreements in effect, which have the economic effect of modifying the fixed interest obligations associated with our convertible debt so that the interest payable on the majority of the debt effectively becomes variable. The rate on the interest rate swap agreement covering $155.3 million of the 2.25% Convertible Notes is based on the six-month London Interbank Offered Rate (LIBOR) minus 152 basis points, is reset semiannually on February 15 and August 15 of each year until maturity on February 15, 2010, and was 3.41% as of April 30, 2006. The rate on the interest rate swap agreement covering $75 million of the 3.00% Convertible Notes is based on the three-month LIBOR plus 69.5 basis points, is reset quarterly on January 31, April 30, July 31, and October 31 of each year, and was 5.82% as of April 30, 2006. Significant increases in interest rates in future periods could significantly increase interest expense.

Provision for Income Taxes. The Company has recorded tax expense for the three months ended April 30, 2006 even though the pre-tax result reported in these financial statements is a loss. This is due primarily to taxes payable in foreign jurisdictions where the net taxable income of our branch and subsidiary operations is projected to be positive. No federal tax benefit is recorded currently for the year-to-date loss. We are booking tax expense of $1.7 million for the three months ended April 30, 2006 but projecting full year expense of $3.2 million plus expense generated from the utilization, if any, of Nishan and CNT acquired tax attributes.

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

Stock compensation expense. Effective February 1, 2006 we began recording compensation expense associated with stock-based awards and other forms of equity compensation in accordance with SFAS 123R. Under the fair value recognition provisions of SFAS 123R, stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards and other forms of equity compensation at the grant date requires judgment, including estimating our stock price volatility and employee stock option exercise behaviors. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Total stock-based compensation expense for the three months ended April 30, 2006 was $2.6 million. Of this amount, $354,000 was included in cost of sales, $326,000 in research and development, $639,000 in sales and marketing, $1.3 million in general and administrative expenses. In addition, $632,000 of these costs were capitalized into our software assets. Total stock-based compensation expense for the three months ended April 30, 2005 was $718,000. Of this amount, of $15,000 was included in cost of sales, $453,000 in research and development, $69,000 in sales and marketing, and $181,000 in general and administrative expenses. Total stock-based compensation benefit as of April 30, 2005 excludes certain stock-based awards which were previously reported as proforma compensation expense under APB 25 (see Note 2, “Summary of Significant Accounting Policies,” of the 10K for the year ended January 31, 2006).

Restructuring Charges. Restructuring charges of $0.6 million for the three months ended April 30, 2006 consists of additional expenses incurred associated with the CNT acquisition.

Liquidity and Capital Resources

At April 30, 2006, cash and cash equivalents, short and long-term investments and restricted cash were approximately $364 million compared to approximately $353 million as of January 31, 2006. The April 30, 2006 balance includes approximately $3.8 and $9.9 million of restricted cash classified as short term and long term, respectively, that we are required to maintain in relation to the interest rate swap we have executed in connection with our convertible debt. We invest excess cash predominantly in debt and equity instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than three years with the intent to make such funds readily available for operating purposes, including expansion of operations and potential acquisitions or other transactions.

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

In summary, our cash flows were:

Source (use) (in thousands)	Three Months Ended April 30,
	2006	2005
Net cash provided by operating activities	$14,355	$8,105
Net cash provided by (used in) investing activities	(28,752)	1,230
Net cash provided by (used in) financing activities	69	(213)

Cash provided by operating activities of $14.4 million for the three months ended April 30, 2006 consists of our net loss adjusted for non-cash charges (including depreciation, amortization, deferred compensation and inventory-related charges) and changes in working capital and other activities. Working capital items include accounts receivable, inventories, other current and non-current assets, accounts payable, accrued liabilities and deferred revenue.

Cash used in investing activities of ($28.8) million for the three months ended April 30, 2006 consists of $115 million in purchases of investments, partially offset by $93 million of proceeds from maturities and sales of investments and $4 million of capital expenditures.

Cash provided by financing activities of $69,000 for the three months ended April 30, 2006 was primarily due to $0.8 million of proceeds from the issuance of common stock partially offset by $0.7 million of payments on long term notes payable and capital leases.

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

Commitments

Purchase Commitments

The Company has contracted with Sanmina SCI Systems, Inc. (SSCI), Solectron Corporation (Solectron) and others (collectively, Contract Manufacturers) for the manufacture of printed circuit boards and box build assembly and configuration for specific multi-protocol directors and switches. The agreements require the Company to submit purchasing forecasts and place orders sixty calendar days in advance of delivery. At April 30, 2006, the Company’s commitment with our Contract Manufacturers for purchases over the next sixty days totaled $59.0 million, and $32.3 million for commitments beyond 60 days. The Company may be liable for materials that the Contract Manufacturers purchase on McDATA’s behalf if the Company’s actual requirements do not meet or exceed its forecasts and those materials cannot be redirected to other uses. We may also be liable for materials that certain component suppliers or product manufacturers have produced or made available to us if our actual requirements do not meet or exceed minimums that we have committed to purchase. At April 30, 2006, the Company had recorded approximately $9.7 million of purchase obligations that we believe is excess or obsolete and cannot be redirected to other uses. Management does not expect the remaining commitments under these agreements to have a material adverse effect on the Company’s business, results of operations, financial position or cash flows.

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

In order to manage interest expense on our convertible debt, the Company has two interest-rate swap agreements in effect, which have the economic effect of modifying the fixed interest obligations associated with our convertible debt so that the interest payable on the majority of the debt effectively becomes variable. In July 2003, we entered into an interest rate swap agreement covering $155.3 million of the 2.25% Notes which is based on the six-month London Interbank Offered Rate (LIBOR) minus 152 basis points. The rate on this swap agreement is reset semiannually on February 15 and August 15 of each year until maturity on February 15, 2010, and was 3.41% as of April 30, 2006. Prior to the Merger, CNT entered into an interest rate swap agreement covering $75 million of the 3.00% Notes which is based on the three-month LIBOR plus 69.5 basis points. This rate is reset quarterly on January 31, April 30, July 31, and October 31 of each year until maturity on February 15, 2007, and was 5.82% as of April 30, 2006. Increases in interest rates could significantly increase the interest expense we are obligated to pay under the interest-rate swap agreements in future periods. The swaps were designated as a fair value hedge and, as such, the gain or loss on the derivative instrument, as well as the fully offsetting gain or loss on the Notes attributable to the swaps, were recognized in earnings. We are also required to post collateral based on changes in the fair value of the interest rate swaps. This collateral, in the form of restricted cash, was $13.7 million as of April 30, 2006 and $10.7 million as of January 31, 2006.

Headquarters Lease Commitment

On September 9, 2004, the Company entered into a triple net office lease with Ridge Parkway Associates, LLC, a Delaware limited liability company, for the lease of office space at 11802 Ridge Parkway, Building 2, Broomfield, Colorado (the “New Premises”). The Company moved its world headquarters location at 380 Interlocken Crescent, Broomfield, Colorado 80021 to the New Premises with the lease commencing in February of 2006. The term of the new lease is for 11 years (with two 5 year renewal options). The base annual lease rates per rentable square foot for the New Premises range from $0 in the first year to $14.15 in the last year of the lease, plus normal operating expenses. The Company began recognizing rent expense in July 2005 upon the start of the build-out of the premises. The lease has customary terms and conditions.

The Company received the certificate of occupancy on January 31, 2006, and because the project was substantially complete, the Company derecognized the amounts in Construction in progress—leased assets, and Non-cash obligations for construction in progress—lease facilities in the long term liability section of the accompanying balance sheet.

Contractual Obligations

The following table summarizes our contractual obligations (including interest expense) and commitments as of April 30, 2006 (in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Convertible subordinated debt	296,850	124,350	—	172,500	—
Interest on convertible subordinated debt	17,593	5,868	7,763	3,962	—
Non-cancelable operating leases	74,516	8,111	19,046	11,753	35,606
Non-cancelable purchase agreements	91,309	79,809	7,667	3,833	—
Capital leases, including interest	6,058	2,358	3,275	425	—

Total contractual obligations	486,326	220,496	37,751	192,473	35,606

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) issued an exposure draft of its proposed amendment to Statement of Financial Standards (SFAS) No. 128, “Earnings Per Share” (SFAS No. 128), which specifies the calculation of earnings per share (EPS). This Statement eliminates the provision of SFAS No. 128 that allows issuing entities to overcome the presumption that certain contracts that may be settled in cash or shares will be settled in shares. Lastly, this Statement requires that shares to be issued upon conversion of a mandatory convertible security be included in the computation of basic EPS from the date that conversion becomes mandatory. The FASB made further modifications to this exposure draft and plans to reissue it in the third quarter of 2005, with the final statement expected to be issued in the first quarter of 2006. The Company has not yet determined the potential future impact of the proposed amendment on its consolidated financial statements.

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

Recently Adopted Accounting Pronouncements

On February 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

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

Long-Lived Assets, Including Goodwill and Other Acquired Intangible Assets

We evaluate the carrying value of long-lived assets, excluding goodwill, at least annually for impairment or when events and circumstances indicate the carrying amount of an asset may not be recoverable. For the three months ended April 30, 2006, no such events or circumstances were identified. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset (or asset group) are separately identifiable and less than the asset’s (or asset group’s) carrying value. In that event, a loss is recognized to the extent that the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. For the three months ended April 30, 2006 and 2005, we made no material adjustments to its long-lived assets.

Goodwill and other indefinite lived intangible assets are not subject to amortization, but are subject to an impairment test at least annually or more frequently if events or circumstances indicate that impairment might exist. We completed our annual impairment analysis of goodwill in the first quarter of 2006 and found no impairment. SFAS No. 142, “Goodwill and Other Intangible Assets”, also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets to Be Disposed Of.” We are currently amortizing its acquired intangible assets with finite lives over periods ranging from one to seven years.

Revenue Recognition

We recognize revenue when four basic criteria are met: (a) persuasive evidence of an arrangement exists, (b) products are delivered or services rendered, (c) the sales price is fixed or determinable and (d) collectibility is probable.

Product Revenue

Revenue from product sales to our resellers and end-user customers is recognized when title and risk of loss transfer to the customer, at the time of shipment. Revenue from product sales to our OEMs and distributors is recognized when title and risk of loss transfer to the customer in accordance with the master agreement.

With respect to revenue from our configured products, we recognize revenue on shipment when we ship directly to an end user. When we ship to an OEM or distributor we request evidence of sell-through from our OEM and distributor partners prior to recognizing revenue. In situations where our OEM and distributor partners refuse to provide sell-through information when requested, but all the criteria under SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” (SAB No. 104) have been met, we recognize revenue for such configured products. These configured products represent high value, customized solutions of directors, cabinets and various combinations of port cards ordered by our OEM and distributor partners as required by the end-user.

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

Software Development Costs

We capitalize eligible computer software development costs upon the establishment of technological feasibility, which it has defined as completion of designing, coding and testing activities or the completion of a working model as defined by our software and hardware engineering development processes. Costs incurred prior to the establishment of technological feasibility are expensed to research and development. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Upon the general release of the software product to customers, capitalization ceases and such costs are amortized (using the straight-line method) on a product-by-product basis over the estimated life, which is generally one to three years. Capitalized software costs and accumulated amortization included in other assets at April 30, 2006, were approximately $61.2 million and $26.8 million, respectively. Capitalized software costs and accumulated amortization included in other assets at January 31, 2006, were approximately $53.9 million and $23.1million, respectively. Amortization expense of capitalized software for the three months ended April 30, 2006 was approximately $3.7 million, respectively.

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

Interest Rate Risk

We earn interest income on both our cash and cash equivalents and our investment portfolio. Our investment portfolio generally consists of readily marketable investment-grade debt securities of various issuers and maturities ranging primarily from overnight to three years. All investments are denominated in U.S. dollars and are classified as “available for sale.” These instruments are not leveraged, and are not held for trading purposes. As interest rates change, the amount of realized and unrealized gain or loss on these securities will change. The quantitative and qualitative disclosures about market risk are discussed in Item 7A—Qualitative and Quantitative Disclosure About Market Risk, contained in our Form 10-K for fiscal year 2005.

Given our cash and cash equivalents and short- and long-term investments of approximately $363 million at April 30, 2006 a theoretical 1% change in interest rates and security prices would impact our net income positively or negatively by approximately $3.6 million.

Our convertible subordinated debt is subject to a fixed interest rate and the notes are based on a fixed conversion ratio into Class A common stock. The Company has two interest-rate swap agreements covering its convertible debt. The first was entered into by the Company in July 2003 covering $155.3 million of its 2.25% convertible subordinated notes (2.25% Notes) and is set at six-month LIBOR minus 152 basis points, and the second was assumed in the acquisition of CNT which covers $75.0 million of the 3.00% convertible subordinated notes (3.00% Notes) previously issued by CNT and is set at three-month LIBOR plus 69.5 basis points. Both agreements have the economic effect of modifying the fixed interest obligations associated with the notes so that the interest payable on the majority of the notes effectively becomes variable. If interest rates on this variable rate debt were to increase or decrease, our annual interest expense would increase or decrease accordingly. This increased or decreased interest expense would be partially offset by the effects of these interest rate changes on our cash and investment portfolio. The 2.25% Notes are not listed on any securities exchange or included in any automated quotation system; however, the notes are eligible for trading on the PortalSM Market. On April 30, 2006, the approximate bid and ask prices per $100 of our 2.25% Notes was $88.77 and $89.27, respectively, resulting in an aggregate fair value of between $153.1 million and $154.0 million. On April 30, 2006, the approximate bid and ask prices per $100 of our 3.00% Notes was $97.63 and $98.00, respectively, resulting in an aggregate fair value of between $121.4 million and $121.9 million. Our Class A common stock is quoted on the Nasdaq National Market under the symbol, “MCDTA.” On May 31, 2006, the last reported sale price of our Class A common stock on the NASDAQ National Market was $3.78 per share.

Foreign Currency Exchange Risk

We operate sales and support offices in several countries. We are exposed to market risks related to fluctuations in foreign exchange rates because some sales transactions, and the assets and liabilities of our foreign subsidiaries, are denominated in foreign currencies, primarily the Euro and British pounds sterling. As of April 30, 2006, we had no open forward exchange contracts.

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

In conjunction with the issuance of our convertible subordinated notes, we also entered into share option transactions on our Class A common stock with Bank of America, N.A. and /or certain of its affiliates. Subject to the movement in our Class A common stock price; we could be exposed to credit risk arising out of net settlement of these options in our favor. Based on our review of the possible net settlements and the credit strength of Bank of America, N.A. and its affiliates, we have concluded that we do not have a material exposure to credit risk as a result of these share option transactions.

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

In January 2004, CNT entered into an interest-rate swap agreement with Credit Suisse First Boston (CSFB). Subject to the movement in interest rates, we could be exposed to credit risk arising out of net interest payments due to us from CSFB. Based on our review of the possible movement interest rates and the credit strength of CSFB, we have concluded that we do not have a material exposure to credit risk as a result of this interest-rate swap

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

Changes in Internal Control Over Financial Reporting

The Company’s Management, with the participation of the CEO and CFO, have evaluated whether any change in the Company’s internal control over financial reporting occurred during the first quarter of fiscal 2006. Based on that evaluation, Management concluded that there has been no change in the Company’s internal control over financial reporting during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings

From time to time, we become involved in various lawsuits and legal proceedings that arise in the normal course of business. Litigation is subject to inherent risks and uncertainties and an adverse result in a matter that may arise from time to time may harm our business, financial condition or results of operations. While it is the current opinion of management that the ultimate disposition of any of the lawsuits described in this Quarterly Report should not have a material adverse effect on our business, financial condition or results of operations, we are incurring significant legal costs and expenses, and such litigation is subject to inherent risks and uncertainties. Please see Note 15 of the Notes to the Consolidated Financial Statements for a description of significant litigation matters.

ITEM 1A.	Risk Factors

Cautionary Statements—Risk Factors

Our Quarterly Revenues and Operating Results Have Historically Fluctuated for a Number of Reasons, Which Has Also Caused Our Stock Price to Fluctuate

Quarterly revenues and operating results from continuing operations have varied significantly in the past due to a number of factors, which has caused our stock price to fluctuate. The primary factors that have historically affected our quarterly financial performance include the following:

•	fluctuations in demand for our products and services;

•	increasing competition from competitors which have products similar to ours and the availability of alternative products that can address storage networking needs of customers;

•	potentially negative financial impact related to our acquisition of CNT;

•	the timing of customer orders, which are often grouped toward the end of a quarter, particularly large orders from our significant customers and whether any orders are cancelled;

•	sales mix among our storage networking products and services;

•	our traditionally long sales cycle, which can range from 90 days to 12 months or more;

•	the fact that our products and services are usually only part of an overall solution that our customers may have problems implementing or obtaining the required components or services from other vendors;

•	our ability to successfully qualify our products with storage OEM’s and our ability to source third party products that we resell;

•	announcements and new product introductions by our competitors and deferrals of customer orders in anticipation of new products, services or product enhancements introduced by us or our competitors;

•	decreases over time in the prices at which we can sell our products;

•	our ability to obtain sufficient supplies of components, including limited sourced components, and products we supply at reasonable prices, or at all;

•	communication costs and the availability of communication lines;

•	increases in the prices of the components and supplied products we purchase;

•	under utilization of consultants;

•	our ability to attain and maintain production volumes and quality levels for our products;

•	increased expenses, particularly in connection with our strategy to continue to expand our relationships with the parties with whom we have entered into strategic relationships; and

•	general economic and political conditions and related customer budget constraints.

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

The market for our SAN switching products, software and solutions is highly competitive, especially with the entrance of Cisco into the market in 2002. Our competitors are providing SAN switching hardware, server blade solutions and software that is multi-protocol capable (such as Fibre Channel over IP (FCIP), SCSI over Internet (iSCSI), Internet Fibre Channel (iFCP) and InfiniBand). Our competitors in this market include Brocade, Cisco, QLogic Corp., Emulex Corporation (which acquired Vixel Corporation), Broadcom Corporation (which acquired the assets of Gadzoox Networks), Fujitsu Softech and others, including storage hardware device providers. Given the market share gain by Cisco, other IP based switching companies such as Juniper, Extreme, Foundry and others may enter the market for SAN products. Many of our competitors and potential competitors have longer operating histories, greater name recognition, access to larger customer bases, more established distribution channels and substantially greater financial and managerial resources than McDATA. Given the highly competitive market, we anticipate continued lengthened sales cycles and continued downward pricing pressures. To be competitive, we recently acquired CNT to expand our Global Enterprise Data Infrastructure (GEDI) strategy, which is to enable customers to consolidate their data assets in storage networks and to extend the boundary of those networks through network connectivity and distance products (i.e., SAN extension products previously offered by CNT). These products and services are sold directly and through channels partners. Continued or increased competition could result in pricing pressures, reduced sales, reduced margins, reduced profits, reduced market share, further elongating of sales cycles, or the failure of our products to achieve or maintain market acceptance.

We incurred a substantial loss for the three months ended April 30, 2006 and for the fiscal year ended January 31, 2006 and may not be profitable in the future.

We incurred losses of $9.5 million and $30.6 million, respectively, for the three months ended April 30, 2006 and for the fiscal year ended January 31, 2006. Our future operating results will depend on many factors, including the growth of the SAN market, market acceptance of new products we introduce, demand for our products, levels of product and price competition and our reaching and maintaining targeted costs for our products. In addition, we expect to incur continued significant product development, sales and marketing, and general and administrative expenses. We cannot provide assurance that we will generate sufficient revenue to achieve or sustain profitability.

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

We depend on EMC, IBM and HDS, for a significant portion of our total revenue. Sales to EMC, IBM and HDS represented approximately 29%, 27% and 7%, respectively, of our revenue for the three months ended April 30, 2006. We anticipate that our future operating results will continue to depend heavily on sales to EMC, IBM and HDS. EMC, IBM and HDS resell products offered by our competitors, and nothing restricts EMC, IBM and HDS from expanding those relationships in a manner that could be adverse to us. Therefore, the loss of either EMC, IBM or HDS as a channel customer, or a significant reduction in sales to either EMC, IBM and HDS could significantly reduce our revenue. While we are aware that Dell sources some of our switch product through EMC, it is unclear whether this mitigates our dependency on EMC. Our product sales agreements with sales partners do not provide for the purchase of a guaranteed minimum amount of product.

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

We currently have limited product offerings and must successfully introduce new products (such as the Remote Office Consolidation Solution (ROC)) and product enhancements that respond to rapid technological changes and evolving industry standards.

We derive a substantial portion of our revenue from a limited number of products. As a result, we could have a significant decrease in revenue if one of our products lines becomes obsolete, does not obtain and maintain market acceptance or if there is a decrease in demand for our products for any other reason.

For the three months ended April 30, 2006, we derived a significant portion of our revenue from sales of our director-class Intrepid switch products. We expect that revenue from our director-class Intrepid products will continue to account for a substantial portion of our revenue for the foreseeable future. Factors such as performance, market positioning, the availability and price of competing products, the introduction of new technologies and the success of our OEM, reseller and systems integrator customers will affect the market acceptance of our products. Therefore, continued market acceptance of these products and their successor products are critical to our future success.

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

We are currently developing products that contain untested devices and subassemblies. During the quarter ended April 30, 2006, we introduced the “McDATA ROC” —a total solution for Remote Office Consolidation enabling consolidation, optimization and protection of remote corporate data without slowing the pace of real-time global business. The ROC offering allows corporations to centralize their data and solve the latency issue by using special appliances and software to speed application response. The ROC offering allows remote users instant access to applications and data housed at the central data center while enabling faster block data transfer over the wide area network.

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

We conduct significant sales and customer support operations in countries outside of the United States and also depend on non-U.S. operations of our contract manufacturers, and our distribution partners. Further, we utilize an India based firm, HCL Technologies, to provide certain software engineering services, and our virtualization chip supplier, Aarohi Communications, is also reliant on offshore engineering. We derived approximately 41% of our revenue for the three months ended April 30, 2006, from customers located outside of the United States. We believe that our continued growth and profitability will require us to continue to expand marketing and selling efforts internationally. We have limited experience in marketing, distributing and supporting our products internationally and may not be able to maintain or increase international market demand for our products. In addition, our international operations are generally subject to inherent risks and challenges that could harm our operating results, including:

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

We rely on Sanmina SCI, Inc. (SSCI) and Solectron Corporation, together our contract manufacturers, to manufacture our products. Our contract manufacturers are not obligated to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order. In addition, our contract manufacturers do not guarantee that adequate capacity will be available to us within the time required to meet additional demand for our products. We generally place forecasts for products with our contract manufacturers approximately four to five months prior to the anticipated delivery date, with order volumes based on forecasts of demand for our products. We generally place purchase orders sixty calendar days in advance of delivery. If we fail to forecast demand for our products accurately, we may be unable to obtain adequate manufacturing capacity from our contract manufacturers to meet our customers’ delivery requirements or unexpected increases in customer purchase orders. As a result, we may not be able to benefit from any incremental demand and could lose customers. If we over-estimate demand for our product, we may accumulate excess inventories and obligations to our contract manufacturers under binding purchase orders in excess of our needs. At April 30, 2006, the Company’s commitment with our Contract Manufacturers for purchases over the next 60 days totaled $59.0 million, and $32.3 million for commitments beyond 60 days.

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

We are defendants in class action lawsuits and we may be subject to further litigation in the future which could seriously harm our business.

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

Providing telecommunications services to our customer’s subjects us to new risks.

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

In October 1997, and in connection with the reorganization of our business, we entered into certain agreements with EMC relating to our business relationship with EMC. In addition, we have entered into agreements with EMC relating to our relationship with EMC after the completion of our initial public offering in August 2000 and the distribution by EMC of our Class A common stock in February 2001. We have also entered into an OEM Purchase and License Agreement with EMC that governs EMC’s purchases of our products and grants EMC rights to use, support and distribute software for use in connection with these products. The agreement does not provide for the purchase of a guaranteed minimum amount of product. These agreements were negotiated and made in the context of our prior parent-subsidiary relationship. As a result, some of these agreements may have terms and conditions, including the terms of pricing, that are less beneficial to us than agreements negotiated with unaffiliated third parties. Sales and services revenue pursuant to these agreements with EMC represented approximately 29% of our revenue for the three months ended April 30, 2006. In addition, in some instances, our ability to terminate these agreements is limited, which may prevent us from being able to negotiate more favorable terms with EMC or from entering into similar agreements with third parties.

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

McDATA CORPORATION

By:	/s/ SCOTT BERMAN
Scott Berman Executive Vice President of Finance and Chief Financial Officer

By:	/s/ MICHAEL MORENO
Michael Moreno Controller Chief Accounting Officer

June 9, 2006