Form 10-Q
period 2006-07-31
MCDATA CORP
filed 2006-09-11
CIK 731502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2006

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

(Address of principal executive offices) (zip code)

(720) 558-8000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

At August 31, 2006, 120,109,955 shares of the registrant’s Class A Common Stock were outstanding and 39,145,028 shares of the registrant’s Class B Common Stock were outstanding.

McDATA CORPORATION

FORM 10-Q

QUARTER ENDED JULY 31, 2006

Special Note Regarding Forward-Looking Statements

Some of the information presented in this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Although McDATA Corporation (“McDATA” or the “Company,” which may also be referred to as “we,” “us” or “our”) believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its businesses and operations, there can be no assurance that actual results will not differ materially from our expectations. Factors that could cause actual results to differ materially from expectations include:

•	changes in our relationship with EMC Corporation, or EMC, International Business Machines Corporation, or IBM, Hitachi Data Systems, or HDS, and our other distribution partners and the level of their orders;

•	changes in our relationship with our large end-user customers and the level of their orders;

•	our ability to successfully increase sales of McDATA’s directors, routers, switches, channel extension products, embedded software, management software solutions, third party products, maintenance and support contracts, and professional services;

•	competition in the storage networking and channel extension market, including competitive pricing pressures and product give-aways, by our competitors such as Brocade Communication Systems, Inc., or Brocade, QLogic Corp., or QLogic, Cisco Systems, Inc., or Cisco, Emulex Corporation and other IP and multi-protocol switch and software suppliers;

•	our ability to expand our product offerings including our ability to successfully qualify and ramp sales of new products (including higher port density, multi-protocol and intelligent network products);

•	our ability to partner with other companies and jointly sell products, including but not limited to management software with Network Appliance, Riverbed, FalconStor and software for blade servers with QLogic;

•	unexpected engineering costs or delays, additional manufacturing and component costs or production delays that we may experience in connection with new product development or an inability to source products from third party product providers;

•	a loss of any of our key customers (and our OEMs’ key customers), distributors, resellers, suppliers or our contract manufacturers;

•	any change in business conditions, our business and sales strategy or product development plans, and our ability to attract and retain highly skilled individuals;

•	any industry or technology changes that cause obsolescence of our products or components of those products;

•	one-time events and other important risks and factors disclosed previously and from time to time in our filings with the U.S. Securities and Exchange Commission, or SEC, including the risk factors discussed in this Quarterly Report;

•	the impact of any acquisitions by us of businesses, products, or technologies, including difficulties in integrating any acquisitions, including the merger with CNT that closed June 1, 2005; and

•	the impact of the proposed acquisition by Brocade Communication Systems, Inc. on our businesses, products, or technologies.

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

PART I—FINANCIAL INFORMATION

McDATA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	July 31, 2006	January 31, 2006
Assets
Current assets:
Cash and cash equivalents	$128,547	$139,083
Securities lending collateral	86,212	62,555
Short-term investments	205,612	171,110
Accounts receivable, net of allowance for bad debts of $1,789 and $7,880, respectively	94,878	126,106
Inventories	35,646	33,100
Prepaid expenses and other current assets	12,912	13,423
Restricted cash	3,890	—

Total current assets	567,697	545,377
Property and equipment, net	105,652	109,118
Long-term investments	25,036	31,884
Restricted cash	11,659	10,697
Intangible assets, net	98,666	123,694
Goodwill	263,473	266,141
Other assets, net	59,008	59,798

Total assets	$1,131,191	$1,146,709

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$42,964	$43,238
Accrued liabilities	72,495	94,276
Securities lending collateral payable	86,212	62,555
Current portion of deferred revenue	59,832	61,242
Current portion of obligations under capital leases	2,212	2,977
Interest rate swap	1,332	—
Current portion of subordinated debt	119,278	—

Total current liabilities	384,325	264,288
Obligations under capital leases, less current portion	2,756	3,532
Deferred revenue, less current portion	28,294	31,380
Other long-term liabilities	14,371	1,844
Interest rate swap	7,884	7,553
Convertible subordinated debt	164,616	285,889

Total liabilities	602,246	594,486

Commitments and contingencies (Note 16)
Stockholders’ Equity:
Common stock, Class A, $0.01 par value, 250,000,000 shares authorized, 120,132,956 and 119,599,002 shares issued and outstanding at July 31, 2006 and January 31, 2006, respectively	1,202	1,197
Common stock, Class B, $0.01 par value, 200,000,000 shares authorized, 39,094,196 and 38,315,628 shares issued and outstanding at July 31, 2006 and January 31, 2006, respectively	392	385
Additional paid-in-capital	675,612	671,142
Treasury stock, at cost, 1,439,560 Class A shares as of July 31, 2006 and January 31, 2006, and 3,085,256 Class B shares as of July 31, 2006 and January 31, 2006, respectively.	(23,591)	(23,591)
Deferred compensation	—	(2,832)
Accumulated other comprehensive loss	(1,290)	(807)
Accumulated deficit	(123,380)	(93,271)

Total stockholders’ equity	528,945	552,223

Total liabilities and stockholders’ equity	$1,131,191	$1,146,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

McDATA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
Revenue:
Product	$118,134	$139,139	$253,443	$231,409
Service	31,996	26,170	64,999	32,768

Total revenue	150,130	165,309	318,442	264,177
Cost of revenue (1):
Product	66,720	66,644	137,928	107,171
Service	21,464	16,349	41,371	21,262
Restructuring charges	—	692	—	692

Total cost of revenue	88,184	83,685	179,299	129,125

Gross profit	61,946	81,624	139,143	135,052
Operating expenses:
Research and development (1)	26,004	31,972	52,564	53,358
Selling and marketing (1)	36,123	38,638	73,435	62,754
General and administrative (1)	8,650	11,369	18,533	17,133
Amortization of acquired intangible assets	10,947	9,537	22,007	15,107
Restructuring and impairment charges	4,482	9,752	5,360	9,752

Total operating expenses	86,206	101,268	171,899	158,104
Loss from operations	(24,260)	(19,644)	(32,756)	(23,052)
Interest and other income, net	7,375	2,478	11,874	4,248
Interest expense	(4,023)	(2,344)	(7,907)	(3,147)

Loss before income taxes	(20,908)	(19,510)	(28,789)	(21,951)
Income tax expense (benefit)	(343)	6,008	1,320	6,424

Net loss	$(20,565)	$(25,518)	$(30,109)	$(28,375)

Basic and diluted net loss per share	$(.13)	$(.18)	$(.20)	$(.22)

Shares used in computing basic and diluted net loss per share	154,221	139,130	153,436	127,302

(1)	Amounts for the three and six months ended July 31, 2006 include stock-based compensation expense recognized under SFAS 123R (see Note 13 “Stock Based Compensation,” of the Notes to Condensed Consolidated Financial Statements). Stock-based compensation amounts for the three and six months ended July 31, 2005 have been reclassified to conform to the 2006 presentation.

The accompanying notes are an integral part of these condensed consolidated financial statements.

McDATA CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended July 31, 2006

(in thousands)

(unaudited)

	Common Stock				Additional Paid-In Capital	Deferred Compensation (1)	Accumulated Other Comprehensive Loss	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amt	Shares	Amt
Balances at January 31, 2006	119,599	$1,197	38,315	$385	$671,142	$(2,832)	$(807)	$(23,591)	$(93,271)	$552,223
Shares issued	534	5	779	7	1,406	—	—	—	—	1,418
Stock-based compensation expense, net	—	—	—	—	3,064	2,832	—	—	—	5,896
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(30,109)	(30,109)
Unrealized loss on investments, net of tax of $0	—	—	—	—	—	—	(280)	—	—	(280)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	(203)	—	—	(203)

Total comprehensive loss										(30,592)

Balances at July 31, 2006	120,133	$1,202	39,094	$392	$675,612	$—	$(1,290)	$(23,591)	$(123,380)	$528,945

(1)	Adjustment of deferred compensation due to adoption of SFAS 123R. See Note 13, Stock Based Compensation.

The accompanying notes are an integral part of these condensed consolidated financial statements.

McDATA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended July 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(30,109)	$(28,375)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	52,849	38,263
Loss (gain) on trade-in/retirement of assets	111	(49)
Gain on retirement of debt	(7)	—
Net realized loss (gain) on investments	(806)	379
Loss on impairments and inventory valuation adjustment	9,595	—
Provisions for inventory obsolescence	5,028	5,589
Provisions for (recoveries of) doubtful accounts	(488)	68
Deferred income taxes	(123)	—
Non-cash compensation cost	5,138	4,087
Unrealized gains on investments	—	(85)
Unrealized gain from derivative transactions	(15)	—
Changes in net assets and liabilities, net of effects of merger with CNT	(7,552)	(26,660)

Net cash provided (used) by operating activities	33,621	(6,783)
Cash flows from investing activities:
Purchases of property and equipment	(9,861)	(6,797)
Proceeds from the sale of equipment	13	2,281
Purchases of investments	(216,927)	(200,156)
Proceeds from maturities and sales of investments	189,986	210,027
Cash recognized on merger with CNT, net of transaction costs	—	40,395
Decrease (increase) in restricted cash related to interest rate swaps	(4,852)	3

Net cash provided by (used in) investing activities	(41,641)	45,753
Cash flows from financing activities:
Payments on capital leases	(1,533)	(1,059)
Purchase of treasury stock	—	(4,552)
Purchases and payments of long-term debt	(1,974)	—
Proceeds from the exercise of common stock options	1,418	267

Net cash used by financing activities	(2,089)	(5,344)
Effect of exchange rate changes on cash	(427)	(376)

Net increase (decrease) in cash and cash equivalents	(10,536)	33,250
Cash and cash equivalents, beginning of period	139,083	64,507

Cash and cash equivalents, end of period	$128,547	$97,757

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Deferred compensation forfeitures	$—	$621

Capital lease obligations incurred	$—	$370

Construction in progress, leased facilities and related debt	$—	$13,075

Transfer of inventory to fixed assets	$225	$3,004

The accompanying notes are an integral part of these condensed consolidated financial statements.

McDATA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

(unaudited)

Note 1—Overview and Basis of Presentation

Our Business

McDATA Corporation (McDATA) and its subsidiaries provide data infrastructure solutions that simplify and optimize access to, and movement of, ever increasing volumes of data held within enterprises across the globe. This access is provided across storage area networks (SANs), metropolitan area networks (MANs) and wide area networks (WANs) through a combination of products and services.

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

On August 7, 2006, McDATA, Brocade Communication Systems, Inc., a Delaware corporation (Brocade), and Worldcup Merger Corporation, a Delaware corporation and a wholly-owned subsidiary of Brocade (Merger Sub), entered into an Agreement and Plan of Reorganization (the Merger Agreement) providing for a business combination whereby Merger Sub will merge with and into McDATA (the Merger). As a result of the Merger, the separate corporate existence of Merger Sub will cease and McDATA will continue as the surviving corporation of the Merger and a wholly-owned subsidiary of Brocade. At the effective time of the Merger (the Effective Time), each share of McDATA Class A common stock and Class B common stock (other than shares owned by McDATA or Brocade) will be converted into the right to receive 0.75 shares of Brocade common stock (the Exchange Ratio). Each outstanding McDATA stock option, restricted stock unit and share of restricted stock (whether vested or unvested) will be assumed by Brocade and will be converted into Brocade common stock or the right to receive Brocade common stock, as the case may be, based upon the Exchange Ratio. The issuance of Brocade common stock in the Merger is subject to the approval of Brocade’s stockholders and the adoption of the Merger Agreement is subject to the approval of the McDATA’s stockholders. In addition, the Merger is subject to the expiration of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act (the HSR Act) and the Securities Exchange Commission (SEC) declaring effective the registration statement covering the shares of Brocade common stock to be issued in the Merger and certain other customary closing conditions.

Certain prior year amounts have been reclassified to conform to the fiscal 2006 presentation.

Recent Accounting Pronouncements

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (FIN 48)”, which sets forth a specific recognition threshold and measurement method for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. The effective date of FIN 48 is for fiscal years beginning after December 15, 2006. The Company has not completed an assessment of the impact of FIN 48 on its consolidated financial statements. The Company plans to adopt the provisions of FIN 48 on February 1, 2007.

In June 2006, the FASB ratified a consensus on the EITF Issue No. 06-03 (EITF 06-03) related to the classification of certain sales, value added and excise taxes within the income statement. This EITF would become effective for the Company in the first quarter of our fiscal year 2007. The Company is in the process of evaluating the impact of this EITF on the presentation of such taxes on the statement of operations.

Recently Adopted Accounting Pronouncements

On February 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (employee stock purchases) based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

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

With respect to revenue from configured products, the Company recognizes revenue on shipment when shipped directly to an end-user. When there are shipments to an OEM or distributor, the Company requests evidence of sell-through from the OEM and distributor partners prior to recognizing revenue. In situations where the OEM and distributor partners refuse to provide sell-through information when requested, but all the criteria under SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” (SAB No. 104) has been met, the Company recognizes revenue for such configured products. These configured products represent high value, customized solutions of directors, cabinets and various combinations of port cards ordered by the OEM and distributor partners as required by the end-user.

Non-configured products and components, such as the switch products, extension products, additional port cards, upgrades, and standalone directors, are recognized as revenue when the criteria for SAB No. 104 (as discussed above) have been met, generally at time of shipment.

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

Software Revenue

Revenue from software is comprised of software licensing and post-contract customer maintenance and support. Software revenue is allocated to the license and support elements using vendor specific objective evidence of fair value (VSOE). Revenue from software licenses is recognized when the four basic criteria above have been met. Revenue from post-contract support and maintenance is recognized ratably over the term of the support contract, assuming the four basic criteria are met. The Company has software embedded in some of its products that is considered more than incidental to the product and represents a separate unit of accounting as defined by the American Institute of Certified Public Accountants’ Statement of Position 97-2 “Software Revenue Recognition” (SOP 97-2).

Multiple Elements

The Company enters into certain arrangements where we are obligated to deliver multiple products and/or services. In transactions that include multiple products, services and/or software, in most cases the Company allocates the revenue to each element based upon their VSOE of the fair value of the element, with any remaining elements allocated using the residual method. VSOE of the fair value for an element is based upon the price charged when the element is sold separately. Revenue allocated to each element is then recognized when the basic revenue recognition criteria is met for each element. For an element not yet being sold separately, a price is established by management having the relevant authority if it is probable that the price once established will not change before the separate introduction of the element into the marketplace.

Deferred Revenue

Total deferred revenue consists primarily of unearned revenue from our customer support or maintenance contracts on our software and hardware products. These contracts are billed and collected either upfront or annually at the beginning of each service period. The Company recognizes revenue from these contracts ratably over the contractual period, generally one to three years.

The remaining portion of the deferred revenue represents deferred revenue related to billings and collections for which one or more of the four basic criteria under SAB No. 104 and the SOP 97-2, as amended, have not been met. These balances are all classified as short-term on the balance sheet as all four criteria have historically been met in less than twelve months.

The accounting periods over which we will recognize this revenue is as follows (in thousands):

For Fiscal Years:	Amount
2006(1)	$41,951
2007	29,236
2008	12,669
2009	3,597
2010 and thereafter	673

Total	$88,126

(1)	Reflects the remaining six months of fiscal 2006.

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

The Company is exposed to market risks related to fluctuations in foreign exchange rates because some sales transactions, and the assets and liabilities of its foreign subsidiaries, are denominated in foreign currencies. The Company had no outstanding forward exchange contracts as of July 31, 2006, and January 31, 2006. Gains and losses from transactions denominated in foreign currencies and forward exchange contracts are included in the Company’s net loss as part of interest and other income in the accompanying condensed consolidated statements of operations. The Company recognized foreign currency transaction gains (losses) for the three and six months ended July 31, 2006, of $49,000 and $534,000, respectively, and $(149,000) and $(225,000) for the same periods in 2005, respectively.

Note 4—Merger with CNT

Merger Transaction

In May of 2006, the Company finalized the purchase price accounting of its June 1, 2005, merger transaction between Condor Acquisition, Inc. (Merger Sub), a wholly-owned subsidiary of McDATA Corporation, and CNT (the Merger). The CNT shareholders received 1.3 shares of McDATA Class A common stock for each share of CNT common stock held by them, together with cash in lieu of fractional shares, and the Company assumed the CNT employee equity plans and the awards granted under these plans.

McDATA was considered the accounting acquirer in the Merger, and consideration of $193.0 million was allocated to the fair value of CNT’s net assets, with the residual to goodwill. The purchase consideration consisted of 38.8 million shares of McDATA Class A common stock valued at $170.2 million and issued in exchange for 100% of the outstanding CNT common and restricted shares; the exchange of 19.9 million stock options valued at $15.9 million using the Black-Scholes option pricing model; and $11.5 million in direct transaction costs. The value of the stock issued was based upon an average market price per share of $4.39, which was the average McDATA Class A common stock price for the period beginning two days before and ending two days after the announcement of the merger on January 18, 2005. Under the purchase method of accounting, the total purchase price was allocated to CNT’s net tangible and intangible assets and liabilities based on their estimated fair value as of the completion date of the merger. As a result of the preliminary allocation, the Company recorded $185.4 million to goodwill.

During the allocation period which ended May of 2006, the Company updated its preliminary allocation and adjusted its bad debt reserves by $1.2 million, reduced the value of its property, plant and equipment by $5.1 million, increased its federal and state tax reserves by $6.1 million, and reduced its reserves related to vendor commitments by $11.3M based on its final assessment of the fair value of the assets acquired and liabilities assumed in the transaction. The Company recorded these as adjustments to the goodwill.

As a result of the acquisition of CNT during fiscal 2005, the Company recorded $75.2 million of deferred tax assets relating primarily to net operating loss and tax credit carry forwards, deferred tax liabilities related to the intangible assets acquired in addition to contingencies due to uncertainties such as the allocation of the purchase price to individual assets and liabilities for income tax purposes, the carryover bases of assets, liabilities, about uncertainties and tax returns of the acquired company for periods prior to the acquisition date. A valuation allowance was also recorded against $73.7 million of these deferred tax assets. If any portion of the acquired deferred tax assets is utilized, the valuation allowance related to the acquired deferred tax assets that were utilized will be released, resulting in a decrease in goodwill by a like amount and the Company will record a charge to tax expense for the utilization of the deferred tax assets.

Note 5—Restructuring Costs

In connection with the Company’s merger with CNT discussed in Note 4, management approved and initiated a plan of integration that outlined the actions necessary to combine its existing business and resources with those of CNT. An important part of this plan is the integration of the companies’ products and customer bases, elimination of duplicative activities, and the reduction of the Company’s overall cost structure. The Company has completed significant milestones of its integration process, including selling the Lumberton manufacturing operations and eliminating more than 400 redundant jobs.

Restructuring Costs Expensed in 2006

After the acquisition of CNT, the Company notified redundant employees that their employment would be terminated and provided them with a detailed explanation of their benefits, which included separation pay as well as retention pay for transitional employees. Retention pay offered to all transitional employees was contingent upon the employee rendering future service through a transition period and had no relationship to the employees’ past service; therefore, these benefits were recognized as a restructuring cost ratably over the transition period. No termination or retention benefits were incurred for the quarter ended July 31, 2006, or are expected to be incurred in the future as a result of the CNT integration plan.

Prior to the acquisition, McDATA and CNT each sold a competing Director class product—McDATA’s is branded the Intrepid 10000 and CNT’s is the UltraNet Multi-Service Director (UMD). McDATA offered an exchange program that allowed customers to trade their UMD for a comparable Intrepid 10000 at no cost. The net cost of this program of $6.8 million was recorded as a restructuring cost, which represents the difference between the estimated costs of the Intrepid 10000’s to be installed over the estimated salvage values of the UMD’s to be returned. This program was completed as of July 31, 2006.

Changes to the estimates of executing the currently approved plans of restructuring the pre-merger McDATA organization will be reflected in our results of operations. Restructuring charges of $175,000 and $752,000 for the three and six months ended July 31, 2006, respectively, consists of additional expenses incurred associated with the acquisition of CNT.

The following table summarizes the Company’s utilization of restructuring accruals during the six months ended July 31, 2006 (in thousands):

Employee Severance Benefits
Accrual balance at January 31, 2006	$324
Cash payments	(491)
Additional restructuring charges	751

Accrual balance at July 31, 2006	$584

The restructuring liabilities shown above are included in accrued liabilities in the accompanying balance sheet as of July 31, 2006 and January 31, 2006.

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

As of the acquisition date, management had formulated an integration plan which included the elimination of duplicative headcount, elimination of redundant products, the outsourcing of manufacturing, and the closing of duplicative facilities in overlapping geographies. As a result, over 400 pre-merger CNT employees have been terminated and approximately $10.8 million in termination and relocation benefits for former CNT employees has been recognized. The Company also recognized $8.2 million related to the planned closure of certain pre-merger CNT offices. For sites where the Company expected to negotiate an early termination of the lease, the expected termination costs were accrued. The amounts accrued for the remaining sites were based upon the fair value of the liability at the cease-use date based on the remaining lease rentals reduced by estimated sublease rentals. An additional amount of approximately $9.9 million has been recognized for estimated settlements of various unfulfilled contractual commitments.

In execution of its plan to continue to outsource its manufacturing operations, on June 24, 2005, the Company sold its manufacturing operations and transferred assets related to the former CNT Lumberton, New Jersey manufacturing operations to Solectron Corporation, Inc (Solectron). The terms of the sales agreement include (a) the transfer of equipment related to the manufacturing operations for $1.5 million, (b) the assumption by Solectron of a certain lease obligation related to the facility in Lumberton, New Jersey and a sublease back to the Company for certain space at the facility, (c) the transfer of 123 Company employees to Solectron, and (d) the payment of $3 million in installments over the next year by the Company to Solectron in partial consideration for anticipated restructuring costs to be incurred by Solectron related to this facility. The net payment of $1.5 million required by the Company to transfer these assets and liabilities has been reflected as a liability assumed in the purchase allocation, as discussed more fully in Note 17 of the 10K for the year ended January 31, 2006. In connection with this sale, the Company has agreed to indemnify the buyer and hold them harmless from any loss, as defined in the agreement, which relates to specific issues outlined in the agreement. In accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, the Company has recognized a liability of approximately $0.4 million for the underlying fair value of these obligations, which has also been included in long term liabilities assumed in the purchase of CNT.

Changes to estimated restructuring costs as a result of executing the currently approved plans associated with the pre-merger activities of CNT were recorded as adjustments to goodwill during the purchase price allocation period which ended May 31, 2006. Changes after May 31, 2006 will be recorded in the Company’s consolidated statement of operations.

The following table summarizes the Company’s utilization of restructuring accruals pertaining to pre-merger operations of CNT from January 31, 2006 to July 31, 2006 (in thousands):

	Employee Severance and Relocation Benefits	Facility Closure and Exit Costs	Contract Termination Costs	Totals
Accrual balance at January 31, 2006	$2,106	$7,234	$4,077	$13,417
Cash payments	(951)	(2,224)	(232)	(3,407)
Change to estimated costs	66	(1,111)	1,936	891

Accrual balance at July 31, 2006	$1,221	$3,899	$5,781	$10,901

Of the restructuring liabilities described above, $6.2 million is included in other long term liabilities and the remaining amounts are included in accrued liabilities and accrued wages, salaries and benefits in the accompanying consolidated balance sheet as of July 31, 2006.

Note 6—Components of Selected Balance Sheet Accounts

(in thousands)

	July 31, 2006	January 31, 2006
Inventories:
Raw materials	$18,159	$22,868
Work-in-progress	621	1,253
Finished goods	16,866	8,979

Total inventories	$35,646	$33,100

As part of the June 1, 2005, business combination with CNT, the Company acquired CNT’s Matrix switch and related legacy product line (Matrix). The assets associated with Matrix included inventory for which the Company established certain reserves for inventory obsolescence. The Company also capitalized certain costs into inventory due to the production of product. In July of 2006, the Company reviewed Matrix and determined that the product line’s value was significantly below its fair value based on efforts to market Matrix as a saleable operation. In response to its assessment, the Company recorded a $6.5 million valuation allowance against Matrix inventory. (See Note 7, Impairment of Long-lived Assets)

	July 31, 2006	January 31, 2006
Property and Equipment:
Land	$17,799	$17,799
Building	32,596	32,573
Equipment and Furniture	124,095	122,680
Computer software for internal use	30,268	30,787
Leasehold improvements	14,470	8,449
Construction in progress	1,110	838

	220,338	213,126
Less accumulated depreciation and amortization	(114,686)	(104,008)

Total property and equipment, net	$105,652	$109,118

	July 31, 2006	January 31, 2006
Accrued liabilities:
Wages and employee benefits	$26,228	$27,916
Purchase commitments and other supply obligations	9,361	10,480
Warranty reserves (1)	5,929	6,806
Income taxes payable	10,406	10,215
Taxes, other than income tax	5,532	5,903
Interest payable	3,461	4,416
Customer obligations	6,531	8,227
Restructuring accruals	1,187	14,188
Other accrued liabilities	3,860	6,125

	$72,495	$94,276

(1)	Activity in the warranty reserves is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
Balance at beginning of period	$6,318	$5,438	$6,806	$5,592
Warranty expense, net	1,471	2,069	2,946	2,111
Non-expensed warranty obligations	—	—	—	17
Warranty claims	(1,860)	(2,486)	(3,823)	(2,699)
Acquired warranty liability	—	1,744	—	1,744

Balance at end of period	$5,929	$6,765	$5,929	$6,765

From time to time, the Company is indemnified by its suppliers for warranty claims related to components that are contained within its products. In these circumstances, the Company records a non-expensed warranty obligation against which future warranty claims for those components will be provided by the Company to its customers.

Note 7—Impairment of Long-lived Assets

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). This Statement requires that long-lived and intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

As part of the June 1, 2005, business combination with CNT, the Company acquired CNT’s Matrix switch and related legacy product line (Matrix). The assets associated with Matrix included fixed assets and developed technology costs (intangible assets). Although the Company marketed the Matrix business and entered into negotiations for its potential sale, the Company had classified these assets as held and used which is consistent with the provisions of SFAS 144, and recorded revenue from the sales of Matrix, the related cost of sales, and charges for inventory obsolescence in our consolidated statements of operations.

In the second quarter of 2006, the Company reviewed the value of Matrix due to changes in circumstances that indicated that the carrying value of Matrix would not be recoverable due to a decrease in interest from potential buyers of Matrix. Due to the decreased interest in Matrix which limited the Company’s efforts to market Matrix as a saleable operation, the Company determined that the product line’s fair value was below its carrying costs. Because of this assessment, the Company recorded an asset impairment of $3.1 million which includes a $3.0 million decline in the fair market value the Matrix developed technology and an $86,000 decline in the fair value of the related fixed assets. In addition, the Company recorded a $6.5 million valuation allowance for the associated inventory in cost of goods sold in its consolidated statement of operations during the quarter ended July 31, 2006.

As part of the June 1, 2005, business combination with CNT, McDATA acquired a note receivable from a certain CNT partner of approximately $1.0 million. The terms of the receivable stated that payments of approximately $400,000 are due on April 21 on an annual basis through 2008. Because the Company had not received its April 2006 payment, the Company reassessed the collectibility of the note receivable. A review of the related customer’s financial condition indicated that it was probable that the note was uncollectible. Because of its assessment, the Company created a reserve for the entire amount of the receivable, which is recorded as an operating expense in its statement of operations for the three and six months ended July 31, 2006.

Note 8—Goodwill and Intangible Assets

The Company is currently amortizing its acquired intangible assets with finite lives over periods ranging from one to seven years. The following table summarizes the components of gross and net intangible asset balances (in thousands):

	July 31, 2006			January 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$139,787	$66,531	$73,256	$143,490	$55,025	$88,465
Customer relationships	30,234	6,318	23,916	30,234	4,005	26,229
Backlog	17,606	17,606	—	17,606	10,255	7,351
Other	4,591	3,097	1,494	4,578	2,929	1,649

Total intangible assets	$192,218	$93,552	$98,666	$195,908	$72,214	$123,694

Expected annual amortization expense related to acquired intangible assets is as follows:

For fiscal years:
2006(1)	$13,493
2007	26,185
2008	25,849
2009	19,718
2010 and thereafter	13,421

Total expected amortization expense	$98,666

(1)	Reflects the remaining six months of fiscal year 2006.

Amortization expense related to acquired intangible assets was $10.9 million and $9.5 million for the three months ended July 31, 2006 and 2005, respectively. For the six months ended July 31, 2006 and 2005, amortization of acquired intangible assets was $22.0 million and $15.1 million, respectively.

Changes in the carrying amount of goodwill for the six months ended July 31, 2006 are as follows (in thousands):

	Product Segment	Services Segment	Total
Balance as of January 31, 2006	$128,972	$137,169	$266,141
Goodwill acquired	—	—	—
Goodwill impaired	—	—	—
Other(1)	(4,739)	2,071	(2,668)

Balance as of July 31, 2006	$124,233	$139,240	$263,473

(1)	Represents a net decrease to goodwill in the six months ended July 31, 2006, as a result of adjusting the estimated fair market value of certain purchased assets and liabilities of CNT.

As a result of the merger with CNT, and upon completing the integration of CNT’s service business in the third quarter of fiscal 2005, the Company operates in two distinct reporting segments, each constituting a separate reporting unit for purposes of allocating goodwill. Goodwill acquired in the merger with CNT has been allocated to these two reporting segments based on the work of a third party valuation expert. Goodwill was allocated between the two segments based upon each segment’s relative projected operating profits. The product and service segment goodwill balances is tested for impairment annually or more frequently, if events or circumstances indicate that impairment might exist. There were no impairments of goodwill recognized for the three and six months ended July 31, 2006.

Note 9—Convertible Subordinated Debt

Convertible subordinated debt includes the Company’s 2.25% convertible subordinated notes (the 2.25% Notes) due February 15, 2010, and $122.4 million outstanding 3.00% Convertible Subordinated Notes due February 15, 2007, previously issued by CNT (the 3.00% Notes), which were assumed in the Merger.

On February 7, 2003, the Company sold $172.5 million of 2.25% convertible subordinated notes due February 15, 2010, raising net proceeds of approximately $167 million. The 2.25% Notes are convertible into Class A common stock at a conversion rate of 93.3986 shares per $1,000 principal amount of notes (aggregate of approximately 16.1 million shares) at any time prior to February 15, 2010, subject to adjustments. As of July 31, 2006, the approximate bid and ask prices per $100 of our 2.25% Notes was $84.375 and $85.125, respectively, resulting in an aggregate fair value of between $145.5 million and $146.8 million.

Concurrent with the issuance of the 2.25% Notes, the Company entered into share option transactions using approximately $20.5 million of net proceeds. As part of these share option transactions, the Company purchased options that cover approximately 16.1 million shares of Class A common stock, at a strike price of $10.71. The Company also sold options that cover approximately 16.9 million shares of Class A common stock, at a strike price of $15.08. The net cost of the share option transactions was recorded against additional paid-in-capital.

In July 2003, the Company entered into an interest rate swap agreement with a notional amount of $155.3 million that has the economic effect of modifying that dollar portion of the fixed interest obligations associated with the 2.25% Notes so that the interest payable effectively becomes variable based on the six-month London Interbank Offered Rate (LIBOR) minus

152 basis points. The reset dates of the swap are February 15 and August 15 of each year until maturity on February 15, 2010. At July 31, 2006, the six-month LIBOR setting for the swap was 4.93%, creating a rate of approximately 3.41%, which was effective until August 15, 2006. On August 15, 2006 the rate was reset to 5.47%, creating a rate of approximately 3.95%, which is effective until February 15, 2007. The swap was designated as a fair value hedge and, the gain or loss on the swap, as well as the fully offsetting gain or loss on the 2.25% Notes attributable to the hedged risk, were recognized in earnings. At July 31, 2006, the fair value of the interest rate swap had decreased from inception to a negative $7.9 million and is included in long-term liabilities. As part of the agreement, the Company is also required to post collateral based on changes in the fair value of the interest rate swap. This collateral, in the form of restricted cash, approximated $11.7 million at July 31, 2006.

On June 1, 2005, effective upon the consummation of the Merger, the Company fully and unconditionally guaranteed the 3.00% Notes and became a co-obligor on the 3.00% Notes with CNT and the 3.00% Notes became convertible into the Company’s Class A stock at a price of approximately $14.75 per share (aggregate of approximately 8.4 million shares) at any time prior to maturity on February 15, 2007, all pursuant to the terms of the Supplemental Indenture. All other terms of the 3.00% Notes remained unchanged. The 3.00% Notes were issued by CNT in 2002 and had an aggregate par value of $124.4 million at the time of the guarantee. In accordance with purchase accounting rules, the Notes were adjusted to their aggregate fair value of $118.8 million based on the quoted market closing price as of the acquisition date. The $5.6 million reduction in the Notes’ carrying value will be accreted to interest expense on a straight-line basis over the remaining term of the Notes. On July 31, 2006, the approximate bid and ask prices per $100 of our 3.00% Notes was $98.125 and $98.375, respectively, resulting in an aggregate fair value of between $120.1 million and $120.4 million.

Prior to the Merger, CNT entered into an interest-rate swap agreement with a notional amount of $75 million that has the economic effect of modifying that dollar portion of the fixed interest obligations associated with $75 million of the 3.00% Notes such that the interest payable effectively becomes variable based on the three-month LIBOR plus 69.5 basis points. The payment and reset dates of the swap are January 31, April 30, July 31 and October 31 of each year, until maturity on February 15, 2007. At July 31, 2006, the three-month LIBOR setting for the swap was 5.49%, resulting in a combined effective rate of approximately 6.18%, which is effective until October 31, 2006. The swap was designated as a fair value hedge, and as such, the gain or loss on the swap, as well as the fully offsetting gain or loss on the notes attributable to the hedged risk, are recognized in earnings. At July 31, 2006, the fair value of the interest rate swap had decreased to a negative $1.3 million and is included in short-term liabilities. As part of the agreement, the Company is also required to post collateral based on changes in the fair value of the interest rate swap. This collateral, in the form of restricted cash, approximated $3.9 million at July 31, 2006.

On July 11, 2006, the Company repurchased certain amounts of the 3.00% Notes with a face value of $2.0 million for $1.97 million plus accrued interest of $24,000. The gain that was recorded in other income in the Company’s consolidated statement of operations was insignificant.

Note 10—Interest and Other Income, Net

Interest and other income, net consist of:

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
Interest income	$4,133	$2,450	$7,859	$4,535
Net realized gains/(losses) on available for sale investments	152	(74)	803	(378)
Sale of equity investment and other income	2,765	—	2,662	—
Exchange rate gains	49	—	534	—
Unrealized gain on hedged investments	276	102	16	91

Interest and other income, net	$7,375	$2,478	$11,874	$4,248

In April of 2006, Emulex Corporation announced their intent to purchase the Company’s equity investment in Aarohi, and in May of 2006, Emulex announced the completion of that purchase. Under the terms of the cross indemnification agreement, the pro rata share of merger consideration received by the Company in May of 2006 will be approximately $3.1 million. Approximately $2.7 million of the merger consideration was received in May of 2006, and the remainder has been deposited in an escrow account and will be distributed in whole or in part over the next 18 months. The Company recorded its pro rata share as other income in its condensed consolidated statement of operations.

Note 11—Income Tax

For the three-month periods ended July 31, 2006 and July 31, 2005 the Company recorded an income tax benefit of $343,000 and an income tax provision of $6.0 million, respectively. For the six-month periods ended July 31, 2006 and July 31, 2005 the Company recorded an income provision of $1.3 million and $6.4 million respectively.

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

The Company has established a valuation allowance against its entire domestic net deferred tax asset and a substantial portion of the net deferred tax asset in various foreign jurisdictions. Therefore, no tax benefit is recognized currently if there is an increase to the net deferred tax asset in any of these jurisdictions. The need for a valuation allowance is determined in accordance with the provisions of SFAS 109, which requires an assessment of all available negative and positive evidence, including past operating results, the existence of cumulative losses in the most recent fiscal years and forecasts of future taxable income. Significant management judgment is required in determining the need to establish or maintain a valuation allowance. SFAS 109 requires that greater weight be given to previous cumulative losses than the outlook for future profitability when determining whether it is more likely than not that the benefits of a recorded deferred tax asset will be realized. To the extent future realization of the benefits of a deferred tax asset is unlikely, a valuation allowance is recorded. The Company has re-evaluated the need for a valuation allowance based on its most recent results and concluded that a valuation allowance is still required with respect to the domestic net deferred tax asset and the net deferred tax asset in many of the foreign jurisdictions in which the Company is subject to income tax.

The Company adopted SFAS 123R on February 1, 2006. SFAS 109 requires that differences between the deductible temporary difference between the compensation expense calculated under SFAS 123R and the tax deduction that would result based on the current fair value of the entity’s shares shall not be considered in measuring the gross deferred tax asset or determining the need for a valuation allowance for a deferred tax asset recognized. Because the Company has established a valuation allowance, the tax benefit of approximately $1.0 million is not recorded, but will be tracked by the Company and will be used when the existing deferred tax asset is realized. The Company is still evaluating the use of the short-cut method as allowed by SFAS 123R and its interpretations.

Note 12—Net Loss Per Share

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

Following is reconciliation between basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
Net loss	$(20,565)	$(25,518)	$(30,109)	$(28,375)
Weighted average shares of common stock outstanding used in computing basic net loss per share	154,221	139,130	153,436	127,302
Effect of dilutive stock options and warrants	—	—	—	—

Weighted average shares of common stock used in computing diluted net loss per share	154,221	139,130	153,436	127,302

Basic and diluted net loss per share	$(0.13)	$(0.18)	$(0.20)	$(0.22)

As a result of the Company’s net losses for the three and six month periods ended July 31, 2006 and July 31, 2005, all potentially dilutive shares were anti-dilutive and therefore excluded from the computation of diluted net loss per share.

Note 13—Stock-Based Compensation

Effective February 1, 2006, the Company began recording compensation expense associated with stock-based awards and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123-R, Share-Based Payment, (SFAS 123R) as interpreted by SEC Staff Accounting Bulletin No. 107. The Company adopted the modified prospective transition method provided for under SFAS 123R, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock-based awards recognized in the first and second quarters of fiscal year 2006 now includes amortization related to the remaining unvested portion of stock-based awards granted prior to February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS 123); and amortization related to stock-based awards granted on or subsequent to February 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the expected term of the award.

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

Stock Options

The Company provides ISO’s and NQSO’s to certain employees. When the measurement date is certain, the fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the following table. The expected volatility is based on an equal weighted average of implied volatilities from traded options of the Company’s stock and historical volatility of the Company’s stock. The risk free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not anticipate paying cash dividends in the near future. The Company has computed the fair values of each option granted during the three and six months ended July 31, 2006 and 2005, respectively, using the Black-Scholes option-pricing model and the following assumptions:

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
Stock Options
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk free interest rate	4.93% - 5.07%	3.69 - 4.07%	4.57% - 5.07%	3.69% - 4.27%
Expected volatility	50%	60% - 77%	50%	60% - 77%
Expected term (in years)	6.3	4	6.3	4

Non-Vested Restricted Stock and Restricted Stock Units

The Company provided certain directors and executives with restricted stock awards with service and performance components prior to the adoption of SFAS 123R. The Company accounted for the compensation cost service component in accordance with APB 25, using the grant date fair value and amortizing the cost over the service period. At interim periods, the performance component was measured in accordance with FASB Interpretation 28 based on an estimate of the number of shares that would vest and the market price of the stock at interim dates. Upon adoption of SFAS 123R, the Company ceased applying variable accounting for APB 25 awards. The Company will record compensation cost for the unvested portion using the grant date value and amortize the unvested awards over the service period.

In addition, the Company adjusted the remaining deferred compensation balance that was established when the restricted stock awards were granted to additional paid-in-capital.

Effective February 1, 2006, the Company changed its expense recognition policy from using the graded vesting attribution model to the straight-line attribution model as permitted with the adoption of SFAS 123R.

Compensation Costs

The following table summarizes stock-based compensation costs under SFAS 123R for the three and six months ended July 31, 2006 (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005(1)	2006	2005(1)
Cost of sales	$271	$112	$625	$127
Research and development	583	585	1,541	1,039
Capitalized software development costs	(125)	—	(757)	—
Sales and marketing	614	382	1,253	450
General and administrative	1,170	2,290	2,476	2,471

Total stock based compensation related to employee stock options and employee stock purchases, net of tax and software development costs	$2,513	$3,369	$5,138	$4,087

(1)	Total stock-based compensation as of July 31, 2005, excludes certain stock-based awards, which were previously reported as proforma compensation expense under SFAS 123 (see Note 2, “Summary of Significant Accounting Policies,” of the SEC form 10K for the year ended January 31, 2006).

The following table illustrates the effect on net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Three Months Ended July 31, 2005	Six Months Ended July 31, 2005
Net loss, as reported	$(25,518)	$(28,375)
Add: Total stock-based employee compensation expense included in net loss as determined under the intrinsic value method, net of related tax effects	3,369	4,087
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(7,065)	(11,611)

Pro forma net loss	$(29,214)	$(35,899)

Loss per share:
Basic and diluted-as reported	$(0.18)	$(0.22)

Basic and diluted -pro forma	$(0.21)	$(0.28)

A summary of stock option and restricted stock activity under the Company’s various stock option plans for the six months ended July 31, 2006 is presented as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Class A common stock options
Outstanding, January 31, 2006	9,643	$9.97
Granted	—	—
Exercised	(532)	1.06
Forfeited or expired	(945)	10.87

Outstanding, July 31, 2006	8,166	$10.86	4.21	$122

Ending vested and expected to vest, July 31, 2006	7,035	$11.40	3.56	$111

Exercisable and vested, July 31, 2006	7,035	$11.40	3.56	$111

	Shares (in thousands)	Weighted Average Grant Date Fair Value Range
Nonvested shares—Class A common stock options
Nonvested at January 31, 2006	2,169	$3.60
Granted	—	—
Vested	(836)	1.74 - 9.55
Forfeited or expired	(202)	3.31

Outstanding, July 31, 2006	1,131	$3.02

As of July 31, 2006, there was $3.4 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.29 years.

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Class B common stock options
Outstanding, January 31, 2006	20,288	$7.10
Granted	2,078	1.56
Exercised	(758)	.95
Forfeited or Expired	(2,009)	7.87

Outstanding, July 31, 2006	19,599	$6.66	7.03	$7,700

Ending vested and expected to vest, July 31, 2006	10,433	$9.45	5.61	$1,335

Exercisable and vested, July 31, 2006	10,433	$9.45	5.61	$1,335

	Shares (in thousands)	Weighted Average Grant Date Fair Value Range
Nonvested shares—Class B common stock options
Nonvested at January 31, 2006	10,805	$2.93
Granted	2,078	3.43
Vested	(2,741)	1.64 - 16.50
Forfeited or expired	(976)	2.92

Outstanding, July 31, 2006	9,166	$2.97

As of July 31, 2006, there was $27.2 million of total unrecognized compensation costs related to class B common stock options. These costs are expected to be recognized over a weighted average period of 3.0 years.

Note 14—Stockholders’ Equity

Stock Repurchase Plan

In October 2005, the Company’s Board of Directors amended its stock repurchase plan to authorize the repurchase of up to $25 million of its common stock (Class A, Class B or a combination thereof). This repurchase plan will expire on October 31, 2006 and allows the Company to repurchase shares on the open market, in negotiated transactions off the market, or pursuant to a Rule 10b5-1 plan adopted by the Company. The Company adopted a Rule 10b5-1 plan in September 2004, which allows the Company to repurchase its shares during a period in which the Company is in possession of material non-public information, provided the Company communicates share repurchase instructions to the broker at a time when the Company was not in possession of such material non-public information. Since inception of the original repurchase plan in fiscal 2003, approximately 4.5 million shares (approximately 1.4 million shares of Class A and approximately 3.1 million shares of Class B) have been repurchased with a total cost of approximately $23.6 million. During the three and six months ended July 31, 2006, there were no share repurchases. The Company is not anticipating future repurchases due to the pending acquisition by Brocade discussed further in Note 17.

Note 15—Segment Information

FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131), establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision makers are our Chief Executive Officer and Chief Operating Officer.

Prior to the Merger with CNT, the Company had one reporting segment relating to the design, development, manufacture and sale of data access and storage networking solutions that provide highly available, scalable and centrally managed storage area networks (SANs). The Company’s Chief Operating Decision Makers, as defined by SFAS No. 131, had allocated resources and assessed the performance of the Company based on consolidated revenue and overall profitability. Because of the merger with CNT, and the completion of the integration of CNT’s service business, the Company is operating in two distinct reporting segments, one for products and the other for services. The products segment consists of hardware and software products and related software maintenance and support revenue. The services segment consists of break/fix maintenance, extended warranty, installation, consulting, network management and telecommunications services.

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

Summarized financial information by operating segment for the three months ended July 31, 2006 and 2005, based on the internal management system is as follows (in thousands):

	Three Months Ended July 31, 2006				Six Months Ended July 31, 2006
	Product	Service	Unallocated	Total	Product	Service	Unallocated	Total
Revenue	$118,134	$31,996	$—	$150,130	$253,443	$64,999	$—	$318,442
Cost of Revenue	$66,720	$21,464	$—	$88,184	$137,928	$41,371	$—	$179,299
Gross Margin	$51,414	$10,532	$—	$61,946	$115,515	$23,628	$—	$139,143
Research and Development	$26,004	$—	$—	$26,004	$52,564	$—	$—	$52,564
Selling and Marketing	$—	$—	$36,123	$36,123	$—	$—	$73,435	$73,435
General and Administrative	$—	$—	$8,650	$8,650	$—	$—	$18,533	$18,533
Restructuring and Impairment Charges	$4,482	$—	$—	$4,482	$5,360	$—	$—	$5,360
Amortization of intangible assets	$—	$—	$10,947	$10,947	$—	$—	$22,007	$22,007
Income (loss) from operations	$20,928	$10,532	$55,720	$24,260	$57,591	$23,628	$(113,975)	$(32,756)

	Three Months Ended July 31, 2005				Six Months Ended July 31, 2005
	Product	Service	Unallocated	Total	Product	Service	Unallocated	Total
Revenue	$139,139	$26,170	$—	$165,309	$231,409	$32,768	$—	$264,177
Cost of Revenue	$67,336	$16,349	$—	$83,685	$107,863	$21,262	$—	$129,125
Gross Margin	$71,803	$9,821	$—	$81,624	$123,546	$11,506	$—	$135,052
Research and Development	$31,972	$—	$—	$31,972	$53,358	$—	$—	$53,358
Selling and Marketing	$—	$—	$38,638	$38,638	$—	$—	$62,754	$62,754
General and Administrative	$—	$—	$11,369	$11,369	$—	$—	$17,133	$17,133
Restructuring and Impairment Charges	$9,752	$—	$—	$9,752	$9,752	$—	$—	$9,752
Amortization of intangible assets	$—	$—	$9,537	$9,537	$—	$—	$15,107	$15,107
Income (loss) from operations	$30,079	$9,821	$(59,544)	$(19,644)	$60,436	$11,506	$(94,994)	$(23,052)

The following table presents supplemental data for McDATA revenue channels. A significant portion of revenue is concentrated with the largest storage OEMs, EMC, IBM and HDS. Other major storage and system vendors, including Dell, HP, and Sun, offer McDATA solutions to their customers. In addition to storage and system vendors, the Company has relationships with many resellers, distributors and systems integrators. The Company also sells select products and services directly to end customers.

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
EMC	27%	28%	28%	36%
IBM	30%	25%	29%	25%
HDS	8%	5%	7%	7%
Other channels	35%	42%	36%	32%

Total revenue	100%	100%	100%	100%

Revenues are attributed to geographic areas based on the location of the customers to which products are shipped. International revenues primarily consist of sales to customers in Western Europe and the greater Asia Pacific region. Included in domestic revenues are sales to certain OEM customers who take possession of products domestically and then distribute these products to their international customers. In addition, included in revenues from Western Europe are sales to certain OEM customers who take possession of products in distribution centers designated for international-bound product and then distribute these products among various international regions. The mix of international and domestic revenue can, therefore, vary depending on the relative mix of sales to certain OEM customers. For the quarter ended July 31, 2006, domestic and international revenue was 65% and 35% of our total revenue, respectively, as compared to 68%, and 32%, respectively, for the same period in 2005. For the six months ended July 31, 2006, domestic and international revenue was 62% and 38% of our total revenue, respectively, as compared to 67%, and 33%, respectively, for the same period in 2005.

Note 16—Commitments and Contingencies

Commitments

Operating and Capital Leases

The Company had various operating and capital leases in effect at July 31, 2006, for certain buildings, office space and machinery and equipment. Future minimum lease payments under non-cancelable capital and operating leases with terms of one year or more are as follows at July 31, 2006 (in thousands):

	Capital Leases	Operating Leases
2006(1)	$1,486	$5,018
2007	2,816	9,076
2008	977	8,931
2009	50	6,019
2010	—	5,599
Thereafter	—	35,606

Total minimum lease payments	5,329	$70,249

Less portion representing interest	(361)
Less current portion	(2,212)

Long term obligations under capital leases	$2,756

(1)	Reflects the remaining six months of fiscal 2006.

Rent expense for the quarter and six months ended July 31, 2006, was $3.5 million and $7.7 million, respectively, and for the same periods in 2005, rent expense was $4.4 million and $6.8 million, respectively.

On September 9, 2004, the Company entered into a triple net office lease with Ridge Parkway Associates, LLC, a Delaware limited liability company, for the lease of office space at 11802 Ridge Parkway, Building 2, Broomfield, Colorado (the “New Premises”). The Company moved its world headquarters location at 380 Interlocken Crescent, Broomfield, Colorado 80021 to the New Premises with the lease commencing in February of 2006. The term of the new lease is for 11 years (with two 5-year renewal options). The base annual lease rates per rentable square foot for the New Premises range from $0 in the first year to $14.15 in the last year of the lease, plus normal operating expenses. The Company began recognizing rent expense in July 2005, upon the start of the build-out of the premises. The lease has customary terms and conditions.

The Company received the certificate of occupancy on January 31, 2006, and because the project was substantially complete, the Company adjusted the amounts in construction in progress—leased assets, and non-cash obligations for construction in progress—lease facilities in the long term-liability section of the accompanying consolidated balance sheet.

Under the terms of the lease, the Company was provided with approximately $6.7 million of tenant improvements .The Company has recorded these improvements as an addition to property and equipment, and as an addition to long-term liabilities on its consolidated balance sheet. The improvements are being depreciated over the lesser of the life of the related assets or the term of the lease. The related long-term liability is being amortized over the life of the lease, effectively adjusting the Company’s rent expense.

Manufacturing and Purchase Commitments

The Company has contracted with Sanmina SCI Systems, Inc. (SSCI), Solectron Corporation (Solectron) and others (collectively, Contract Manufacturers) for the manufacture of printed circuit boards and box build assembly and configuration for specific multi-protocol directors and switches. The agreements require the Company to submit purchasing forecasts and place orders sixty calendar days in advance of delivery. At July 31, 2006, the Company’s commitment with our Contract Manufacturers for purchases over the next sixty days totaled $55.0 million, and $32.0 million for commitments beyond 60 days. The Company may be liable for materials that the Contract Manufacturers purchase on McDATA’s behalf if the Company’s actual requirements do not meet or exceed its forecasts and those materials cannot be redirected to other uses. We may also be liable for materials that certain component suppliers or product manufacturers have produced or made available to us if our actual requirements do not meet or exceed minimums that we have committed to purchase. At July 31, 2006, the Company had recorded approximately $9.4 million of purchase obligations that we believe is excess or obsolete and cannot be redirected to other uses. Management does not expect the remaining commitments under these agreements to have a material adverse effect on the Company’s business, results of operations, financial position or cash flows.

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

The Company adopted FSP No. 143-1 in the fourth quarter of fiscal 2005 and concluded that no liability has been incurred as of January 31, 2006. The Company continued to analyze the impact of the directive in fiscal 2006 and recognized a reserve of $1.9 million in the first quarter of fiscal 2006 related to the elimination of non-RoHS compliant components at our contract manufacturers.

Indebtedness

As discussed in Note 9, as part of the acquisition of CNT, McDATA guaranteed the payment of principal and interest on approximately $122.4 million principal amount of CNT’s 3.00% Notes. In addition, McDATA has $172.5 million principal amount of outstanding 2.25% subordinated convertible notes due 2010. Unless the price of our common stock increases significantly so that the holders of the convertible notes find it economically advantageous to exercise the conversion feature and receive common stock in lieu of a cash payment of the principal amount and any accrued interest, we may have to repay the debt in cash. Although the Company’s 3.00% Notes are due on February 15, 2007, the Company has sufficient resources to satisfy these obligations as they mature. However, in the future, the Company may lack the resources to satisfy these obligations as they mature, and there can be no assurance that we will possess the resources or be able to secure the resources to satisfy these obligations on commercially reasonable terms, if at all. Any failure by the Company to satisfy these obligations when due would have a material adverse effect on the Company’s business.

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

McDATA’s IPO Laddering Class Action Lawsuits

The Company, Mr. John F. McDonnell, the former Chairman of the board of directors, Mrs. Dee J. Perry, a former officer and Mr. Thomas O. McGimpsey, a current officer were named as defendants in purported securities class action lawsuits filed in the United States District Court, Southern District of New York. The first of these lawsuits, filed on July 20, 2001, is captioned Gutner v. McDATA Corporation, Credit Suisse First Boston (CSFB), Merrill Lynch, Pierce Fenner & Smith Incorporated, Bear, Stearns & Co., Inc., FleetBoston Robertson Stephens et al., No. 01 CIV. 6627. Three other similar suits were filed against the Company and the individuals. The complaints are identical to numerous other complaints filed against other companies that went public in 1999 and 2000. These lawsuits generally allege, among other things, that the registration statements and prospectus filed with the SEC by such companies were materially false and misleading because they failed to disclose (a) that certain underwriters had allegedly solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of shares in connection with the initial public offerings, or IPOs, and (b) that certain of the underwriters had allegedly entered into agreements with customers whereby the underwriters agreed to allocate IPO shares in exchange for which the customers agreed to purchase additional company shares in the aftermarket at pre-determined prices. The complaints allege claims against the Company, the named individuals, and CSFB, the lead underwriter of the Company’s August 9, 2000 initial public offering, under Sections 11 and 15 of the Securities Act. The complaints also allege claims solely against CSFB and the other underwriter defendants under Section 12(a) (2) of the Securities Act, and claims against the individual defendants under Section 10(b) of the Securities Exchange Act. Although management believes that all of the lawsuits are without legal merit and they intend to defend against them vigorously, there is no assurance that the Company will prevail. In September 2002, plaintiffs’ counsel in the above-mentioned lawsuits offered to individual defendants of many of the public companies being sued, including the Company, the opportunity to enter into a Reservation of Rights and Tolling Agreement that would dismiss without prejudice and without costs, all claims against such persons if the company itself had entity coverage insurance. This agreement was signed by Mr. John F. McDonnell, the former Company Chairman, Mrs. Dee J. Perry, the former chief financial officer, and Mr. Thomas O. McGimpsey, the current General Counsel and Vice President of Business Development and the plaintiffs’ executive committee. Under the Reservation of Rights and Tolling Agreement, the plaintiffs dismissed the claims against such individuals. On February 19, 2003, the court in the above-mentioned lawsuits entered a ruling on the pending motions to dismiss, which dismissed some, but not all, of the plaintiffs’ claims against the Company. These lawsuits have been consolidated as part of In Re Initial Public Offering Securities Litigation (SDNY). The Company has considered and agreed to enter into a proposed settlement offer with representatives of the plaintiffs in the consolidated proceeding, and we believe that any liability on behalf of the Company that may accrue under that settlement offer would be covered by our insurance policies. On August 31, 2005, the court preliminarily approved the proposed settlement. A fairness hearing will be held in 2006 before any final settlement is approved, if at all. Until that settlement is fully effective, Management intends to defend against the consolidated proceeding vigorously.

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

InRange’s IPO Laddering Class Action Lawsuits

A shareholder class action was filed against Inrange and certain of its officers on November 30, 2001, in the United States District Court for the Southern District of New York, seeking recovery of damages caused by Inrange’s alleged violation of securities laws, including section 11 of the Securities Act of 1933 and section 10(b) of the Exchange Act of 1934. The complaint, which was also filed against the various underwriters that participated in Inrange’s initial public offering (IPO), is identical to hundreds of shareholder class actions pending in this court in connection with other recent IPOs and is generally referred to as In re Initial Public Offering Securities Litigation. The complaint alleges, in essence, (a) that the underwriters combined and conspired to increase their respective compensation in connection with the IPO by (i) receiving excessive, undisclosed commissions in exchange for lucrative allocations of IPO shares, and (ii) trading in Inrange’s stock after creating artificially high prices for the stock post-IPO through “tie-in” or “laddering” arrangements (whereby recipients of allocations of IPO shares agreed to purchase shares in the aftermarket for more than the public offering price for Inrange shares) and dissemination of misleading market analysis on Inrange’s prospects; and (b) that Inrange violated federal securities laws by not disclosing these underwriting arrangements in its prospectus. The defense has been tendered to the carriers of Inrange’s director and officer liability insurance, and a request for indemnification has been made to the various underwriters in the IPO. At this point, the insurers have issued a reservation of rights letter and the underwriters have refused indemnification. The court has granted Inrange’s motion to dismiss claims under section 10(b) of the Securities Exchange Act of 1934 because of the absence of a pleading of intent to defraud. The court granted plaintiffs leave to replead these claims, but no further amended complaint has been filed. The court denied Inrange’s motion to dismiss claims under section 11 of the Securities Act of 1933. The court has also dismissed Inrange’s individual officers without prejudice, after they entered into a tolling agreement with the plaintiffs. On July 25, 2003, Inrange’s board of directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of Inrange and of the individual defendants for the conduct alleged in the action to be wrongful in the complaint. Inrange would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims Inrange may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by Inrange’s insurers. In June 2004, an agreement of settlement was submitted to the court for preliminary approval. On August 31, 2005, the court preliminarily approved the proposed settlement. A fairness hearing will be held in 2006 before any final settlement is approved, if at all. Until the settlement is effective, management intends to defend against this consolidated proceeding vigorously.

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

Indemnifications and Guarantees

Ordinary Course Purchase and Sale Agreements

During its normal course of business, the Company may enter into agreements with customers, resellers, OEMs, systems integrators, distributors and others. These agreements typically require the Company to indemnify the other party against claims of intellectual property infringement made by third parties arising for the use of our products. In addition, the majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company evaluates and estimates losses from such indemnification under SFAS No. 5, “Accounting for Contingencies”, as interpreted by FASB Interpretation No. 45. To date, the Company has not incurred any material costs because of such obligations and has not accrued any liabilities related to such indemnification and guarantees in our financial statements.

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

SPX Tax Sharing Agreement

Inrange Technologies Corporation (Inrange) is subject to a tax sharing agreement with SPX Corporation (SPX) relating to previous tax years when Inrange was part of the SPX consolidated tax group (the SPX Agreement). Inrange was acquired by CNT from SPX in May 2003. When McDATA acquired CNT, Inrange became an indirect subsidiary of McDATA. Pursuant to the SPX Agreement, if the taxing authority adjusts Inrange losses utilized in previous tax years by the SPX consolidated group, Inrange must compensate SPX for the lost tax benefits. The Internal Revenue Service is currently examining tax returns filed by SPX for certain years that Inrange was included in the SPX consolidated return. At this time, we are not aware of any audit adjustments that would require Inrange to compensate SPX for lost tax benefits.

Note 17—Subsequent Events - Proposed Merger with Brocade

On August 7, 2006, McDATA, Brocade Communication Systems, Inc., a Delaware corporation (Brocade), and Worldcup Merger Corporation, a Delaware corporation and a wholly-owned subsidiary of Brocade (Merger Sub), entered into an Agreement and Plan of Reorganization (the Merger Agreement) providing for a business combination whereby Merger Sub will merge with and into McDATA (the Merger). Because of the Merger, the separate corporate existence of Merger Sub will cease and McDATA will continue as the surviving corporation of the Merger and a wholly owned subsidiary of Brocade. At the effective time of the Merger (the Effective Time), each share of McDATA Class A common stock and Class B common stock (other than shares owned by McDATA or Brocade) will be converted into the right to receive 0.75 shares of Brocade common stock (the Exchange Ratio). Each outstanding McDATA stock option, restricted stock unit and share of restricted stock (whether vested or unvested) will be assumed by Brocade and will be converted into Brocade common stock or the right to receive Brocade common stock, as the case may be, based upon the Exchange Ratio. The issuance of Brocade common stock in the Merger is subject to the approval of Brocade’s stockholders and the adoption of the Merger Agreement is subject to the approval of the McDATA stockholders. In addition, the Merger is subject to the expiration of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act (the HSR Act) and certain foreign antitrust laws, the Securities Exchange Commission (SEC) declaring effective the registration statement covering the shares of Brocade common stock to be issued in the Merger and certain other customary closing conditions.

In August of 2006, the Company established retention compensation plans for certain employees. The plans will provide these employees with a combination of cash and stock that will vest under certain conditions. The plans stipulate that the employees will receive compensation even if the Merger with Brocade does not occur. When these plans are communicated to the respective employees, the Company will make a determination of the fair value of the compensation and will amortize the amount over the service period.

Note 18—Supplemental Guarantor Information

On June 1, 2005, as part of the merger with CNT, McDATA Corporation (Parent Guarantor) fully and unconditionally guaranteed CNT’s convertible debt. In February 2002, CNT (Issuer of Notes) sold $125 million of 3% convertible subordinated notes due February 15, 2007. The notes were convertible into CNT common stock at the price of $19.17 per share. Due to the Merger, the notes are now convertible into Class A McDATA stock at a price of approximately $14.75 per share (aggregate of approximately 8.4 million shares) at any time prior to their maturity on February 15, 2007. At July 31, 2006, the amount outstanding on the CNT notes was $122.4 million. After the merger, the corporate name of CNT was changed to McDATA Services Corporation.

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

McDATA CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS (1)

As of July 31, 2006

(in thousands, unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiaries Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$107,554	$18,613	$2,380	$—	$128,547
Securities lending collateral	86,212	—	—	—	86,212
Short-term investments	205,612	—	—	—	205,612
Accounts receivable, net	81,790	12,723	—	365	94,878
Intercompany accounts receivable, net	(331,848)	196,630	(38,691)	173,909	—
Inventories, net	31,239	5,364	—	(957)	35,646
Prepaid expenses and other	1,220	11,236	572	(116)	12,912
Restricted cash	3,890	—	—	—	3,890

Total current assets	185,669	244,566	(35,739)	173,201	567,697
Property and equipment, net	88,191	15,448	1,294	719	105,652
Long-term investments	25,025	11	—	—	25,036
Investment in subsidiaries	410,526	235,654	2	(646,182)	—
Restricted cash	11,659	—	—	—	11,659
Intangible assets, net	42,930	(836)	55,736	836	98,666
Goodwill	184,519	261	78,693	—	263,473
Other assets, net	40,528	17,430	194	856	59,008

Total assets	$989,047	512,534	$100,180	(470,570)	$1,131,191

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$34,216	$7,948	$101	$699	$42,964
Accrued liabilities	49,723	28,818	(6,046)	—	72,495
Securities lending collateral payable	86,212	—	—	—	86,212
Current portion of deferred revenue	17,229	42,533	70	—	59,832
Current portion of notes payable and obligations under capital leases	532	1,680	—	—	2,212
Interest rate swap	—	1,332	—	—	1,332
Convertible subordinated debt	—	119,278	—	—	119,278

Total current liabilities	187,912	201,589	(5,875)	699	384,325
Obligations under capital leases, less current portion	641	2,115	—	—	2,756
Deferred revenue, less current portion	7,454	20,838	2	—	28,294
Other long-term liabilities	8,258	5,805	—	308	14,371
Interest rate swap	7,884	—	—	—	7,884
Convertible subordinated debt	164,616	—	—	—	164,616

Total liabilities	376,765	230,347	(5,873)	1,007	602,246
Total stockholders’ equity	612,282	282,187	106,053	(471,577)	528,945

Total liabilities and stockholders’ equity	$989,047	512,534	$100,180	(470,570)	$1,131,191

(1)	In conjunction with the guarantee of McDATA Services Corporation’s (formerly known as CNT) convertible debt, the accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered.” This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles and is not representative of the operations of McDATA or the former CNT on either a pre-merger or stand-alone basis.

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

McDATA CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (1)

For the Three Months Ended July 31, 2006

(in thousands, except per share data)

(unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiaries Non Guarantors	Eliminations	Consolidated
Total revenue	$110,594	$40,032	$73	$(569)	$150,130
Total cost of revenue	58,111	30,654	309	(890)	88,184

Gross profit	52,483	9,378	(236)	321	61,946
Operating expenses:
Research and development	25,293	630	81	—	26,004
Selling and marketing	22,162	8,565	5,396	—	36,123
General and administrative	6,966	1,193	488	3	8,650
Amortization of purchased intangible assets	5,838	—	5,109	—	10,947
Restructuring and impairment charges	4,509	(8)	(19)	—	4,482

Total operating expenses	64,768	10,380	11,055	3	86,206
Income (loss) from operations	(12,285)	(1,002)	(11,291)	318	(24,260)
Interest and other income, net of interest expense	(1,435)	(1,576)	6,363	—	3,352

Income (loss) before income taxes	(13,720)	(2,578)	(4,928)	318	(20,908)
Income tax expense (benefit)	302	(607)	(38)	—	(343)
Equity loss from subsidiaries of non-guarantors	(4,890)	—	—	4,890	—

Net income (loss)	$(18,912)	$(1,971)	$(4,890)	$5,208	$(20,565)

(1)	In conjunction with the guarantee of McDATA Services Corporation’s (formerly known as CNT) convertible debt, the accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered.” This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles and is not representative of the operations of McDATA or the former CNT on either a pre-merger or stand-alone basis.

McDATA CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (1)

For the Six Months Ended July 31, 2006

(in thousands, except per share data)

(unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiaries Non Guarantors	Eliminations	Consolidated
Total revenue	$240,744	$79,182	$154	$(1,638)	$318,442
Total cost of revenue	125,638	54,584	758	(1,681)	179,299

Gross profit	115,106	24,598	(604)	43	139,143
Operating expenses:
Research and development	50,800	1,562	202	—	52,564
Selling and marketing	46,170	14,247	13,018	—	73,435
General and administrative	15,473	2,040	1,018	2	18,533
Amortization of purchased intangible assets	11,791	—	10,216	—	22,007
Restructuring and impairment charges	5,388	(8)	(20)	—	5,360

Total operating expenses	129,622	17,841	24,434	2	171,899
Income (loss) from operations	(14,516)	6,757	(25,038)	41	(32,756)
Interest and other income, net of interest expense	(9,670)	(2,940)	16,577	—	3,967

Income (loss) before income taxes	(24,186)	3,817	(8,461)	41	(28,789)
Income tax expense (benefit)	1,107	(18)	231	—	1,320
Equity loss from subsidiaries of non-guarantors	(8,692)	—	—	8,692	—

Net income (loss)	$(33,985)	$3,835	$(8,692)	$8,733	$(30,109)

(1)	In conjunction with the guarantee of McDATA Services Corporation’s (formerly known as CNT) convertible debt, the accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered.” This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles and is not representative of the operations of McDATA or the former CNT on either a pre-merger or stand-alone basis.

McDATA CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (1)

For the Three Months Ended July 31, 2005

(in thousands, except per share data)

(unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiaries Non Guarantors	Eliminations	Consolidated
Total revenue	$100,755	$66,623	$179	$(2,248)	$165,309
Total cost of revenue	52,753	32,925	255	(2,248)	83,685

Gross profit	48,002	33,698	(76)	—	81,624
Operating expenses:
Research and development	29,345	2,266	361	—	31,972
Selling and marketing	25,617	5,968	7,006	47	38,638
General and administrative	9,949	837	583	—	11,369
Amortization of purchased intangible assets	3,968	—	5,569	—	9,537
Restructuring charges	9,752	—	—	—	9,752

Total operating expenses	78,631	9,071	13,519	47	101,268
Income (loss) from operations	(30,629)	24,627	(13,595)	(47)	(19,644)
Interest and other income, net of interest expense	(7,076)	(1,330)	8,391	149	134

Income (loss) before income taxes and equity in net loss of affiliated company	(37,705)	23,297	(5,204)	102	(19,510)
Income tax expense (benefit)	(161)	4,092	2,077	—	6,008
Equity loss from subsidiaries of non-guarantors	(7,281)	—	—	7,281	—

Net income (loss)	$(44,825)	$19,205	$(7,281)	$7,383	$(25,518)

(1)	In conjunction with the guarantee of CNT’s convertible debt, the accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered.” This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles and is not representative of the operations of McDATA or CNT on either a pre-merger or stand-alone basis.

McDATA CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (1)

For the Six Months Ended July 31, 2005

(in thousands, except per share data)

(unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiaries Non Guarantors	Eliminations	Consolidated
Total revenue	$199,424	$66,623	$378	$(2,248)	$264,177
Total cost of revenue	97,072	32,925	1,376	(2,248)	129,125

Gross profit	102,352	33,698	(998)	—	135,052
Operating expenses:
Research and development	50,329	2,266	763	—	53,358
Selling and marketing	42,884	5,968	13,855	47	62,754
General and administrative	15,057	837	1,239	—	17,133
Amortization of purchased intangible assets	3,968	—	11,139	—	15,107
Restructuring charges	9,752	—	—	—	9,752

Total operating expenses	121,990	9,071	26,996	47	158,104
Income (loss) from operations	(19,638)	24,627	(27,994)	(47)	(23,052)
Interest and other income, net of interest expense	(14,172)	(1,330)	16,454	149	1,101

Income (loss) before income taxes and equity in net loss of affiliated company	(33,810)	23,297	(11,540)	102	(21,951)
Income tax expense	111	4,092	2,221	—	6,424
Equity loss from subsidiaries of non-guarantors	(13,761)	—	—	13,761	—

Net income (loss)	$(47,682)	$19,205	$(13,761)	$13,863	$(28,375)

(1)	In conjunction with the guarantee of CNT’s convertible debt, the accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered.” This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles and is not representative of the operations of McDATA or CNT on either a pre-merger or stand-alone basis.

McDATA CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (1)

For the Six Months Ended July 31, 2006

(in thousands)

(unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiaries Non Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$24,641	$8,865	$115	$—	$33,621
Cash flows from investing activities:
Purchases of property and equipment	(8,951)	(578)	(332)	—	(9,861)
Purchases of investments	(216,927)	—	—	—	(216,927)
Proceeds from the sale of equipment	6	7	—	—	13
Proceeds from maturities and sales of investments	189,986	—	—	—	189,986
Restricted cash related to interest rate swap	(4,801)	(51)	—	—	(4,852)

Net cash used in investing activities	(40,687)	(622)	(332)		(41,641)
Cash flows from financing activities:
Payments on capital leases	(428)	(1,105)	—	—	(1,533)
Proceeds from the issuance of exercise from stock options	1,418	—	—	—	1,418
Purchases and payments of long term debt	—	(1,965)	(9)	—	(1,974)

Net cash provided by (used in) financing activities	990	(3,070)	(9)		(2,089)
Effect of exchange rate changes on cash	15	134	(576)	—	(427)

Net increase (decrease) in cash and cash equivalents	(15,041)	5,307	(802)	—	(10,536)
Cash and cash equivalents, beginning of period	122,595	13,306	3,182	—	139,083

Cash and cash equivalents, end of period	$107,554	$18,613	$2,380	$—	$128,547

(1)	In conjunction with the guarantee of McDATA Services Corporation’s (formerly known as CNT) convertible debt, the accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered.” This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles and is not representative of the operations of McDATA or the former CNT on either a pre-merger or stand-alone basis.

McDATA CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (1)

For the Six Months Ended July 31, 2005

(in thousands)

(unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiaries Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$9,845	$(17,417)	$789	$—	$(6,783)
Cash flows from investing activities:
Purchases of property and equipment	(5,991)	(600)	(206)	—	(6,797)
Proceeds from sale of equipment	146	2,133	2	—	2,281
Purchases of investments	(200,156)	—	—	—	(200,156)
Proceeds from maturities and sales of investments	210,027	—	—	—	210,027
Cash recognized on merger with CNT, net (2)	40,395	—	—	—	40,395
Restricted cash related to interest rate swap	3	—	—	—	3

Net cash provided by (used in) investing activities (2)	44,424	1,533	(204)		45,753
Cash flows from financing activities:
Payments on long-term notes payable and capital leases	(285)	(591)	(183)	—	(1,059)
Purchase of treasury stock	(4,552)	—	—	—	(4,552)
Proceeds from the issuance of common stock	267	—	—	—	267

Net cash used in financing activities	(4,570)	(591)	(183)		(5,344)
Effect of exchange rate changes on cash	—	(376)	—	—	(376)

Net increase (decrease) in cash and cash equivalents (2)	49,699	(16,851)	402	—	33,250
Cash and cash equivalents, beginning of period (2)	62,473	—	2,034	—	64,507

Cash and cash equivalents, end of period (2)	$112,172	$(16,851)	$2,436	$—	$97,757

(1)	In conjunction with the guarantee of CNT’s convertible debt, the accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered.” This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles and is not representative of the operations of McDATA or CNT on either a pre-merger or stand-alone basis.

(2)	Certain amounts have been adjusted to agree with the accompanying consolidated statement of cash flows for the six months ended July 31, 2005. The basic financial statements have not been changed.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report filed on Form 10-K with the Securities and Exchange Commission on April 24, 2006.

Overview

On August 7, 2006, McDATA, Brocade Communication Systems, Inc., a Delaware corporation (Brocade), and Worldcup Merger Corporation, a Delaware corporation and a wholly-owned subsidiary of Brocade (Merger Sub), entered into an Agreement and Plan of Reorganization (the Merger Agreement) providing for a business combination whereby Merger Sub will merge with and into McDATA (the Merger). As a result of the Merger, the separate corporate existence of Merger Sub will cease and McDATA will continue as the surviving corporation of the Merger and a wholly-owned subsidiary of Brocade. At the effective time of the Merger (the Effective Time), each share of McDATA Class A common stock and Class B common stock (other than shares owned by McDATA or Brocade) will be converted into the right to receive 0.75 shares of Brocade common stock (the Exchange Ratio). Each outstanding McDATA stock option, restricted stock unit and share of restricted stock (whether vested or unvested) will be assumed by Brocade and will be converted into Brocade common stock or the right to receive Brocade common stock, as the case may be, based upon the Exchange Ratio. The issuance of Brocade common stock in the Merger is subject to the approval of Brocade’s stockholders and the adoption of the Merger Agreement is subject to the approval of the McDATA’s stockholders. In addition, the Merger is subject to the expiration of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act (the HSR Act) and the SEC declaring effective the registration statement covering the shares of Brocade common stock to be issued in the Merger and certain other customary closing conditions.

McDATA acquired CNT on June 1, 2005, and their results are included in the three and six month months ended July 31, 2006. Therefore, the acquisition of CNT has significantly affected the year over year comparisons in the results of operations.

As part of the June 1, 2005, business combination with CNT, we acquired CNT’s Matrix switch and related legacy product line (Matrix). The assets associated with Matrix included fixed assets and developed technology costs (intangible assets). Although we marketed the Matrix business and entered into negotiations for its potential sale, we classify these assets as held and used which is consistent with the provisions of SFAS 144, and record revenue from the sales of Matrix, the related cost of sales, and charges for inventory obsolescence in our consolidated statements of operations.

In the second quarter of 2006, we reviewed the value of Matrix due to changes in circumstances that indicated that the carrying value of Matrix would not be recoverable. Due to a decrease in interest from potential buyers of Matrix, we determined that the product line’s fair value was below its carrying cost. Because of this assessment, we recorded an asset impairment of $3.1 million which includes a $3.0 million decline in the fair market value the Matrix developed technology and an $86,000 decline in the fair value of the related fixed assets. In addition, we recorded a $6.5 million valuation allowance for the associated inventory in cost of goods sold in its consolidated statement of operations.

Revenue Growth and Competitive Industry

Our revenue for the three months ended July 31, 2006, decreased over the three months ended July 31, 2005. This year over year revenue decrease is the result of declines in sales of our extension, director and router hardware. Our revenue for the six months ended July 31, 2006 increased over the six months ended July 31, 2005 due to the CNT acquisition generating higher sales of products and services. The increase in hardware revenue was driven by higher sales of extension products, third party products, and software.

The market for our SAN and WAN products and solutions remains competitive with (a) the entrance of competitors into our market, (b) pricing pressures resulting from an increase in competitive products and solutions, and (c) anticipated competition from our own storage OEM partners through their partnerships with competitors to jointly sell complementary products. These market conditions present unique risks and uncertainties in a number of respects. We believe the competitive market environment defines the overall performance and provides a specific context to further analyze revenues, operating expenses and liquidity. In particular, we anticipate continued elongated sales cycles and downward pricing pressures that could negatively impact our revenue growth rate. Moreover, revenue growth for the remainder of fiscal 2006 is dependent on the success of our products, including the Intrepid 10000 Director, higher performance switch products, our Remote Office Consolidation (ROC) products, and new functionality in our management software.

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

We believe the trend of revenue, controlling of operating expense and the related competitive environment define the overall performance and provides a specific context to further analysis of our financial results.

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of total revenues.

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
Total revenue	100.0%	100.0%	100.0%	100.0%
Total cost of revenue	58.7	50.6	56.3	48.9

Gross profit	41.3	49.4	43.7	51.1
Operating expenses:
Research and development	17.3	19.3	16.5	20.2
Selling and marketing	24.1	23.4	23.1	23.8
General and administrative	5.8	6.9	5.8	6.5
Amortization of purchased intangible assets	7.3	5.8	6.9	5.7
Restructuring and impairment charges	3.0	5.9	1.7	3.7

Total operating expenses	57.5	61.3	54.0	59.8
Loss from operations	(16.2)	(11.9)	(10.3)	(8.7)
Interest and other income, net	2.2	0.1	1.2	0.4

Loss before income taxes	(14.0)	(11.8)	(9.1)	(8.3)
Income tax expense (benefit)	(.2)	3.6	.4	2.4

Net loss	(13.8)%	(15.4)%	(9.5)%	(10.8)%

Revenues

The following table presents net sales for groups of similar products (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	July 31,		Variance in Dollars	Variance in Percent	July 31,		Variance in Dollars	Variance in Percent
	2006	2005			2006	2005
Product revenue	$99,214	$120,139	$(20,925)	(17)%	$215,168	$195,471	$19,697	10%
Software and related maintenance revenue	18,545	17,544	1,001	6%	37,545	33,214	4,331	13%
Service revenue	31,996	26,170	5,826	22%	64,999	32,768	32,231	98%
Other revenue, product	375	1,456	(1,081)	(74)%	730	2,724	(1,994)	(73)%

Total	$150,130	$165,309	$(15,179)	(9)%	$318,442	$264,177	$54,265	21%

Product

The decrease in product revenue for the three months ended July 31, 2006 as compared to three months ended July 31, 2005 is attributable in part to lower sales of our router and extension products.

Ongoing competition and macroeconomic factors could continue to provide downward pricing pressures that could impact our revenue growth and related margins. The increase in product revenue for the six months ended July 31, 2006, as compared to six months ended July 31, 2005 is attributable to the CNT acquisition resulting in higher sales of extension hardware, software products and third party products.

The revenue growth in Software and related maintenance revenue for the three months ended July 31, 2006, was due to higher sales of EFCM and maintenance revenue. We believe the EFCM growth can in part be attributed to the pending release of EFCM 9.0, our fully integrated software management upgrade scheduled to be available in the quarter. The increase in software revenue for the six months ended July 31, 2006 as compared to the six months ended July 31, 2005 is attributable to increased maintenance revenue and higher sales of our embedded software.

Service

Service revenue includes professional service revenue, break/fix maintenance support, network monitoring services, and revenue earned from our upgraded warranty and extended maintenance contracts on our hardware products. The increase in service revenue for the three months ended July 31, 2006 was the result of having three months of CNT operations in our results this year as compared to two months last year. The increase in service revenue for the six months ended July 31, 2006 as compared to six months ended July 31, 2005 is attributable to the CNT acquisition.

Revenue Channels

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
EMC	27%	28%	28%	36%
IBM	30%	25%	29%	25%
HDS	8%	5%	7%	7%
Other channels	35%	42%	36%	32%

Total revenue	100%	100%	100%	100%

Expanding our reseller, distributor and system integrator channels into commercial and vertical markets will be a strategic focus for us as we continue to grow our business. However, the level of sales to any single customer may vary and the loss of any one significant customer, or a decrease in the level of sales to any significant or group of significant customers, could harm our financial condition and results of operations. Given the dependencies on our limited number of OEM resellers combined with an increasingly competitive environment, we may experience continued adverse pricing pressures at critical times near the end of the fiscal quarters. In addition, the fiscal quarters for many of our largest OEM and reseller partners begin during the last month of our quarter. While we do not have complete insight into the purchasing processes of our OEM and reseller partners, we believe that such partners may purchase some amount of our non-configured product in anticipation of end-user customer demand that will be realized in later portion of their fiscal quarter. Large end-of-quarter purchases by our partners could result in lower future revenues or earnings if market demand as forecasted by our partners is not met.

Domestic and International Revenue

The following table provides a breakdown of domestic and international revenue:

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
Domestic revenue	65%	68%	62%	67%
International revenue	35%	32%	38%	33%

Total revenue	100%	100%	100%	100%

Revenues are attributed to geographic areas based on the location of the customers to which our products are shipped. International revenues primarily consist of sales to customers in Western Europe and the greater Asia Pacific region. Included in domestic revenues are sales to certain OEM customers who take possession of our products domestically and then distribute these products to their international customers. In addition, included in revenues from Western Europe are sales to certain OEM customers who take possession of our products in distribution centers designated for international-bound products and then distribute these products among various international regions. Our mix of international and domestic revenue can, therefore, vary depending on the relative mix of sales to certain OEM customers.

For a description of our revenue recognition policies, see the Revenue Recognition section of the Critical Accounting Policies.

Gross Margin

The following table shows the gross margin for products and services (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	Amount - July 31,		Percentage - July 31,		Amount - July 31,		Percentage - July 31,
	2006	2005	2006	2005	2006	2005	2006	2005
Product	$51,414	$71,803	44%	52%	$115,515	$123,546	46%	54%
Service	10,532	9,821	33%	38%	23,628	11,506	36%	35%

Total	$61,946	$81,624	41%	50%	$139,143	$135,052	44%	51%

Product

Costs of goods sold consists of product costs, which are generally variable, and manufacturing operating costs, which include both variable and fixed expense components. The decrease in product margins for the three months ended July 31, 2006 as compared to three months ended July 31, 2005, is primarily attributable to a significant decline in the volume of higher margin products such as the Intrepid 6140 director and extension products. The decrease in product margins for the six months ended July 31, 2006, was due to a product mix shift from the higher margin 6140 to the lower margin Intrepid 10000 in addition to lower sales of software products. Gross margins were also adversely affected by a $1.9 million inventory reserve for non-RoHS compliant inventory components. The three and six month periods ended July 31, 2006 were also negatively impacted by $6.5 million of additional reserves taken against our Matrix inventory.

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

Service

Service gross margins decreased for the three months ended July 31, 2006, as compared to three months ended July 31, 2005, due to increased charges related to professional service costs and $271,000 of stock-based compensation due to the adoption of SFAS 123R. Service gross margins increased for the six months ended July 31, 2006 as compared to six months ended July 31, 2005, due to the impact of having six months of hardware maintenance revenue as a result of our acquisition of CNT. This was offset by $625,000 of stock-based compensation due to our adoption of SFAS 123R.

Operating Expenses

The below table summarizes operating expenses (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	July 31,		Variance in Dollars	Variance in Percent	July 31,		Variance in Dollars	Variance in Percent
	2006	2005			2006	2005
Research and development	$26,004	$31,972	$(5,968)	(19)%	$52,564	$53,358	$(794)	(1)%
Selling and marketing	36,123	38,638	(2,515)	(7)%	73,435	62,754	10,681	17%
General and administrative	8,650	11,369	(2,719)	(24)%	18,533	17,133	1,400	8%
Amortization of acquired intangible assets	10,947	9,537	1,410	15%	22,007	15,107	6,900	46%
Restructuring and impairment charges	4,482	9,752	(5,270)	(54)%	5,360	9,752	(4,392)	(45)%

Total	$86,206	$101,268	$(15,062)	(15)%	$171,899	$158,104	$13,795	9%

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

For the quarter ended July 31, 2006, the decrease in research and development expense was due to headcount reductions that decreased salary expense by approximately $300,000, and lower non-recurring engineering charges of $1.5 million due to project completion. In addition, there were approximately $2.7 million in additional capitalized software development costs compared to the same period in 2005. For the six months ended July 31, 2006, R&D expenses were constant.

Selling and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing and sales; costs associated with promotional and travel expenses; and IT and facilities expenses. Sales and marketing expenses decreased for the three months ended July 31, 2006, as compared to three months ended July 31, 2005 due to a 15% reduction in headcount related to restructurings after the acquisition of CNT that occurred in the fourth quarter of 2005. Sales and marketing expenses increased for the six months ended July 31, 2006, as compared to six months ended July 31, 2005 due to the impact of the CNT acquisition that increased headcount approximately 15% in the first quarter of 2006 as compared to the same quarter in 2005. In addition, an increase in stock based compensation of approximately $800,000 was incurred due to the adoption of FAS 123R.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses for corporate executives, finance, human resources and investor relations, as well as accounting and professional fees, corporate legal expenses, other corporate expenses, and IT and facilities expenses. General and administrative expenses decreased for the three months ended July 31, 2006 as compared to three months ended July 31, 2005 due to reductions in the allowance for bad debt of $700,000 offset by increases in certain personnel costs. For the six months ended July 31, 2006, the increase was due to the impact of the CNT acquisition that increased headcount in the first quarter of 2006 as compared to the same quarter in 2005

Amortization of Purchased Intangible Assets. The increases in intangible expenses for the three and six month period ended July 31, 2006 are due to the purchased intangibles acquired through the merger with CNT. These assets are being amortized on a straight-line basis over a period of one to seven years.

Restructuring and Impairment Charges. After the acquisition of CNT, the Company notified redundant employees that their employment would be terminated and provided them with a detailed explanation of their benefits, which included separation pay as well as retention pay for transitional employees. Total termination benefits charged to restructuring costs in results of operations because of the integration plan was $752,000 for the six months ended July 31, 2006. Retention pay offered to all transitional employees is contingent upon the employee rendering future service through a transition period and has no relationship to the employees’ past service; therefore, these benefits were recognized as a restructuring cost ratably over the transition period. For the quarter ended July 31, 2006, $175,000 has been recognized as a restructuring cost. No further retention benefits are expected to be incurred because of the CNT integration plan.

Prior to the acquisition, McDATA and CNT each sold a competing Director class product. In order to eliminate this redundancy and integrate the two company’s product offerings, the Company decided to withdraw the UMD from the market, and continue to sell the Intrepid 10000 product. As a result, McDATA offered, and certain existing UMD customers accepted, an exchange program, which allowed customers to trade in their UMD for a comparable Intrepid 10000 at no cost. The Company also offered customers up to 20 hours of professional consulting service to assist with the migration to the new product. The net cost of this program of $6.8 million was recorded as a restructuring cost during the quarter ended July 31, 2005, which represents the difference between the costs of the Intrepid 10000 to be installed over the salvage value of the UMD is to be returned. Consulting costs to be incurred in connection with this program were not accrued because they could not be reasonably estimated. They will be recorded as restructuring costs in future periods as they are incurred. This program was completed as of July 31, 2006.

As part of the June 1, 2005 business combination with CNT, we acquired CNT’s Matrix switch and related legacy product line (“Matrix”). The assets associated with Matrix included fixed assets, inventory, and developed technology costs (intangible assets). During the interim period between the acquisition and the quarter ended July 31, 2006, we had classified these assets as held for use, which is consistent with the provisions of SFAS 144, and recorded Matrix product revenue and the related cost of sales in our consolidated statement of operations, in addition to charges for inventory obsolescence. The Company also capitalized certain costs into inventory due to the production of product.

In July of 2006, we reviewed the Matrix product line and determined that the product line’s value was significantly below its fair value based on efforts to market Matrix as a saleable operation. In response to its assessment, we recorded an asset impairment of $3.1 million to reflect a $3.0 million decline in the fair market value of the Matrix developed technology and an $86,000 decline in the fair value of the related fixed assets. In addition, we recorded a $6.5 million valuation allowance for the associated inventory.

As part of the June 1, 2005 business combination with CNT, we acquired a note receivable from a certain CNT partner of approximately $1.0 million. The terms of the receivable stated that payments of approximately $400,000 are due on April 21 on an annual basis through 2008. Because we had not received its April 2006 payment, the Company reassessed the collectibility of the note receivable. A review of the partner’s financial condition indicated that it was probable that the note was uncollectible. Because of its assessment, the Company impaired the entire amount of the receivable.

Changes to the estimates of executing the currently approved plans of restructuring the pre-merger McDATA organization will be reflected in our future results of operations.

Interest Income, Expense and Other

The components of interest income, expense and other are as follows (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	July 31,		Variance in Dollars	Variance in Percent	July 31,		Variance in Dollars	Variance in Percent
	2006	2005			2006	2005
Interest income	$4,386	$2,450	$1,936	79%	$8,350	$4,535	$3,815	84%
Other income/(loss)	2,989	28	2,961	10575%	3,524	(287)	3,811	1327%
Interest expense	(4,023)	(2,344)	(1,679)	72%	(7,907)	(3,147)	(4,760)	151%

Total	$3,352	$134	$3,218	2401%	$3,967	$1,101	$2,866	260%

Interest and Other Income. Interest and other income consisted primarily of interest earnings on our cash, cash equivalents and various investment holdings. The increase in income from the prior year level reflects an increase in interest rates and increased cash balances. Fluctuations in our investment balances as well as fluctuations in interest rates could cause our investment income to vary between periods. In addition, in April of 2006, Emulex Corporation announced their intent to purchase Aarohi, and in May of 2006, Emulex announced the completion of that purchase. Approximately $2.7 million of the merger consideration was received in May of 2006, and the remainder has been deposited in an escrow account and will be distributed in whole or in part over the next 18 months. We recorded our pro rata share as other income in our consolidated statement of operations during the quarter ended July 31, 2006.

Interest Expense. Interest expense consists primarily of the amortization of issuance costs related to the convertible subordinated debt, the convertible debt interest expense not offset by the interest rate swap interest income (discussed below), the amortization of the discount on the CNT debt, and interest expense related to capital leases and notes payable.

Interest expense for the six month period ended July 31, 2006 increased primarily due to the effect of increased interest rates and the addition of the CNT Notes. In order to manage interest expense on our convertible debt, the Company has two interest-rate swap agreements in effect, which have the economic effect of modifying the fixed interest obligations associated with our convertible debt so that the interest payable on the majority of the debt effectively becomes variable. The rate on the interest rate swap agreement covering $155.3 million of the 2.25% Convertible Notes is based on the six-month London Interbank Offered Rate (LIBOR) minus 152 basis points, is reset semiannually on February 15 and August 15 of each year until maturity on February 15, 2010, and was 4.93% creating an effective rate of 3.41% as of July 31, 2006. The rate on the interest rate swap agreement covering $75 million of the 3.00% Convertible Notes is based on the three-month LIBOR plus 69.5 basis points, is reset quarterly on January 31, April 30, July 31, and October 31 of each year, and was 5.49% resulting in an effective rate of 6.18% as of July 31, 2006. Significant increases in interest rates in future periods could significantly increase interest expense.

Provision for Income Taxes. The Company has recorded tax expense for the three months ended July 31, 2006 even though the pre-tax result reported in these financial statements is a loss. This is due primarily to taxes payable in foreign jurisdictions where the net taxable income of our branch and subsidiary operations is projected to be positive. No federal tax benefit is recorded currently for the year-to-date loss. We are booking a tax benefit of $343,000 for the three months ended July 31, 2006 but projecting full year expense of $1.9 million plus expense generated from the utilization, if any, of Nishan and CNT acquired tax attributes.

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

The following table summarizes stock-based compensation costs under SFAS 123R for the three and six months ended July 31, 2006 (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005(1)	2006	2005(1)
Cost of sales	$271	$112	$625	$127
Research and development	583	585	1,541	1,039
Capitalized software development costs	(125)	—	(757)	—
Sales and marketing	614	382	1,253	450
General and administrative	1,170	2,290	2,476	2,471

Total stock based compensation related to employee stock options and employee stock purchases, net of tax and software development costs	$2,513	$3,369	$5,138	$4,087

(1)	Total stock-based compensation benefit as of July 31, 2005 excludes certain stock-based awards which were previously reported as proforma compensation expense under APB 25 (see Note 2, “Summary of Significant Accounting Policies,” of the SEC form 10K for the year ended January 31, 2006).

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

We invest excess cash predominantly in debt and equity instruments that are liquid, of high-quality investment grade, and predominantly have maturities of less than three years with the intent to make such funds readily available for operating purposes, including expansion of operations and potential acquisitions or other transactions. The restricted cash is required to maintain a relation to the interest rate swap we have executed in connection with our convertible debt.

Although our 3.00% Notes with a face value of $122.4 million are due on February 7, 2007, we believe our existing cash and cash equivalents, short-term and long-term investment balances, and cash expected to be generated from future operations will be sufficient to meet our capital and operating requirements at least through the next twelve months, although we could be required, or could elect, to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development of new products and expansion of sales and marketing, the timing of new product introductions and enhancements to existing products, and market acceptance of our products.

The following table summarizes our cash and cash equivalents, short and long-term investments and restricted cash (in thousands):

	July 31, 2006	January 31, 2006	Increase (decrease)
Cash and cash equivalents	$128,547	$139,083	$(10,536)
Short term investments	205,612	171,110	34,502
Short term restricted cash	3,890	—	3,890
Long term investments	25,036	31,884	(6,848)
Long term restricted cash	11,659	10,697	962

Total	$374,744	$352,774	$21,970

The overall increase is mainly due to an increase in operating cash flow of $33.6 million.

Cash from Operations

Cash provided by operating activities of $33.6 million primarily consists of our net loss adjusted for non-cash charges (including depreciation, amortization, deferred compensation, the Matrix impairment of $9.6 million and inventory-related charges) offset by changes in working capital and other activities. Working capital changes included an increase in other assets balances of which $12.9 million related to capitalized software costs.

Cash used in operating activities of $6.8 million for the six months ended July 31, 2005 consists of our net loss adjusted for non-cash charges (including depreciation, amortization, deferred compensation and inventory-related charges) and changes in working capital and other activities. Working capital items include accounts receivable, inventories, other current and non-current assets, accounts payable, accrued liabilities and deferred revenue. Accounts receivable was a use of $10.0 million in cash for the first six months of fiscal year 2005. Days sales outstanding (DSO) was 72 days the six months ended July 31, 2005.

Key working capital changes for the six month period ended July 31 2006 are discussed in the following sections:

Accounts Receivable, net

The following table summarizes our accounts receivable, net (in thousands):

	July 31, 2006	January 31, 2006	Increase (decrease)
Accounts receivable, net	$94,878	$126,106	$(31,228)

The significant decrease in accounts receivable was due in part to the decline of certain customer accounts receivable previously reserved. As of July 31, 2006, the DSO was 48 days annualized as compared to the January 31, 2006 of 72 days annualized. Our accounts receivable and DSO were primarily impacted by lower total revenue for the quarter as compared to the same period ended July 31, 2005. A steady level of shipments and positive collections performance will result in reduced

DSO compared with a higher level of shipments toward the end of a quarter, which will result in a shorter amount of time to collect the related accounts receivable and increased DSO.

Inventory

The following table summarizes our inventories (in thousands):

	July 31, 2006	January 31, 2006	Increase (decrease)
Raw materials	$18,159	$22,868	$(4,709)
Work-in-progress	621	1,253	(632)
Finished goods	16,866	8,979	7,887

Total	$35,646	$33,100	$2,546

Annualized inventory turns were 10.1 and 10.9 for the six months ended July 31, 2006 and January 31, 2006, respectively. The increase in finished goods is due to unforecasted shortfalls in shipment, specifically fiber channel switches. In addition, we reclassified approximately $2 million of Matrix inventory from other assets, long term during the quarter ended July 31, 2006. The decrease in raw materials is due to the reduction of inventory that was held in our Lumberton facility as we anticipate the closure of this facility.

Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements. We believe our inventory is appropriate for our current revenue levels.

Deferred Revenue

The following table summarizes our deferred revenue (in thousands):

	July 31, 2006	January 31, 2006	Increase (decrease)
Current	$59,832	$61,242	$(1,410)
Long term	28,294	31,380	(3,086)

Total	$88,126	$92,622	$(4,496)

Deferred revenue represents extended maintenance contracts attached to sales of our hardware and software products. The change in deferred revenue is a function of license renewals and maintenance agreements sold as part of customer hardware purchases. The decline of deferred revenue was due to declines in the volume of director and extension products.

Investing Activities

Cash used by investing activities for the six months ended July 31, 2006 was primarily due to our net investments of $26.9 million driven by our increase in cash provided by operations. In addition, we purchase $9.9 million of fixed assets during the period. Our restricted cash also increased in response to changes based on the forward LIBOR yield curve which determine the amount of collateral we must maintain.

Cash provided by investing activities of $45.8 million for the six months ended July 31, 2005 consists of $40.4 million in cash recognized from the CNT acquisition, net of $6.9 million in acquisition costs, as well as $9.9 million in proceeds from investment sales and maturities (net of purchases), partially offset by $6.8 million of capital expenditures.

Financing Activities

Cash used in financing activities for the six months ended July 31, 2006 of $2.1 million was primarily due to cash used to repurchase $2.0 million of our convertible debt acquired from CNT. See Note 9 in the Notes to the consolidated financial statements for further information. In addition, we paid $1.5 million of principal payments on our capital leases obligations. This was offset by $1.4 million we received from the exercise of stock options offset these purchases.

Cash used in financing activities of $5.3 million for the six months ended July 31, 2005 was primarily due to the stock repurchase program.

Commitments

Purchase Commitments

The Company has contracted with Sanmina SCI Systems, Inc. (SSCI), Solectron Corporation (Solectron) and others (collectively, Contract Manufacturers) for the manufacture of printed circuit boards and box build assembly and configuration for specific multi-protocol directors and switches. The agreements require the Company to submit purchasing forecasts and place orders sixty calendar days in advance of delivery. At July 31, 2006, the Company’s commitment with our Contract Manufacturers for purchases over the next sixty days totaled $55.0 million, and $32.0 million for commitments beyond 60 days. The Company may be liable for materials that the Contract Manufacturers purchase on McDATA’s behalf if the Company’s actual requirements do not meet or exceed its forecasts and those materials cannot be redirected to other uses. We may also be liable for materials that certain component suppliers or product manufacturers have produced or made available to us if our actual requirements do not meet or exceed minimums that we have committed to purchase. At July 31, 2006, the Company had recorded approximately $9.4 million of purchase obligations that we believe is excess or obsolete and cannot be redirected to other uses. Management does not expect the remaining commitments under these agreements to have a material adverse effect on the Company’s business, results of operations, financial position or cash flows.

Convertible Notes

Convertible subordinated debt includes the our 2.25% convertible subordinated notes (the 2.25% Notes) due February 15, 2010, and $122.4 million outstanding 3.00% Convertible Subordinated Notes due February 15, 2007, previously issued by CNT (the 3.00% Notes), which were assumed in the Merger.

On February 7, 2003, we sold $172.5 million of 2.25% convertible subordinated notes due February 15, 2010, raising net proceeds of approximately $167 million. The 2.25% Notes are convertible into Class A common stock at a conversion rate of 93.3986 shares per $1,000 principal amount of notes (aggregate of approximately 16.1 million shares) at any time prior to February 15, 2010, subject to adjustments. As of July 31, 2006, the approximate bid and ask prices per $100 of our 2.25% Notes was $84.375 and $85.125, respectively, resulting in an aggregate fair value of between $145.5 million and $146.8 million.

Concurrent with the issuance of the 2.25% Notes, we entered into share option transactions using approximately $20.5 million of net proceeds. As part of these share option transactions, we purchased options that cover approximately 16.1 million shares of Class A common stock, at a strike price of $10.71. We also sold options that cover approximately 16.9 million shares of Class A common stock, at a strike price of $15.08. The net cost of the share option transactions was recorded against additional paid-in-capital.

In July 2003, we entered into an interest rate swap agreement with a notional amount of $155.3 million that has the economic effect of modifying that dollar portion of the fixed interest obligations associated with the 2.25% Notes so that the interest payable effectively becomes variable based on the six-month London Interbank Offered Rate (LIBOR) minus 152 basis points. The reset dates of the swap are February 15 and August 15 of each year until maturity on February 15, 2010. At July 31, 2006, the six-month LIBOR setting for the swap was 4.93%, creating a rate of approximately 3.41%, which was effective until August 15, 2006. On August 15, 2006 the rate was reset to 5.47%, creating a rate of approximately 3.95%, which is effective until February 15, 2007. The swap was designated as a fair value hedge and, the gain or loss on the swap, as well as the fully offsetting gain or loss on the 2.25% Notes attributable to the hedged risk, were recognized in earnings. At July 31, 2006, the fair value of the interest rate swap had decreased from inception to a negative $7.9 million and is included in long-term liabilities. As part of the agreement, we are also required to post collateral based on changes in the fair value of the interest rate swap. This collateral, in the form of restricted cash, approximated $11.7 million at July 31, 2006.

On June 1, 2005, effective upon the consummation of the Merger, we fully and unconditionally guaranteed the 3.00% Notes and became a co-obligor on the 3.00% Notes with CNT and the 3.00% Notes became convertible into our Class A stock at a price of approximately $14.75 per share (aggregate of approximately 8.4 million shares) at any time prior to maturity on February 15, 2007, all pursuant to the terms of the Supplemental Indenture. All other terms of the 3.00% Notes remained unchanged. The 3.00% Notes were issued by CNT in 2002 and had an aggregate par value of $124.4 million at the time of the guarantee. In accordance with purchase accounting rules, the Notes were adjusted to their aggregate fair value of $118.8 million based on the quoted market closing price as of the acquisition date. The $5.6 million reduction in the Notes’ carrying value will be accreted to interest expense on a straight-line basis over the remaining term of the Notes. On July 31, 2006, the approximate bid and ask prices per $100 of our 3.00% Notes was $98.125 and $98.375, respectively, resulting in an aggregate fair value of between $120.1 million and $120.4 million.

Prior to the Merger, CNT entered into an interest-rate swap agreement with a notional amount of $75 million that has the economic effect of modifying that dollar portion of the fixed interest obligations associated with $75 million of the 3.00% Notes such that the interest payable effectively becomes variable based on the three-month LIBOR plus 69.5 basis points. The payment and reset dates of the swap are January 31, April 30, July 31 and October 31 of each year, until maturity on February 15, 2007. At July 31, 2006, the three-month LIBOR setting for the swap was 5.49%, resulting in a combined effective rate of approximately 6.18%, which is effective until October 31, 2006. The swap was designated as a fair value hedge, and as such, the gain or loss on the swap, as well as the fully offsetting gain or loss on the notes attributable to the hedged risk, are recognized in earnings. At July 31, 2006, the fair value of the interest rate swap had decreased to a negative $1.3 million and is included in short-term liabilities. As part of the agreement, we are also required to post collateral based on changes in the fair value of the interest rate swap. This collateral, in the form of restricted cash, approximated $3.9 million at July 31, 2006.

On July 11, 2006, we repurchased certain amounts of the 3.00% Notes with a face value of $2.0 million for $1.97 million plus accrued interest of $24,000. The gain that was recorded in other income in the Company’s consolidated statement of operations was insignificant.

Headquarters Lease Commitment

On September 9, 2004, we entered into a triple net office lease with Ridge Parkway Associates, LLC, a Delaware limited liability company, for the lease of office space at 11802 Ridge Parkway, Building 2, Broomfield, Colorado (the “New Premises”). We moved our world headquarters location at 380 Interlocken Crescent, Broomfield, Colorado 80021 to the New Premises with the lease commencing in February of 2006. The term of the new lease is for 11 years (with two 5 year renewal options). The base annual lease rates per rentable square foot for the New Premises range from $0 in the first year to $14.15 in the last year of the lease, plus normal operating expenses. We began recognizing rent expense in July 2005 upon the start of the build-out of the premises. The lease has customary terms and conditions.

We received the certificate of occupancy on January 31, 2006, and because the project was substantially complete, we adjusted the amounts in Construction in progress—leased assets, and Non-cash obligations for construction in progress—lease facilities in the long-term liability section of the accompanying balance sheet.

Contractual Obligations

The following table summarizes our contractual obligations (including interest expense) and commitments as of January 31, 2006 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Convertible subordinated debt	$296,850	$—	$124,350	$172,500	$—
Interest on convertible debt	12,998	4,967	5,316	2,715	—
Non-cancelable operating leases	76,134	11,889	17,145	11,494	35,606
Non-cancelable purchase agreements	93,901	82,401	7,667	3,833	—
Capital leases, including interest	7,074	3,542	3,532	—	—

Total contractual obligations	$486,957	$102,799	$158,010	$190,542	$35,606

Changes in our contractual obligations during the six month period ended July 31, 2006 include the purchase of $2.0 million of our convertible CNT subordinate debt, and the change from long term to current of our $122.4 million of CNT convertible subordinate debt.

Off-Balance Sheet Arrangements

Other than facility and equipment leasing arrangements classified as operating leases, we do not engage in off-balance sheet financing activities.

Ordinary Course Purchase and Sale Agreements

During our normal course of business, we may enter into agreements with, among others, customers, resellers, OEMs, systems integrators and distributors. These agreements typically require the Company to indemnify the other party against third party claims or product infringements on patents or copyrights. The Company provides indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising for the use of our products. We have also indemnified our former parent, EMC, for any income taxes arising out of the distribution of our Class A common stock in February 2001.

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

Sale of Lumberton, New Jersey Manufacturing Operations

As described in Note 16, on June 24, 2005 the Company entered into a series of agreements with Solectron in connection with the sale of manufacturing operations and transfer of assets related to its Lumberton, New Jersey production facility. As part of the Asset Purchase Agreement between the Company and Solectron, the Company has made a number of representations and has agreed to indemnify the buyer and hold them harmless from certain losses suffered in connection with their purchase of assets and assumption of liabilities of the Lumberton facility. Although, there are no maximum potential indemnification amounts stated in the agreement for these representations, based on facts currently available, management estimates the maximum potential amount of payments that could be required under these representations to be $5.3 million. Based on the probability of having to make payments under any one of the representations, management has calculated potential discounted future cash flows of approximately $400,000, which has been recorded in the accompanying financial statements as a liability assumed in the acquisition of CNT, in accordance with FIN 45.

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

Recent Accounting Pronouncements

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (FIN 48)”, which sets forth a specific recognition threshold and measurement method for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. The effective date of FIN 48 is for fiscal years beginning after December 15, 2006. We have not completed an assessment of the impact of FIN 48 on its consolidated financial statements. We plan to adopt the provisions of FIN 48 on February 1, 2007.

In June 2006, the FASB ratified a consensus on the EITF Issue No. 06-03 (EITF 06-03) related to the classification of certain sales, value added and excise taxes within the income statement. This EITF would become effective for us in the first quarter of our fiscal year 2007. We are in the process of evaluating the impact of this EITF on the presentation of such taxes on the statement of operations.

Recently Adopted Accounting Pronouncements

On February 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (employee stock purchases) based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

Critical Accounting Policies

Inventories

Estimating obsolete, unmarketable or excess inventory requires us to forecast future demand and market conditions. Changes in our product strategy can result in obsolete inventory. Inventories, which include material, labor, factory overhead and purchased finished goods, are stated using standard costs which approximate the lower of cost (first-in, first-out method) or market. We evaluate the need for reserves associated with obsolete, slow-moving and non-salable inventory by reviewing net realizable values on a quarterly basis. We base our estimate on the difference between the cost of held inventory and the expected market value of the inventory.

Investments

Our short- and long-term investments consist primarily of marketable debt and equity securities, all of which are classified as available-for-sale and recorded at fair value. Fair values are determined using quoted market prices. Unrealized holding gains and losses are recorded, net of any tax effect, as a separate component of accumulated other comprehensive income. Securities with maturities of one year or less are classified as short-term investments. Securities with remaining maturities longer than one year are classified as long-term investments, with the exception of auction rate securities. These investments are highly liquid, variable-rate debt securities. While the underlying security typically has a stated maturity of 20 to 30 years, the interest rate is reset through Dutch auctions that are held every 7, 28 or 35 days, creating a highly liquid, short-term instrument. The securities trade at par and are callable at par on any interest payment due date at the option of the issuer and as such are classified as short-term investments.

Should the impairment of any of these securities become other-than-temporary, the adjusted cost basis of the investment will be reduced and the resulting loss recognized in the consolidated statement of operations in the period the other-than-temporary impairment is identified.

Included in investment balances are certain derivatives used as economic hedges against positions held in certain marketable equity securities. Because these are ineffective hedges, unrealized gains and losses are charged in the period they occur.

Fair Value of Financial Instruments

The carrying value of financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short maturities. Based upon borrowing rates currently available to us, with similar terms, the carrying values of the capital lease obligations approximate their fair values. The fair values of our investments and convertible debt are determined using quoted market prices for those securities. We recognize all derivatives as either assets or liabilities in the consolidated statement of financial position and measure those instruments at fair value, which is determined using quoted market prices.

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

Long-Lived Assets, Including Goodwill and Other Acquired Intangible Assets

We evaluate the carrying value of long-lived assets, excluding goodwill, at least annually for impairment or when events and circumstances indicate the carrying amount of an asset may not be recoverable. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset (or asset group) are separately identifiable and less than the asset’s (or asset group’s) carrying value. In that event, a loss is recognized to the extent that the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. See Note 7 for discussion related to Matrix.

Goodwill and other indefinite lived intangible assets are not subject to amortization, but are subject to an impairment test at least annually, or more frequently if events or circumstances indicate that impairment might exist. We completed our annual impairment analysis of goodwill in the first quarter of 2006 and found no impairment. SFAS No. 142, “Goodwill and Other Intangible Assets”, also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets to Be Disposed Of.” We are currently amortizing our acquired intangible assets with finite lives over periods ranging from one to seven years.

Revenue Recognition

We are required to estimate the collectibility of invoiced amounts based upon our assessment of the ability of the customer to pay. We recognize revenue when four basic criteria are met: (a) persuasive evidence of an arrangement exists, (b) products are delivered or services rendered, (c) the sales price is fixed or determinable and (d) collectibility is probable. We determine whether collectibility is reasonably assured based on the customer’s current financial condition and on possible credit deterioration, the indirect and OEM channels’ ability to sell through the products purchased and the relationship we have with our customers. Our revenue recognition policy is based on complex and dynamic rules established by the Securities and Exchange Commission and other governing bodies. These rules require us to make judgments with regard to post delivery obligations. When significant post delivery obligations exist, revenue is deferred until such obligations are fulfilled or until we have established sufficient history to estimate the cost of our obligation.

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

Non-configured products and components, such as our switch products, extension products, additional port cards, upgrades and stand alone directors, are recognized as revenue when the criteria for SAB No. 104 (as discussed above) have been met, generally at time of shipment.

Revenue is reduced for estimated customer returns, price protection, rebates, and other offerings that occur under sales programs established with the Company’s OEMs, distributors and resellers. We accrue for estimated warranty costs at the time of revenue recognition based on our experience.

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

Multiple Elements

We enter into certain arrangements where we are obligated to deliver multiple products and/or services. In transactions that include multiple products, services and/or software, in most cases the Company allocates the revenue to each element based upon their VSOE of the fair value of the element, with any remaining elements allocated using the residual method. VSOE of the fair value for an element is based upon the price charged when the element is sold separately. Revenue allocated to each element is then recognized when the basic revenue recognition criteria is met for each element. For an element not yet being sold separately, a price is established by management having the relevant authority if it is probable that the price once established will not change before the separate introduction of the element into the marketplace.

Deferred Revenue

Total deferred revenue consists primarily of unearned revenue from our customer support or maintenance contracts on our software and hardware products. These contracts are billed and collected either upfront or annually at the beginning of each service period. We recognize revenue from these contracts ratably over the contractual period, generally one to three years. Although certain contracts are cancellable at the customer’s discretion, we reclassified certain deferred revenue amounts acquired in the purchase of CNT from short to long-term based on our analysis of the future periods over which this revenue will be recognized.

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

Software Development Costs

We capitalize eligible computer software development costs upon the establishment of technological feasibility, which we have defined as completion of designing, coding and testing activities or the completion of a working model as defined by our software and hardware engineering development processes. Costs incurred prior to the establishment of technological feasibility are expensed to research and development. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Upon the general release of the software product to customers, capitalization ceases and such costs are amortized (using the straight-line method) on a product-by-product basis over the estimated life, which is generally one to three years. Capitalized software costs and accumulated amortization included in other long term assets at July 31, 2006 was approximately $66.9 million and $31.0 million, respectively. Capitalized software costs and accumulated amortization included in other assets at January 31, 2006, were approximately $53.9 million and $23.1 million, respectively. Amortization expense included in our cost of goods sold in our consolidated statement of operations of capitalized software for the three and six months ended July 31, 2006 was approximately $4.2 million and $7.9 million, respectively.

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

Income Taxes

We are required to estimate whether recoverability of deferred tax assets is more likely than not based on forecasts of taxable earnings in the related tax jurisdictions. We estimate a provision for income taxes in each of the jurisdictions in which we operate. We estimate our actual current tax exposure including the risks associated with tax audits and the temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities which we include within our balance sheet. We evaluate the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than expiration of the deferred benefit, we establish a valuation allowance.

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

Given our cash and cash equivalents and short- and long-term investments of approximately $375 million at July 31, 2006 a theoretical 1% change in interest rates and security prices would impact our net income positively or negatively by approximately $3.75 million on an annualized basis.

Our convertible subordinated debt is subject to a fixed interest rate and the notes are based on a fixed conversion ratio into Class A common stock. The Company has two interest-rate swap agreements covering its convertible debt. The first was entered into by the Company in July 2003 covering $155.3 million of its 2.25% convertible subordinated notes (2.25% Notes) and is set at six-month LIBOR minus 152 basis points, and the second was assumed in the acquisition of CNT which covers $75.0 million of the 3.00% convertible subordinated notes (3.00% Notes) previously issued by CNT and is set at three-month LIBOR plus 69.5 basis points. Both agreements have the economic effect of modifying the fixed interest obligations associated with the notes so that the interest payable on the majority of the notes effectively becomes variable. If interest rates on this variable rate debt were to increase or decrease, our annual interest expense would increase or decrease accordingly. This increased or decreased interest expense would be partially offset by the effects of these interest rate changes on our cash and investment portfolio. On July 31, 2006, the approximate bid and ask prices per $100 of our 2.25% Notes was $84.375 and $85.125, respectively, resulting in an aggregate fair value of between $145.5 million and $146.8 million. On July 31, 2006, the approximate bid and ask prices per $100 of our 3.00% Notes was $98.125 and $98.375, respectively, resulting in an aggregate fair value of between $120.1 million and $120.4 million. Our Class A common stock is quoted on the Nasdaq National Market under the symbol, “MCDTA.” On August 31, 2006, the last reported sale price of our Class A common stock on the NASDAQ National Market was $4.29 per share.

Foreign Currency Exchange Risk

We operate sales and support offices in several countries. We are exposed to market risks related to fluctuations in foreign exchange rates because some sales transactions, and the assets and liabilities of our foreign subsidiaries, are denominated in foreign currencies, primarily the Euro and British pounds sterling. As of July 31, 2006, we had no open forward exchange contracts.

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

In January 2004, CNT entered into an interest-rate swap agreement with Credit Suisse First Boston (CSFB). Subject to the movement in interest rates, we could be exposed to credit risk arising out of net interest payments due to us from CSFB. Based on our review of the possible movement in interest rates and the credit strength of CSFB, we have concluded that we do not have a material exposure to credit risk as a result of this interest-rate swap.

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

Changes in Internal Control Over Financial Reporting

The Company’s Management, with the participation of the CEO and CFO, have evaluated whether any change in the Company’s internal control over financial reporting occurred during the second quarter of fiscal 2006. Based on that evaluation, Management concluded that there has been no change in the Company’s internal control over financial reporting during the second quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings

From time to time, we become involved in various lawsuits and legal proceedings that arise in the normal course of business. Litigation is subject to inherent risks and uncertainties and an adverse result in a matter that may arise from time to time may harm our business, financial condition or results of operations. While it is the current opinion of management that the ultimate disposition of any of the lawsuits described in this Quarterly Report should not have a material adverse effect on our business, financial condition or results of operations, we are incurring significant legal costs and expenses, and such litigation is subject to inherent risks and uncertainties. Please see Note 16 of the Notes to the Consolidated Financial Statements for a description of significant litigation matters.

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

Changing Market Conditions and Increased Competitive Risks.

The competition in the data access and SAN, MAN, and WAN market for our products, software and solutions has grown and will continue to become more competitive with (a) the recent introduction of competitive products (b) alternative competitive technologies offered by other network companies that can effectively network storage data, and (c) pricing pressures resulting from this increased competition. As a result of these market changes, we anticipate continued lengthened sales cycles and price erosion in an environment where storage OEM certification of our products may still be required for end-user customer acceptance. Given that a majority of our revenues are derived from our direct-assist sales model with distribution through our channel partners, we are still highly dependent upon our channel partners’ relationships with end-user customers to promote the value of our products. If our channel partners do not promote the value of our products or competitors begin to control end-user customer preference, we may lose sales in key enterprise accounts that would materially adversely affect our revenues. While our acquisition of CNT allows us to offer SAN extension products, third party products and services directly to end-user customers, and such offerings are generally not in conflict with our channel partners, we are nonetheless cautious in our sales model to properly manage and leverage the existing channel relationships we have.

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

We incurred a substantial loss for the three months ended July 31, 2006 and for the fiscal year ended January 31, 2006 and may not be profitable in the future.

We incurred losses of $20.6 million and $30.1 million, respectively, for the three months ended July 31, 2006 and for the fiscal year ended January 31, 2006. Our future operating results will depend on many factors, including the growth of the SAN market, market acceptance of new products we introduce, demand for our products, levels of product and price competition and our reaching and maintaining targeted costs for our products. In addition, we expect to incur continued significant product development, sales and marketing, and general and administrative expenses. We cannot provide assurance that we will generate sufficient revenue to achieve or sustain profitability.

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

We depend on EMC, IBM and HDS, for a significant portion of our total revenue. Sales for the six months ended July 31, 2006, to EMC, IBM and HDS represented approximately 27%, 30% and 8%, respectively, of our revenue for the six months ended July 31, 2006. We anticipate that our future operating results will continue to depend heavily on sales to EMC, IBM and HDS. EMC, IBM and HDS resell products offered by our competitors, and nothing restricts EMC, IBM and HDS from expanding those relationships in a manner that could be adverse to us. Therefore, the loss of either EMC, IBM or HDS as a channel customer, or a significant reduction in sales to either EMC, IBM and HDS could significantly reduce our revenue. While we are aware that Dell sources some of our switch product through EMC, it is unclear whether this mitigates our dependency on EMC. Our product sales agreements with sales partners do not provide for the purchase of a guaranteed minimum amount of product.

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

For the three months ended July 31, 2006, we derived a significant portion of our revenue from sales of our director-class Intrepid switch products. We expect that revenue from our director-class Intrepid products will continue to account for a substantial portion of our revenue for the foreseeable future. Factors such as performance, market positioning, the availability and price of competing products, the introduction of new technologies and the success of our OEM, reseller and systems integrator customers will affect the market acceptance of our products. Therefore, continued market acceptance of these products and their successor products are critical to our future success.

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

We conduct significant sales and customer support operations in countries outside of the United States and also depend on non-U.S. operations of our contract manufacturers, and our distribution partners. Further, we utilize an India based firm, HCL Technologies, to provide certain software engineering services, and our virtualization chip supplier, Aarohi Communications, is also reliant on offshore engineering. We derived approximately 38% of our revenue for the six months ended July 31, 2006, from customers located outside of the United States. We believe that our continued growth and profitability will require us to continue to expand marketing and selling efforts internationally. We have limited experience in marketing, distributing and supporting our products internationally and may not be able to maintain or increase international market demand for our products. In addition, our international operations are generally subject to inherent risks and challenges that could harm our operating results, including:

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

The European Union has finalized the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. This directive is being enacted and implemented by individual European Union governments (such legislation together with the directive, the WEEE Legislation), and certain producers are to be financially responsible under the WEEE Legislation beginning in August 2005. In addition, the European Parliament has enacted a requirement for the elimination or reduction of hazardous substances (RoHS). This legislation governs the recovery of such substances as mercury, lead, cadmium, and hexavalent chromium. We are currently reviewing the applicability of WEEE and RoHS Legislation to our electronic products. Accordingly, we cannot currently estimate the extent of increased costs resulting from the WEEE and RoHS Legislation. Similar legislation may be enacted in other geographies, including federal and state legislation in the United States, the cumulative impact of which could be significant costs.

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

We rely on Sanmina SCI, Inc. (SSCI) and Solectron Corporation, together our contract manufacturers, to manufacture our products. Our contract manufacturers are not obligated to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order. In addition, our contract manufacturers do not guarantee that adequate capacity will be available to us within the time required to meet additional demand for our products. We generally place forecasts for products with our contract manufacturers approximately four to five months prior to the anticipated delivery date, with order volumes based on forecasts of demand for our products. We generally place purchase orders sixty calendar days in advance of delivery. If we fail to forecast demand for our products accurately, we may be unable to obtain adequate manufacturing capacity from our contract manufacturers to meet our customers’ delivery requirements or unexpected increases in customer purchase orders. As a result, we may not be able to benefit from any incremental demand and could lose customers. If we over-estimate demand for our product, we may accumulate excess inventories and obligations to our contract manufacturers under binding purchase orders in excess of our needs. At July 31, 2006, the Company’s commitment with our Contract Manufacturers for purchases over the next 60 days totaled $55.0 million, and $32.0 million for commitments beyond 60 days.

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

In October 1997, and in connection with the reorganization of our business, we entered into certain agreements with EMC relating to our business relationship with EMC. In addition, we have entered into agreements with EMC relating to our relationship with EMC after the completion of our initial public offering in August 2000 and the distribution by EMC of our Class A common stock in February 2001. We have also entered into an OEM Purchase and License Agreement with EMC that governs EMC’s purchases of our products and grants EMC rights to use, support and distribute software for use in connection with these products. The agreement does not provide for the purchase of a guaranteed minimum amount of product. These agreements were negotiated and made in the context of our prior parent-subsidiary relationship. As a result, some of these agreements may have terms and conditions, including the terms of pricing, that are less beneficial to us than agreements negotiated with unaffiliated third parties. Sales and services revenue pursuant to these agreements with EMC represented approximately 27% of our revenue for the three months ended July 31, 2006. In addition, in some instances, our ability to terminate these agreements is limited, which may prevent us from being able to negotiate more favorable terms with EMC or from entering into similar agreements with third parties.

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

We may be significantly harmed if we do not complete the pending merger with Brocade

We may suffer adverse consequences if we do not complete the pending merger with Brocade. We may experience difficulty in retaining key employees if the merger is not promptly consummated. In addition, we may experience reduced customer acceptance of our products if the merger is not promptly consummated. Consummation of the merger is subject to significant conditions which have not yet been fulfilled.

ITEM 4.	Submission of Matters to A Vote of Security Holders

The annual meeting of the Company’s stockholders was held on July 24, 2006. At that meeting, four proposals were submitted to a vote of the Company’s stockholders. Proposal 1 was a proposal to elect four directors, Laurence G. Walker, Charles C. Johnston, M. Alex Mendez and Dr. Renato A. DiPentima to serve until the 2009 Annual Meeting of Stockholders. Proposal 2 was a proposal to ratify the appointment of Deloitte & Touche LLP as the Company’s independent public accountants for the fiscal year ending January 31, 2007. Proposal 3 was a proposal to approve the 2006 McDATA Omnibus Equity Incentive Plan. Proposal 4 was a proposal to approve the amendment and restatement of the 2004 Inducement Equity Grant Plan. For further information regarding the annual meeting, please see the Company’s Proxy Statement on Schedule 14A filed with the SEC.

	Number of Votes			Broker Non- Votes
Proposal	For	Against	Abstain/ Withhold
Proposal 1 - Election of director: Laurence G. Walker	104,857,616	—	9,114,823	N/A
Proposal 1 - Election of director: Charles C. Johnston	109,919,752	—	4,052,687	N/A
Proposal 1 - Election of director: M.Alex Mendez	109,944,961	—	4,027,478	N/A
Proposal 1 - Election of director: Renato A. DiPentima	105,541,610	—	8,430,829	N/A
Proposal 2 - Ratification of Deloitte & Touche LLP appointment	113,340,263	496,452	135,719	N/A
Proposal 3 - Approval of 2006 Omnibus Equity Incentive Plan	65,995,143	14,254,826	216,875	N/A
Proposal 4 - Approval of amendment of 2004 Inducement Equity Grant Plan	67,197,930	13,025,609	243,303	N/A

Consequently, all proposals were approved by stockholders. Broker non-votes are not counted as votes cast or affect the outcome of Proposal 3 or Proposal 4.

ITEMS 2, 3, and 5 are not applicable and have been omitted.

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

September 11, 2006