Form 10-Q
period 2006-10-31
MCDATA CORP
filed 2006-12-11
CIK 731502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2006

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

At November 30, 2006, 120,689,611 shares of the registrant’s Class A Common Stock were outstanding and 41,368,373 shares of the registrant’s Class B Common Stock were outstanding.

McDATA CORPORATION

FORM 10-Q

QUARTER ENDED OCTOBER 31, 2006

Special Note Regarding Forward-Looking Statements

Some of the information presented in this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Although McDATA Corporation (“McDATA” or the “Company,” which may also be referred to as “we,” “us” or “our”) believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its businesses and operations, there can be no assurance that actual results will not differ materially from our expectations. Factors that could cause actual results to differ materially from expectations include:

•	the impact of the proposed acquisition by Brocade Communication Systems, Inc (Brocade) on our businesses, products, or technologies.

•	changes in our relationship with EMC Corporation, or EMC, International Business Machines Corporation, or IBM, Hitachi Data Systems, or HDS, and our other distribution partners and the level of their orders;

•	changes in our relationship with our large end-user customers and the level of their orders;

•	our ability to successfully increase sales of McDATA’s directors, routers, switches, channel extension products, embedded software, management software solutions, third party products, maintenance and support contracts, and professional services;

•	competition in the storage networking and channel extension market, including competitive pricing pressures and product give-aways, by our competitors such as Brocade, QLogic Corp., or QLogic, Cisco Systems, Inc., or Cisco, Emulex Corporation and other Internet Protocol (IP) and multi-protocol switch and software suppliers;

•	our ability to expand our product offerings including our ability to successfully qualify and ramp sales of new products (including higher port density, multi-protocol and intelligent network products);

•	our ability to partner with other companies and jointly sell products, including but not limited to management software with Network Appliance, Riverbed, FalconStor and software for blade servers with QLogic;

•	unexpected engineering costs or delays, additional manufacturing and component costs or production delays that we may experience in connection with new product development or an inability to source products from third party product providers;

•	a loss of any of our key customers (and our OEMs’ key customers), distributors, resellers, suppliers or our contract manufacturers;

•	any change in business conditions, our business and sales strategy or product development plans, and our ability to attract and retain highly-skilled individuals;

•	any industry or technology changes that cause obsolescence of our products or components of those products;

•	one-time events and other important risks and factors disclosed previously and from time to time in our filings with the U.S. Securities and Exchange Commission, or SEC, including the risk factors discussed in this Quarterly Report;

•	the impact of any acquisitions by us of businesses, products, or technologies, including difficulties in integrating any acquisitions, including the merger with Computer Network Technology, Inc., (CNT) that closed June 1, 2005; and

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

McDATA Corporation

Broomfield, Colorado

We have reviewed the accompanying condensed consolidated balance sheet of McDATA Corporation and subsidiaries (the “Corporation”) as of October 31, 2006 and the related condensed consolidated statements of operations for the three and nine-month periods ended October 31, 2006 and 2005, the condensed consolidated statements of changes in stockholders’ equity for the nine-month period ended October 31, 2006 and the condensed consolidated statements of cash flows for the nine-month periods ended July 31, 2006 and 2005. These interim financial statements are the responsibility of the Corporation’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of McDATA Corporation and subsidiaries as of January 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated April 24, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for share-based payments on February 1, 2006 in accordance with Statement of Financial Accounting Standard No. 123(R), Share-Based Payment.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado

December 11, 2006

PART I—FINANCIAL INFORMATION

McDATA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	October 31, 2006	January 31, 2006
Assets
Current assets:
Cash and cash equivalents	$150,609	$139,083
Securities lending collateral	62,230	62,555
Short-term investments	180,432	171,110
Accounts receivable, net of allowance for bad debts of $1,786 and $7,880, respectively	101,324	126,106
Inventories	32,415	33,100
Prepaid expenses and other current assets	13,959	13,423
Restricted cash	3,877	—

Total current assets	544,846	545,377
Property and equipment, net	102,517	109,118
Long-term investments	25,594	31,884
Restricted cash	8,507	10,697
Intangible assets, net	91,728	123,694
Goodwill	263,473	266,141
Other assets, net	54,594	59,798

Total assets	$1,091,259	$1,146,709

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$66,066	$43,238
Accrued liabilities	66,127	94,276
Securities lending collateral payable	62,230	62,555
Current portion of deferred revenue	51,802	61,242
Current portion of obligations under capital leases	2,334	2,977
Interest rate swap	725	—
Current portion of subordinated debt	120,631	—

Total current liabilities	369,915	264,288
Obligations under capital leases, less current portion	1,837	3,532
Deferred revenue, less current portion	25,710	31,380
Other long-term liabilities	14,490	1,844
Interest rate swap	5,746	7,553
Convertible subordinated debt	166,754	285,889

Total liabilities	584,452	594,486

Stockholders’ Equity:
Common stock, Class A, $0.01 par value, 250,000,000 shares authorized, 120,273,882 and 119,599,002 shares issued and outstanding at October 31, 2006 and January 31, 2006, respectively	1,204	1,197
Common stock, Class B, $0.01 par value, 200,000,000 shares authorized, 41,106,144 and 38,315,628 shares issued and outstanding at October 31, 2006 and January 31, 2006, respectively	395	385
Additional paid-in-capital	679,802	671,142
Treasury stock, at cost, 1,439,560 Class A shares as of October 31, 2006 and January 31, 2006, and 3,085,256 Class B shares as of October 31, 2006 and January 31, 2006, respectively.	(23,591)	(23,591)
Deferred compensation	—	(2,832)
Accumulated other comprehensive loss	(1,276)	(807)
Accumulated deficit	(149,727)	(93,271)

Total stockholders’ equity	506,807	552,223

Total liabilities and stockholders’ equity	$1,091,259	$1,146,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

McDATA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
Revenue:
Product	$123,213	$138,579	$376,656	$369,988
Service	32,876	29,926	97,875	62,694

Total revenue	156,089	168,505	474,531	432,682
Cost of revenue (1):
Product	72,695	68,566	210,623	175,737
Service	20,254	20,370	61,625	41,632
Restructuring charges	—	134	—	826

Total cost of revenue	92,949	89,070	272,248	218,195

Gross profit	63,140	79,435	202,283	214,487
Operating expenses:
Research and development (1)	30,522	31,595	83,086	84,953
Selling and marketing (1)	36,541	35,969	109,976	98,723
General and administrative (1)	8,716	11,072	27,250	28,205
Merger related costs	6,096	—	6,096	—
Amortization of acquired intangible assets	6,939	11,367	28,945	26,474
Restructuring and impairment charges	393	526	5,753	10,278

Total operating expenses	89,207	90,529	261,106	248,633
Loss from operations	(26,067)	(11,094)	(58,823)	(34,146)
Interest and other income, net	5,152	2,768	18,141	7,016
Interest expense	(4,963)	(3,094)	(13,985)	(6,241)

Loss before income taxes	(25,878)	(11,420)	(54,667)	(33,371)
Income tax expense (benefit)	469	(3,936)	1,789	2,488

Net loss	$(26,347)	$(7,484)	$(56,456)	$(35,859)

Basic and diluted net loss per share	$(.17)	$(.05)	$(.37)	$(.26)

Shares used in computing basic and diluted net loss per share	154,637	152,646	153,905	135,750

(1)	Amounts for the three and nine months ended October 31, 2006 include stock-based compensation expense recognized under SFAS 123R (see Note 13 “Stock Based Compensation,” of the Notes to Condensed Consolidated Financial Statements). Stock-based compensation amounts for the three and nine months ended October 31, 2005 have been reclassified to conform to the 2006 presentation.

The accompanying notes are an integral part of these condensed consolidated financial statements.

McDATA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended October 31, 2006

(in thousands)

(unaudited)

	Common Stock				Additional Paid-In Capital	Deferred Compensation (1)	Accumulated Other Comprehensive Loss	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amt	Shares(2)	Amt
Balances at January 31, 2006	119,599	$1,197	38,315	$385	$671,142	$(2,832)	$(807)	$(23,591)	$(93,271)	$552,223
Shares issued	675	7	2,791	10	3,189	—	—	—	—	3,206
Stock-based compensation expense, net	—	—	—	—	5,471	2,832	—	—	—	8,303
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(56,456)	(56,456)
Unrealized gain on investments, net of tax of $0	—	—	—	—	—	—	88	—	—	88
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	—	(557)	—	—	(557)

Total comprehensive loss										(56,925)

Balances at October 31, 2006	120,274	$1,204	41,106	$395	$679,802	$—	$(1,276)	$(23,591)	$(149,727)	$506,807

(1)	Adjustment of deferred compensation due to adoption of SFAS 123R. See Note 13, Stock Based Compensation.
(2)	The number of shares issued includes approximately 1.7 million shares of restricted stock issued during the quarter ended October 31, 2006, to certain employees as part of the Company’s retention program which are subject to vesting provisions.

The accompanying notes are an integral part of these condensed consolidated financial statements.

McDATA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended October 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(56,456)	$(35,859)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	75,886	66,130
Loss (gain) on trade-in/retirement of assets	218	(7)
Gain on retirement of debt	(7)	—
Net realized loss (gain) on investments	(1,526)	300
Loss on impairments and inventory valuation adjustment	9,595	—
Provisions for inventory obsolescence	7,509	7,733
Provisions for (recoveries of) doubtful accounts	(613)	819
Deferred income taxes	(267)	—
Non-cash compensation cost	7,423	5,005
Unrealized loss (gains) on investments	478	(54)
Changes in net assets and liabilities, net of effects of merger with CNT	(11,291)	(28,871)

Net cash provided by operating activities	30,949	15,196
Cash flows from investing activities:
Purchases of property and equipment	(14,205)	(13,453)
Proceeds from the sale of equipment	31	2,494
Purchases of investments	(283,135)	(271,547)
Proceeds from maturities and sales of investments	281,353	334,548
Cash recognized on merger with CNT, net of transaction costs	—	40,395
Cash received on cash surrender value of life insurance policy	—	1,339
Increase in restricted cash related to interest rate swaps	(1,687)	(1,735)

Net cash provided by (used in) investing activities	(17,643)	92,041
Cash flows from financing activities:
Payments on capital leases	(2,339)	(1,839)
Purchase of treasury stock	—	(4,552)
Purchases and payments of long-term debt	(1,965)	—
Proceeds from the exercise of common stock options	3,206	792

Net cash used by financing activities	(1,098)	(5,599)
Effect of exchange rate changes on cash	(682)	97

Net increase in cash and cash equivalents	11,526	101,735
Cash and cash equivalents, beginning of period	139,083	64,507

Cash and cash equivalents, end of period	$150,609	$166,242

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$11,831	$3,881

Income taxes paid	$1,461	—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Deferred compensation forfeitures	$—	$619

Capital lease obligations incurred	$—	$370

Construction in progress, leased facilities and related debt	$—	$15,205

Transfer of inventory to fixed assets	$313	$3,135

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

On June 1, 2005, McDATA closed the acquisition of Computer Network Technology Corporation (CNT) and created a combined company with the products, talents and services of two respected names in storage networking. CNT adds significant capabilities in the areas of extending storage networks over distance (MAN and WAN), professional services and maintenance services to McDATA’s strength in SAN directors, switches, routing, security and management. The merger of CNT and McDATA is expected to accelerate McDATA’s Global Enterprise Data Infrastructure (GEDI) initiative, whereby customers can evolve to a globally-connected, secure, highly-available, performance-optimized, centrally-managed data access environment.

McDATA’s product offerings include Intrepid directors, Sphereon switches, embedded blade server switches, Eclipse SAN routers, UltraNet extension products, Enterprise Fabric Connectivity Manager (EFCM) management software, storage networking services (SNS) software and related third-party products. Many of these products are an integral part of data services infrastructure solutions sold by most major storage and system vendors including Dell Products L.P. (Dell), EMC Corporation (EMC), Hewlett-Packard (HP), Hitachi Data Systems (HDS), International Business Machines Corporation (IBM), and Sun Microsystems Inc. (Sun). In addition to these partners, the products are also sold through selected value added distributors (VADs) and value added resellers (VARs) in major geographic locations across the world. In addition to the products, McDATA offers services including professional services, education, break/fix maintenance support, network monitoring services, as well as upgraded warranty and extended maintenance contracts on our hardware and software products.

McDATA combines products and services to deliver solutions in the areas of data access, storage area networking, FICON, backup and recovery, disaster recovery / business continuity and data migration. While the primary fulfillment method is through our channel partners, McDATA’s field organization works directly with customers to drive preference for McDATA solutions, and McDATA has and may continue to directly sell channel extension, third-party products, maintenance and support and professional services to end-user customers.

On August 7, 2006, McDATA, Brocade, a Delaware corporation, and Worldcup Merger Corporation, a Delaware corporation and a wholly-owned subsidiary of Brocade (Merger Sub), entered into an Agreement and Plan of Reorganization (the Merger Agreement) providing for a business combination whereby Merger Sub will merge with and into McDATA (the Merger). As a result of the Merger, the separate corporate existence of Merger Sub will cease and McDATA will continue as the surviving corporation of the Merger and a wholly-owned subsidiary of Brocade. At the effective time of the Merger (the Effective Time), each share of McDATA Class A common stock and Class B common stock (other than shares owned by McDATA or Brocade) will be converted into the right to receive 0.75 shares of Brocade common stock (the Exchange Ratio). Each outstanding McDATA stock option, restricted stock unit and share of restricted stock (whether vested or unvested) will be assumed by Brocade and will be converted into Brocade common stock or the right to receive Brocade common stock, as the case may be, based upon the Exchange Ratio. The issuance of Brocade common stock in the Merger is subject to the approval of Brocade’s stockholders and the adoption of the Merger Agreement is subject to the approval of the McDATA’s stockholders at the January 25, 2007 shareholder’s meeting. The Merger is subject to the expiration of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act (the HSR Act). On December 4, 2006, the Merger Agreement was amended. The Preferred Stock Rights Agreement between Brocade and Wells Fargo Bank, N.A. was amended, so that (i) McDATA would not be an “Acquiring Person” under the rights plan, (ii) the entering into the merger agreement and the consummation of the merger and related transactions would not result in the grant of any rights to any person under the rights agreement or enable or require any of Brocade’s rights to be exercised, distributed or triggered as a result of the merger, (iii) the definition of “Expiration Date” includes the date on which the merger becomes effective, and (iv) the Preferred Stock Rights Agreement automatically terminates upon the effective time of the merger. On December 6, 2006, the SEC declared effective the Registration Statement covering the shares of Brocade common stock to be issued in the Merger and certain other customary closing conditions. Brocade and McDATA have filed the appropriate notification and report forms with the FTC and the Antitrust Division, and the FTC has issued a request for additional information and documentary materials, extending the applicable waiting period.

Certain prior year amounts have been reclassified to conform to the fiscal 2006 presentation.

Recent Accounting Pronouncements

On October 13, 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (FIN 48)”, which sets forth a specific recognition threshold and measurement method for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. The effective date of FIN 48 is for fiscal years beginning after December 15, 2006. The Company has not completed an assessment of the impact of FIN 48 on its consolidated financial statements. The Company plans to adopt the provisions of FIN 48 on February 1, 2007.

In June 2006, the FASB ratified a consensus on the Emerging Issues Task Force (EITF) Issue No. 06-03 (EITF 06-03) related to the classification of certain sales, value added and excise taxes within the income statement. This EITF would become effective for the Company in the first quarter of our fiscal year 2007. The Company is in the process of evaluating the impact of this EITF on the presentation of such taxes in the statement of operations.

In September 2006 the FASB issued Statement of Financial Accounting Standards (SFAS) 157 which will be effective for the year ending January 31, 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. The Company will adopt SFAS 157 on a prospective basis in its fiscal 2008, and depending upon the context, believes that SFAS 157 could materially impact the way valuations are performed in the future.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which is effective for us beginning with our fiscal year ending on January 31, 2007. The Company does not expect the adoption of this pronouncement to have an impact on its financial statements.

Recently Adopted Accounting Pronouncements

On February 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (employee stock purchases) based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) for periods beginning in fiscal 2006. In March 2005, the SEC issued SAB No. 107 (SAB 107) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

Note 2—Revenue Recognition Policy

The Company recognizes revenue when four basic criteria (basic criteria) are met: (a) persuasive evidence of an arrangement exists, (b) products are delivered or services rendered, (c) the sales price is fixed and determinable and (d) collectibility is probable.

Product Revenue

Revenue from product sales to resellers and end-user customers is recognized when title and risk of loss transfer to the customer at the time of shipment. Revenue from product sales to OEMs and distributors is recognized when title and risk of loss transfer to the customer in accordance with the master agreement.

With respect to revenue from configured products, the Company recognizes revenue on shipment when shipped directly to an end-user. When there are shipments to an OEM or distributor, the Company requests evidence of sell-through from the OEM and distributor partners prior to recognizing revenue. The Company recognizes revenue for such configured products in situations when the OEM and distributor partners do not to provide sell-through information when requested, but all the criteria under SEC SAB No. 104, “Revenue Recognition” (SAB No. 104) has been met. These configured products represent high value, customized solutions of directors, cabinets and various combinations of port cards ordered by the OEM and distributor partners as required by the end-user.

Non-configured products and components, such as the switch products, extension products, additional port cards, upgrades, and standalone directors, are recognized as revenue when the criteria for SAB No. 104 have been met, at time of shipment.

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

Software Revenue

Revenue from software is comprised of software licensing and post-contract customer maintenance and support. Software revenue is allocated to the license and support elements using vendor specific objective evidence of fair value (VSOE). Revenue from software licenses is recognized when the basic criteria have been met. Revenue from post-contract support and maintenance is recognized ratably over the term of the support contract, assuming the four basic criteria are met. The Company has software embedded in some of its products that is considered more than incidental to the product and represents a separate unit of accounting as defined by the American Institute of Certified Public Accountants’ Statement of Position 97-2 “Software Revenue Recognition” (SOP 97-2).

Multiple Elements

The Company enters into certain arrangements where it is obligated to deliver multiple products and/or services. In transactions that include multiple products, services and/or software, in most cases the Company allocates the revenue to each element based upon their VSOE of the fair value of the element, with any remaining elements allocated using the residual method. VSOE of the fair value for an element is based upon the price charged when the element is sold separately. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element. For an element not yet being sold separately, a price is established by management having the relevant authority if it is probable that the price once established will not change before the separate introduction of the element into the marketplace.

Deferred Revenue

Total deferred revenue consists primarily of unearned revenue from the Company’s customer post-contract customer maintenance and support for maintenance contracts on our software and hardware products. These contracts are billed and collected at the beginning of each service period. The Company recognizes revenue from these contracts ratably over the contractual period of one to three years.

The remaining portion of the deferred revenue represents deferred revenue related to billings and collections for which one or more of the four basic criteria under SAB No. 104 and the SOP 97-2, as amended, have not been met. These balances are all classified as short-term on the balance sheet as all four criteria have historically been met in less than twelve months.

The accounting periods over which we will recognize this revenue are as follows (in thousands):

For Fiscal Years:	Amount
2006(1)	$20,907
2007	36,468
2008	14,656
2009	4,751
2010 and thereafter	730

Total	$77,512

(1)	Reflects the remaining three months of fiscal 2006.

Note 3—Foreign Currency

The financial statements of the Company’s international subsidiaries have been translated into U.S. dollars. Assets and liabilities are translated into U.S. dollars at period-end exchange rates, while fixed assets and equity accounts are translated at historical rates. Income and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are included in the Company’s condensed consolidated balance sheet in the stockholders’ equity section as a component of accumulated other comprehensive loss.

The Company is exposed to market risks related to fluctuations in foreign exchange rates because some sales transactions, and the assets and liabilities of its foreign subsidiaries, are denominated in foreign currencies. The Company had no outstanding forward exchange contracts as of October 31, 2006 and January 31, 2006. Gains and losses from transactions denominated in foreign currencies are included in the Company’s net loss as part of interest and other income in the accompanying condensed consolidated statements of operations. The Company recognized foreign currency transaction gains (losses) for the three and nine months ended October 31, 2006, of $(16,000) and $550,000, respectively, and $(128,000) and $(353,000) for the same periods in 2005, respectively.

Note 4—Merger with CNT

Merger Transaction

In May of 2006, the Company finalized the purchase price accounting of its June 1, 2005, merger transaction between Condor Acquisition, Inc. (Merger Sub), a wholly-owned subsidiary of McDATA Corporation, and CNT (the CNT Merger). The CNT shareholders received 1.3 shares of McDATA Class A common stock for each share of CNT common stock held by them, together with cash in lieu of fractional shares, and the Company assumed the CNT employee equity plans and the awards granted under these plans.

McDATA was considered the accounting acquirer in the Merger, and consideration of $197.6 million was allocated to the fair value of CNT’s net assets, with the residual to goodwill. The purchase consideration consisted of 38.8 million shares of McDATA Class A common stock valued at $170.2 million and issued in exchange for 100% of the outstanding CNT common and restricted shares; the exchange of 19.9 million stock options valued at $15.9 million using the Black-Scholes option pricing model; and $11.5 million in direct transaction costs. The value of the stock issued was based upon an average market price per share of $4.39, which was the average McDATA Class A common stock price for the period beginning two days before and ending two days after the announcement of the Merger on January 18, 2005. Under the purchase method of accounting, the total purchase price was allocated to CNT’s net tangible and intangible assets and liabilities based on their estimated fair value as of the completion date of the Merger. As a result of the preliminary allocation, the Company recorded $185.4 million to goodwill.

During the allocation period which ended May of 2006, the Company updated its preliminary allocation and adjusted its bad debt reserves by $1.2 million, reduced the value of its property, plant and equipment by $5.1 million, increased its federal and state tax reserves by $6.1 million, and reduced its reserves related to vendor commitments by $11.3 million based on its final assessment of the fair value of the assets acquired and liabilities assumed in the transaction. The Company recorded these as adjustments to goodwill.

As a result of the acquisition of CNT during fiscal 2005, the Company recorded $75.2 million of deferred tax assets related to net operating loss and tax credit carry forwards, intangible assets acquired and purchase accounting adjustments to the bases of acquired assets and liabilities. A valuation allowance was also recorded against $74.1 million of these deferred tax assets. If any portion of the acquired deferred tax assets is utilized, the valuation allowance related to the acquired deferred tax assets that were utilized will be released, resulting in a decrease in goodwill by a like amount and the Company will record a charge to tax expense for the utilization of the deferred tax assets.

Note 5—Restructuring Costs

In connection with the Company’s merger with CNT discussed in Note 4, management approved and initiated a plan of integration that outlined the actions necessary to combine its existing business and resources with those of CNT. An important part of this plan is the integration of the companies’ products and customer bases, elimination of duplicative activities, and the reduction of the Company’s overall cost structure. The Company has completed significant milestones of its integration plan, including selling the Lumberton manufacturing operations and eliminating more than 400 redundant jobs.

Restructuring Costs Expensed in 2006

After the acquisition of CNT, the Company notified redundant employees that their employment would be terminated and provided them with a detailed explanation of their benefits, which included separation pay as well as retention pay for transitional employees. Retention pay offered to all transitional employees was contingent upon the employee rendering future service through a transition period and had no relationship to the employees’ past service; therefore, these benefits were recognized as a restructuring cost ratably over the transition period. No termination or retention benefits were incurred for the quarter ended October 31, 2006, or are expected to be incurred in the future as a result of the CNT integration plan.

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

Changes to the estimates of executing the currently approved plans of restructuring the pre-merger McDATA organization will be reflected in our results of operations. Restructuring charges of $751,000 for the nine months ended October 31, 2006, consists of additional expenses incurred associated with the acquisition of CNT.

The following table summarizes the Company’s utilization of restructuring accruals during the nine months ended October 31, 2006 (in thousands):

Employee Severance Benefits
Accrual balance at January 31, 2006	$324
Cash payments	(625)
Additional restructuring charges	751
Adjustments	(90)

Accrual balance at October 31, 2006	$360

The restructuring liabilities shown above are included in accrued liabilities in the accompanying balance sheet as of October 31, 2006 and January 31, 2006.

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

As of the acquisition date, management had formulated an integration plan which included the elimination of duplicative headcount, elimination of redundant products, the outsourcing of manufacturing, and the closing of duplicative facilities in overlapping geographies. As a result, more than 400 pre-merger CNT employees have been terminated and approximately $10.8 million in termination and relocation benefits for former CNT employees has been recognized. The Company also recognized $8.2 million related to the planned closure of certain pre-merger CNT offices. For sites where the Company expected to negotiate an early termination of the lease, the expected termination costs were accrued. The amounts accrued for the remaining sites were based upon the fair value of the liability at the cease-use date based on the remaining lease rentals reduced by estimated sublease rentals. An additional amount of approximately $9.9 million has been recognized for estimated settlements of various unfulfilled contractual commitments.

In execution of its plan to continue to outsource its manufacturing operations, on June 24, 2005, the Company sold its manufacturing operations and transferred assets related to the former CNT Lumberton, New Jersey manufacturing operations to Solectron Corporation, Inc (Solectron). The terms of the sales agreement include (a) the transfer of equipment related to the manufacturing operations for $1.5 million, (b) the assumption by Solectron of a certain lease obligation related to the facility in Lumberton, New Jersey and a sublease back to the Company for certain space at the facility, (c) the transfer of 123 Company employees to Solectron, and (d) the payment of $3 million in installments over the next year by the Company to Solectron in partial consideration for anticipated restructuring costs to be incurred by Solectron related to this facility. The net payment of $1.5 million required by the Company to transfer these assets and liabilities has been reflected as a liability assumed in the purchase allocation, as discussed more fully in Note 17 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2006. In connection with this sale, the Company has agreed to indemnify the buyer and hold them harmless from any loss, as defined in the agreement, which relates to specific issues outlined in the agreement. In accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, the Company has recognized a liability of approximately $0.4 million for the underlying fair value of these obligations, which has also been included in long term liabilities assumed in the purchase of CNT. On August 31, 2006, the Company completed its relocation from Lumberton, New Jersey to Austin, Texas. The operating costs were recorded as incurred as other costs of goods sold in the Company’s consolidated statement of operations.

Changes to estimated restructuring costs as a result of executing the currently approved plans associated with the pre-merger activities of CNT were recorded as adjustments to goodwill during the purchase price allocation period which ended May 31, 2006. Changes after May 31, 2006 have been recorded in the Company’s consolidated statement of operations.

The following table summarizes the Company’s utilization of restructuring accruals pertaining to pre-merger operations of CNT from January 31, 2006 to October 31, 2006 (in thousands):

	Employee Severance and Relocation Benefits	Facility Closure and Exit Costs	Contract Termination Costs	Totals
Accrual balance at January 31, 2006	$2,106	$7,234	$4,077	$13,417
Cash payments	(1,078)	(2,224)	(232)	(3,534)
Change to estimated costs	(114)	(1,451)	2,056	491

Accrual balance at October 31, 2006	$914	$3,559	$5,901	$10,374

Of the restructuring liabilities described above, $6.2 million is included in other long term liabilities and the remaining amounts are included in accrued liabilities and accrued wages, salaries and benefits in the accompanying consolidated balance sheet as of October 31, 2006.

Note 6—Components of Selected Balance Sheet Accounts

(in thousands)

	October 31, 2006	January 31, 2006
Inventories:
Raw materials	$19,109	$22,868
Work-in-progress	145	1,253
Finished goods	13,161	8,979

Total inventories	$32,415	$33,100

As part of the June 1, 2005 business combination with CNT, the Company acquired CNT’s Matrix switch and related legacy product line (Matrix). The assets associated with Matrix included inventory for which the Company established certain reserves for inventory obsolescence. During the six months ended July 31, 2006, the Company also capitalized certain costs into inventory due to the production of product. In July of 2006, the Company reviewed Matrix and determined that the product line’s value was significantly below its fair value based on efforts to market Matrix as a saleable operation. In response to its assessment, the Company recorded a $6.5 million valuation allowance against Matrix inventory (See Note 7, Impairment of Long-lived Assets).

	October 31, 2006	January 31, 2006
Property and Equipment:
Land	$17,799	$17,799
Building	32,597	32,573
Equipment and furniture	127,232	122,680
Computer software for internal use	30,596	30,787
Leasehold improvements	14,595	8,449
Construction in progress	1,002	838

	223,821	213,126
Less accumulated depreciation and amortization	(121,304)	(104,008)

Total property and equipment, net	$102,517	$109,118

	October 31, 2006	January 31, 2006
Accrued liabilities:
Wages and employee benefits	$25,066	$27,916
Warranty reserves	5,798	6,806
Income taxes payable	10,544	10,215
Taxes, other than income tax	6,985	5,903
Interest payable	1,568	4,416
Customer obligations	11,137	8,227
Restructuring accruals	1,111	14,188
Other accrued liabilities	3,918	16,605

	$66,127	$94,276

Included in “Other accrued liabilities” are amounts of employee payroll taxes the Company estimates may be payable to certain taxing authorities. The estimated fair value of employee payroll taxes is approximately $420,000.

Warranty Reserves:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
Balance at beginning of period	$5,929	$6,765	$6,806	$5,592
Warranty expense, net	1,207	1,337	4,152	3,448
Non-expensed warranty obligations	—	—	—	17
Warranty claims	(1,338)	(1,544)	(5,160)	(4,243)
Acquired warranty liability	—	—	—	1,744

Balance at end of period	$5,798	$6,558	$5,798	$6,558

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

As part of the June 1, 2005, business combination with CNT, the Company acquired Matrix. The assets associated with Matrix included fixed assets and developed technology costs (intangible assets). Although the Company marketed the Matrix business and entered into negotiations for its potential sale, the Company had classified these assets as held and used which is consistent with the provisions of SFAS 144, and recorded revenue from the sales of Matrix, the related cost of sales, and charges for inventory obsolescence in its consolidated statements of operations.

In the second quarter of 2006, the Company reviewed the value of Matrix due to changes in circumstances that indicated that the carrying value of Matrix would not be recoverable because of a decrease in interest from potential buyers of Matrix. In response to the decreased interest in Matrix, which limited the Company’s efforts to market Matrix as a saleable operation, the Company determined that the product line’s fair value was below its carrying cost. Because of this assessment, the Company recorded an asset impairment of $3.1 million, which includes a $3.0 million decline in the fair value the Matrix developed technology and an $86,000 decline in the fair value of the related fixed assets. In addition, the Company recorded a $6.5 million valuation allowance for the associated inventory in cost of goods sold in its consolidated statement of operations during the quarter ended July 31, 2006.

As part of the June 1, 2005, business combination with CNT, McDATA acquired a note receivable from a certain CNT partner (the partner) of approximately $1.0 million. The terms of the receivable stated that payments of approximately $400,000 are due on April 21 on an annual basis through 2008. Because the Company had not received its April 21, 2006 payment, the Company reassessed the collectibility of the note receivable during the quarter ended July 31, 2006. A review of the partner’s financial condition indicated that it was probable that the note was uncollectible. Because of its assessment, the Company impaired the entire amount of the receivable, which is recorded as an operating expense in its statement of operations for the three and six months ended July 31, 2006.

During the quarter ended October 31, 2006, the Company negotiated a workout agreement with the partner that required the partner to make scheduled payments to the Company of approximately $33,000 per month for six months, approximately $17,000 for the following 12 months, and two principle payments of $424,000 on April 2, 2008 and April 2, 2009, respectively, to satisfy the obligation. Because the Company impaired the entire amount of the receivable, the Company has recorded the payments as a gain contingency.

Note 8—Goodwill and Intangible Assets

The Company is currently amortizing its acquired intangible assets with finite lives over periods ranging from one to seven years. The following table summarizes the components of gross and net intangible asset balances (in thousands):

	October 31, 2006			January 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$139,787	$72,294	$67,493	$143,490	$55,025	$88,465
Customer relationships	30,234	7,413	22,821	30,234	4,005	26,229
Backlog	17,606	17,606	—	17,606	10,255	7,351
Other	4,591	3,177	1,414	4,578	2,929	1,649

Total intangible assets	$192,218	$100,490	$91,728	$195,908	$72,214	$123,694

Expected annual amortization expense related to acquired intangible assets is as follows:

For fiscal years:
2006(1)	$6,556
2007	26,185
2008	25,849
2009	19,718
2010 and thereafter	13,420

Total expected amortization expense	$91,728

(1)	Reflects the remaining three months of fiscal year 2006.

Amortization expense related to acquired intangible assets was $6.9 million and $11.4 million for the three months ended October 31, 2006 and 2005, respectively. For the nine months ended October 31, 2006 and 2005, amortization of acquired intangible assets was $28.9 million and $26.5 million, respectively.

There were no changes in the carrying amount of goodwill for the quarter ended October 31, 2006. The following table summarizes the goodwill activity for the nine months ended October 31, 2006 (in thousands):

	Product Segment	Services Segment	Total
Balance as of January 31, 2006	$128,972	$137,169	$266,141
Goodwill acquired	—	—	—
Goodwill impaired	—	—	—
Other(1)	(4,739)	2,071	(2,668)

Balance as of October 31, 2006	$124,233	$139,240	$263,473

(1)	Represents a net decrease to goodwill for the nine months ended October 31, 2006, as a result of adjusting the estimated fair market value of certain purchased assets and liabilities of CNT during the allocation period.

As a result of the merger with CNT, and upon completing the integration of CNT’s service business in the third quarter of fiscal 2005, the Company operates in two distinct reporting segments, each constituting a separate reporting unit for purposes of allocating goodwill. Goodwill acquired in the merger with CNT has been allocated to these two reporting segments based on the work of a third party valuation expert. Goodwill was allocated between the two segments based upon each segment’s relative projected operating profits. The product and service segment goodwill balances are tested for impairment annually or more frequently, if events or circumstances indicate that impairment might exist. There were no impairments of goodwill recognized for the three and nine months ended October 31, 2006.

Note 9—Convertible Subordinated Debt

Convertible subordinated debt includes the Company’s 2.25% convertible subordinated notes (the 2.25% Notes) due February 15, 2010, and $122.4 million outstanding 3.00% Convertible Subordinated Notes due February 15, 2007, previously issued by CNT (the 3.00% Notes), which were assumed in the Merger.

On February 7, 2003, the Company sold $172.5 million of 2.25% convertible subordinated notes due February 15, 2010, raising net proceeds of approximately $167 million. The 2.25% Notes are convertible into Class A common stock at a conversion rate of 93.3986 shares per $1,000 principal amount of notes (aggregate of approximately 16.1 million shares) at any time prior to February 15, 2010, subject to adjustments. As of October 31, 2006, the approximate bid and ask prices per $100 of the Company’s 2.25% Notes were $92.75 and $93.25, respectively, resulting in an aggregate fair value of between $154.7 million and $155.5 million.

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

In October 2003, the Company entered into an interest rate swap agreement with a notional amount of $155.3 million that has the economic effect of modifying that dollar portion of the fixed interest obligations associated with the 2.25% Notes so that the interest payable effectively becomes variable based on the six-month London Interbank Offered Rate (LIBOR) minus 152 basis points. The reset dates of the swap are February 15 and August 15 of each year until maturity on February 15, 2010. At October 31, 2006, the six-month LIBOR setting for the swap was 5.47%, creating a rate of approximately 3.95%, which is effective until February 15, 2007. The swap was designated as a fair value hedge and the gain or loss on the swap, as well as the fully offsetting gain or loss on the 2.25% Notes attributable to the hedged risk, are recognized in earnings. At October 31, 2006, the fair value of the interest rate swap had decreased from inception to a negative $5.7 million and is included in long-term liabilities. As part of the agreement, the Company is also required to post collateral based on changes in the fair value of the interest rate swap. This collateral, in the form of restricted cash, is approximated $8.5 million at October 31, 2006.

On June 1, 2005, effective upon the consummation of the Merger, the Company fully and unconditionally guaranteed the 3.00% Notes and became a co-obligor on the 3.00% Notes with CNT. In addition, the 3.00% Notes became convertible into the Company’s Class A stock at a price of approximately $14.75 per share (aggregate of approximately 8.4 million shares) at any time prior to maturity on February 15, 2007, all pursuant to the terms of the Supplemental Indenture. All other terms of the 3.00% Notes remained unchanged. The 3.00% Notes were issued by CNT in 2002 and had an aggregate par value of $124.4 million at the time of the guarantee. In accordance with purchase accounting rules, the Notes were adjusted to their aggregate fair value of $118.8 million based on the quoted market closing price as of the acquisition date. The $5.6 million reduction in the Notes’ carrying value has been accreted to interest expense on a straight-line basis over the term of the Notes. On October 31, 2006, the approximate bid and ask prices per $100 of the Company’s 3.00% Notes were $99.00 and $99.25, respectively, resulting in an aggregate fair value of between $121.2 million and $121.5 million.

Prior to the Merger, CNT entered into an interest-rate swap agreement with a notional amount of $75 million that has the economic effect of modifying that dollar portion of the fixed interest obligations associated with $75 million of the 3.00% Notes such that the interest payable effectively becomes variable based on the three-month LIBOR plus 69.5 basis points. The payment and reset dates of the swap are January 31, April 30, July 31 and October 31 of each year, until maturity on February 15, 2007. At October 31, 2006, the three-month LIBOR setting for the swap was 5.38%, resulting in a combined effective rate of approximately 6.07%, which is effective until February 15, 2007. The swap was designated as a fair value hedge, and as such, the gain or loss on the swap, as well as the fully offsetting gain or loss on the notes attributable to the hedged risk, are recognized in earnings. At October 31, 2006, the fair value of the interest rate swap had decreased to a negative $1.8 million and is included in short-term liabilities. As part of the agreement, the Company is also required to post collateral based on changes in the fair value of the interest rate swap. This collateral, in the form of restricted cash, of approximately $3.9 million is included in the Company’s current assets as the Company will receive the amount when the debt is retired.

On July 11, 2006, the Company repurchased certain amounts of the 3.00% Notes with a face value of $2.0 million for $1.97 million plus accrued interest of $24,000. The gain that was recorded in other income in the Company’s consolidated statement of operations was insignificant.

Note 10—Interest and Other Income, Net

Interest and other income, net consist of:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
Interest income	$5,055	$2,674	$14,045	$7,209
Net realized gains/(losses) on available for sale investments	603	112	1,078	(266)
Sale of equity investment and other income (losses)	(28)	—	2,946	—
Exchange rate gains	16	—	550	—
Unrealized gain (losses) on hedged investments	(494)	(18)	(478)	73

Interest and other income, net	$5,152	$2,768	$18,141	$7,016

In April of 2006, Emulex Corporation announced their intent to purchase the Company’s equity investment in Aarohi, and in May of 2006, Emulex announced the completion of that purchase. Under the terms of the cross indemnification agreement, the pro rata share of merger consideration received by the Company will be approximately $3.1 million. Approximately $2.7 million of the merger consideration was received in May of 2006, and the remainder has been deposited in an escrow account and will be distributed in whole or in part within the next 15 months. The Company recorded its pro rata share as other income in its condensed consolidated statement of operations.

Note 11—Income Tax

For the three-month periods ended October 31, 2006 and October 31, 2005 the Company recorded an income tax provision of $469,000 and an income tax benefit of $3.9 million, respectively. For the nine-month periods ended October 31, 2006 and October 31, 2005 the Company recorded an income tax provision of $1.8 million and $2.5 million respectively.

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

The Company adopted SFAS 123R on February 1, 2006. SFAS 109 requires that differences between the deductible temporary difference between the compensation expense calculated under SFAS 123R and the tax deduction that would result based on the current fair value of the entity’s shares shall not be considered in measuring the gross deferred tax asset or determining the need for a valuation allowance for a deferred tax asset recognized. Because the Company has established a valuation allowance, the tax benefit of approximately $2.9 million is not recorded, but will be tracked by the Company and will be used when the existing deferred tax asset is realized. The Company is still evaluating the use of the short-cut method as allowed by SFAS 123R and its interpretations.

Note 12—Net Loss Per Share

Basic net loss per share excludes dilution and is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is based on the weighted-average number of shares outstanding during each period and the assumed exercise of dilutive common stock equivalents less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company’s common stock for each of the periods presented. No dilutive effect is included for shares sold in relation to McDATA’s agreement with International Business Machines Corporation (IBM) in which the Company granted IBM five-year warrants for the purchase of the remaining 1,166,666 shares of McDATA’s Class B common stock because of their anti-dilutive impact. No dilutive effect has been included for the convertible subordinated debt or the share options sold in relation to the convertible subordinated debt because of their anti-dilutive impact.

Following is reconciliation between basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
Net loss	$(26,347)	$(7,484)	$(56,456)	$(35,859)
Weighted average shares of common stock outstanding used in computing basic net loss per share	154,637	152,646	153,905	135,750
Effect of dilutive stock options and warrants	—	—	—	—

Weighted average shares of common stock used in computing diluted net loss per share	154,637	152,646	153,905	135,750

Basic and diluted net loss per share	$(0.17)	$(0.05)	$(0.37)	$(0.26)

As a result of the Company’s net losses for the three and nine month periods ended October 31, 2006 and October 31, 2005, all potentially dilutive shares were anti-dilutive and therefore excluded from the computation of diluted net loss per share.

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

Because the Company had not followed the recognition provisions of SFAS 123 for its awards of Incentive Stock Options (ISO’s) and Nonqualified Stock Options (NQSO’s), the Company will not record an adjustment for the cumulative effect of a change in accounting principle when estimating forfeitures. With respect to the Non-Vested Restricted Stock Units (RSU’s) which were recognized under the provisions of APB 25, the Company will not record an adjustment for the cumulative effect of a change in accounting principle for estimating forfeitures as the Company has estimated that there will be no forfeitures associated with these awards.

Stock Options

The Company awards ISO’s and NQSO’s to certain employees. The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the following table. The expected term of stock options is based on the average of the historical exercise behavior. The expected volatility is based on an equal weighted average of implied volatilities from traded options of the Company’s stock and historical volatility of the Company’s stock. The risk free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not anticipate paying cash dividends. The Company has computed the fair values of each option granted during the three and nine months ended October 31, 2006 and 2005, respectively, using the Black-Scholes option-pricing model and the following assumptions:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
Stock Options
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk free interest rate	4.82%	3.93 - 4.43%	4.57% - 5.07%	3.69% - 4.39%
Expected volatility	50%	60%	50%	60% -77%
Expected term (in years)	6.3	4	6.3	4

Non-Vested Restricted Stock and Restricted Stock Units

The Company provided certain directors and executives with restricted stock awards with service and performance components prior to the adoption of SFAS 123R. The Company accounted for the compensation cost service component in accordance with APB 25, using the grant date fair value and amortizing the cost over the service period. At interim periods, the performance component was measured in accordance with FASB Interpretation 28 based on an estimate of the number of shares that would vest and the market price of the stock at interim dates. Upon adoption of SFAS 123R, the Company ceased applying variable accounting for APB 25 awards. The Company is recording compensation cost for the unvested portion using the grant date value and amortizes the unvested awards over the service period.

In addition, the Company adjusted the remaining deferred compensation balance that was established when the restricted stock awards were granted to additional paid-in-capital.

Effective February 1, 2006, the Company changed its expense recognition policy from using the graded vesting attribution model to the straight-line attribution model as permitted with the adoption of SFAS 123R.

Compensation Costs

The following table summarizes stock-based compensation costs under SFAS 123R for the three and nine months ended October 31, 2006 and stock based compensation costs under APB 25 for the three and nine months ended 10/31/05 (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005(1)	2006	2005(1)
Cost of sales	$282	$25	$906	$151
Research and development	676	131	2,218	1,170
Capitalized software development costs	(123)	—	(880)	—
Sales and marketing	468	182	1,721	632
General and administrative	982	576	3,458	3,047

Total stock based compensation related to employee stock options and employee stock purchases, net of tax and software development costs	$2,285	$914	$7,423	$5,000

(1)	Total stock-based compensation as of October 31, 2005, excludes certain stock-based awards, which were previously reported as proforma compensation expense under SFAS 123 (see Note 2, “Summary of Significant Accounting Policies,” of the SEC form 10K for the year ended January 31, 2006).

The following table illustrates the effect on net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Three Months Ended October 31, 2005	Nine Months Ended October 31, 2005
Net loss, as reported	$(7,484)	$(35,859)
Add: Total stock-based employee compensation expense included in net loss as determined under the intrinsic value method, net of related tax effects	914	5,000
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(5,501)	(17,111)

Pro forma net loss	$(12,071)	$(47,970)

Loss per share:
Basic and diluted-as reported	$(0.05)	$(0.26)

Basic and diluted -pro forma	$(0.08)	$(0.35)

A summary of stock option and restricted stock activity under the Company’s various stock option plans for the nine months ended October 31, 2006 is presented as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Class A common stock options
Outstanding, January 31, 2006	9,643	$9.97
Granted	—	—
Exercised	(677)	1.51
Forfeited or expired	(1,056)	10.92

Outstanding, October 31, 2006	7,910	$10.59	4.00	$4,159

Ending vested and expected to vest, October 31, 2006	6,861	$11.48	3.38	$2,826

Exercisable and vested, October 31, 2006	6,861	$11.48	3.38	$2,826

	Shares (in thousands)	Weighted Average Grant Date Fair Value Range
Nonvested shares—Class A common stock options
Nonvested at January 31, 2006	2,169	$3.60
Granted	—	—
Vested	(923)	6.47
Forfeited or expired	(223)	3.25

Outstanding, October 31, 2006	1,023	$3.05

As of October 31, 2006, there was $3.2 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 8.17 years.

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Class B common stock options
Outstanding, January 31, 2006	20,288	$7.09
Granted	4,176	1.20
Exercised	(1,265)	1.71
Forfeited or expired	(3,416)	7.71

Outstanding, October 31, 2006	19,783	$6.08	7.23	$37,499

Ending vested and expected to vest, October 31, 2006	9,842	$9.41	5.48	$6,707

Exercisable and vested, October 31, 2006	9,842	$9.41	5.48	$6,707

	Shares (in thousands)	Weighted Average Grant Date Fair Value Range
Nonvested shares—Class B common stock options
Nonvested at January 31, 2006	10,805	$2.93
Granted	4,176	3.71
Vested	(3,337)	4.70
Forfeited or expired	(1,703)	2.95

Outstanding, October 31, 2006	9,941	$3.08

As of October 31, 2006, there were $30.6 million of total unrecognized compensation costs related to class B common stock options. These costs are expected to be recognized over a weighted average period of 8.96 years.

Cashless Exercise of Warrants

On September 28, 2004 the Company granted IBM five-year warrants for the purchase of up to 350,000 shares of the Company's Class B common stock in connection with an OEM agreement with IBM. The warrants were structured into three equal tranches at the following exercise prices $4.700, $5.052 and $5.405. The warrants contained customary terms and conditions, including piggyback SEC registration rights and anti-dilution protections in favor of IBM, and were fully exercisable as of the date of the transaction. On October 10, 2006, IBM provided written notice to the Company requesting a cashless exercise of the tranche warrants with exercise prices of $4.700 and $5.052 resulting in a net issuance of 18,098 shares of the Company’s Class B common stock. On December 1, 2006, IBM provided written notice dated November 30, 2006 to the Company requesting a cashless exercise of the tranche warrant with exercise prices of $5.405 resulting in a net issuance of 23,317 shares of the Company’s Class B common stock. The warrants were valued using the Black-Scholes model and were recorded as an other asset related to the OEM contract. These will continue to be amortized ratably over the 60-month term of the OEM contract as a reduction to revenue.

Note 14—Stockholders’ Equity

Stock Repurchase Plan

In October 2005, the Company’s Board of Directors amended its stock repurchase plan to authorize the repurchase of up to $25 million of its common stock (Class A, Class B or a combination thereof). This repurchase plan, which expired on October 31, 2006, allowed the Company to repurchase shares on the open market, in negotiated transactions off the market, or pursuant to a Rule 10b5-1 plan adopted by the Company. The Company adopted a Rule 10b5-1 plan in September 2004, which allows the Company to repurchase its shares during a period in which the Company is in possession of material non-public information, provided the Company communicates share repurchase instructions to the broker at a time when the Company was not in possession of such material non-public information. Since inception of the original repurchase plan in fiscal 2003, approximately 4.5 million shares (approximately 1.4 million shares of Class A and approximately 3.1 million shares of Class B) have been repurchased with a total cost of approximately $23.6 million. During the three and nine months ended October 31, 2006, there were no share repurchases.

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

Prior to the Merger with CNT, the Company had one reporting segment relating to the design, development, manufacture and sale of data access and storage networking solutions that provide highly-available, scalable and centrally-managed storage area networks (SANs). The Company’s Chief Operating Decision Makers, as defined by SFAS No. 131, had allocated resources and assessed the performance of the Company based on consolidated revenue and overall profitability. Because of the Merger with CNT, and the completion of the integration of CNT’s service business, the Company is operating in two distinct reporting segments, one for products and the other for services. The products segment consists of hardware and software products and related software maintenance and support revenue. The services segment consists of break/fix maintenance, extended warranty, installation, consulting, network management and telecommunications services.

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

Summarized financial information by operating segment for the three and nine months ended October 31, 2006 and 2005, based on the internal management system is as follows (in thousands):

	Three Months Ended October 31, 2006				Nine Months Ended October 31, 2006
	Product	Service	Unallocated	Total	Product	Service	Unallocated	Total
Revenue	$123,213	$32,876	$—	$156,089	$376,656	$97,875	$—	$474,531
Cost of Revenue	$72,695	$20,254	$—	$92,949	$210,623	$61,625	$—	$272,248
Gross Margin	$50,518	$12,622	$—	$63,140	$166,033	$36,250	$—	$202,283
Research and Development	$30,522	$—	$—	$30,522	$83,086	$—	$—	$83,086
Selling and Marketing	$—	$—	$36,541	$36,541	$—	$—	$109,976	$109,976
General and Administrative	$—	$—	$8,716	$8,716	$—	$—	$27,250	$27,250
Merger related costs	$—	$—	$6,096	$6,096	$—	$—	$6,096	$6,096
Restructuring and Impairment Charges	$393	$—	$—	$393	$5,753	$—	$—	$5,753
Amortization of intangible assets	$—	$—	$6,939	$6,939	$—	$—	$28,945	$28,945
Income (loss) from operations	$19,603	$12,622	$(58,292)	$(26,067)	$77,194	$36,250	$(172,267)	$(58,823)

	Three Months Ended October 31, 2005				Nine Months Ended October 31, 2005
	Product	Service	Unallocated	Total	Product	Service	Unallocated	Total
Revenue	$138,579	$29,926	$—	$168,505	$369,988	$62,694	$—	$432,682
Cost of Revenue	$68,566	$20,370	$134	$89,070	$175,737	$41,632	$826	$218,195
Gross Margin	$70,013	$9,556	$(134)	$79,435	$194,251	$21,062	$(826)	$214,487
Research and Development	$31,595	$—	$—	$31,595	$84,953	$—	$—	$84,953
Selling and Marketing	$—	$—	$35,969	$35,969	$—	$—	$98,723	$98,723
General and Administrative	$—	$—	$11,072	$11,072	$—	$—	$28,205	$28,205
Restructuring and Impairment Charges	$526	$—	$—	$526	$10,278	$—	$—	$10,278
Amortization of intangible assets	$—	$—	$11,367	$11,367	$—	$—	$26,474	$26,474
Income (loss) from operations	$37,892	$9,556	$(58,542)	$(11,094)	$99,020	$21,062	$(154,228)	$(34,146)

The following table presents supplemental data for McDATA revenue channels. A significant portion of revenue is concentrated with the largest storage OEMs: EMC, IBM and HDS. Other major storage and system vendors, including Dell, HP, and Sun, offer McDATA solutions to their customers. In addition to storage and system vendors, the Company has relationships with many resellers, distributors and systems integrators. The Company also sells select products and services directly to end customers.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
EMC	31%	28%	29%	33%
IBM	21%	22%	26%	24%
HDS	10%	11%	8%	9%
Other channels	38%	39%	37%	34%

Total revenue	100%	100%	100%	100%

Revenues are attributed to geographic areas based on the location of the customers to which products are shipped. International revenues primarily consist of sales to customers in Western Europe and the greater Asia Pacific region. Included in domestic revenues are sales to certain OEM customers who take possession of products domestically and then distribute these products to their international customers. In addition, included in revenues from Western Europe are sales to certain OEM customers who take possession of products in distribution centers designated for international-bound product and then distribute these products among various international regions. The mix of international and domestic revenue can, therefore, vary depending on the relative mix of sales to certain OEM customers. For the quarter ended October 31, 2006, domestic and international revenue was 68% and 32% of our total revenue, respectively, as compared to 58%, and 42%, respectively, for the same period in 2005. For the nine months ended October 31, 2006, domestic and international revenue was 65% and 35% of our total revenue, respectively, as compared to 58%, and 42%, respectively, for the same period in 2005.

Note 16—Commitments and Contingencies

Commitments

Operating and Capital Leases

The Company had various operating and capital leases in effect at October 31, 2006, for certain buildings, office space and machinery and equipment. Future minimum lease payments under non-cancelable capital and operating leases with terms of one year or more are as follows at October 31, 2006 (in thousands):

	Capital Leases	Operating Leases
2006(1)	$666	$2,931
2007	2,796	8,843
2008	971	7,379
2009	14	5,693
2010	—	5,599
Thereafter	—	35,606

Total minimum lease payments	4,447	$66,051

Less portion representing interest	(276)
Less current portion	(2,334)

Long term obligations under capital leases	$1,837

(1)	Reflects the remaining three months of fiscal 2006.

Rent expense for the three and nine months ended October 31, 2006, was $3.7 million and $11.4 million, respectively, and for the same periods in 2005, rent expense was $4.8 million and $11.6 million, respectively.

On September 9, 2004, the Company entered into a triple net office lease with Ridge Parkway Associates, LLC, a Delaware limited liability company, for the lease of office space at 11802 Ridge Parkway, Building 2, Broomfield, Colorado (the “New Premises”). The Company moved its world headquarters location from 380 Interlocken Crescent, Broomfield, Colorado 80021 to the New Premises with the lease commencing in February of 2006. The term of the new lease is for 11 years (with two 5-year renewal options). The base annual lease rates per rentable square foot for the New Premises range from $0 in the first year to $14.15 in the last year of the lease, plus normal operating expenses. The Company began recognizing rent expense in July 2005, upon the start of the build-out of the premises. The lease has customary terms and conditions.

The Company received the certificate of occupancy for the New Premises on January 31, 2006, and because the project was substantially complete, the Company adjusted the amounts in construction in progress—leased assets, and non-cash obligations for construction in progress—lease facilities in the long term-liability section of the accompanying consolidated balance sheet.

Under the terms of the lease, the Company was provided with approximately $6.7 million of tenant improvements and did not have to pay utility costs for one year. The Company has recorded these improvements as an addition to property and equipment, and as an addition to long-term liabilities on its consolidated balance sheet. The improvements are being depreciated over the lesser of the life of the related assets or the term of the lease. The related long-term liability is being and the utility costs are being amortized over the life of the lease effectively adjusting the Company’s rent expense.

Manufacturing and Purchase Commitments

The Company has contracted with Sanmina SCI Systems, Inc. (SSCI), Solectron Corporation (Solectron) and others (collectively, Contract Manufacturers) for the manufacture of printed circuit boards and box build assembly and configuration for specific multi-protocol directors and switches. The agreements require the Company to submit purchasing forecasts and place orders sixty calendar days in advance of delivery. At October 31, 2006, the Company’s commitment with our Contract Manufacturers for purchases over the next sixty days totaled $55.3 million, and $31.5 million for commitments beyond 60 days. The Company may be liable for materials that the Contract Manufacturers purchase on McDATA’s behalf if the Company’s actual requirements do not meet or exceed its forecasts and those materials cannot be redirected to other uses. We may also be liable for materials that certain component suppliers or product manufacturers have produced or made available to us if our actual requirements do not meet or exceed minimums that we have committed to purchase. At October 31, 2006, the Company had recorded approximately $8.3 million of purchase obligations that we believe is excess or obsolete and cannot be redirected to other uses. Management does not expect the remaining commitments under these agreements to have a material adverse effect on the Company’s business, results of operations, financial position or cash flows.

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

Proposed Merger with Brocade

In August of 2006, the Company established retention compensation plans for certain employees. The plans will provide these employees with a combination of cash and restricted stock that will vest generally over a two year service period under certain conditions. The plans stipulate that the employees will receive compensation even if the Merger with Brocade does not occur. These plans were communicated by the Company to executives on August 8, 2006 and to employees on August 31, 2006.

Consistent with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), the Company determined the fair value of the cash compensation using a discount factor of approximately 7%, which is consistent with the Company’s incremental borrowing rate, and a forfeiture rate of approximately 36%, which is consistent with the Company’s historical rate of attrition, for employees. The Company assumed that none of its executives would forfeit. The Company recorded the stock-based compensation consistent with the provisions of 123R using a two year service period. See Note 13-Stock Based Compensation.

The Company also incurred certain merger related expenses with a certain financial advisor to assist the Company with respect to defining objectives, performing valuation allowances, structuring and planning the transaction, and upon request, providing a written opinion as to the fairness from a financial point of view of the consideration received by the Company’s shareholders. Under the terms of the agreement, the Company paid $2.1 million for an opinion fee during the quarter ended October 31, 2006, which is recorded in merger related costs on the Company’s consolidated statement of operations. In the event the Merger is successful, the Company will be required to pay a transaction fee which is based on the fair value Company’s stock price on the close date of the Merger and is to be paid on the closing date of the Merger.

Contractual Commitments with 20/20Technologies, LLC

As part of its acquisition of CNT, the Company acquired a 19% interest in a business development agreement with 20/20 Technologies, LLC (20/20). The agreement was entered into by CNT on February 11, 2003. Under the terms of the agreement, 20/20 Technologies provides telecommunication management services to assist the Company in selecting circuits for its customers in exchange for a percentage of the service revenue the Company invoices the respective customer. The Company estimates that future expenses associated with this agreement will be approximately $950,000 over the next 5 years.

Emulex Corporation Supply Agreement

On September 8, 2006, the Company amended its supply agreement with Emulex Corporation (Emulex). In exchange for firmware, software, documentation and reference materials provided by Emulex, the Company will make scheduled payments of approximately $700,000 per quarter for the next eight quarters, or approximately $5.6 million in total future payments. In addition, we also negotiated a purchase agreement for approximately $860,000 of ASIC micro processors to be delivered by December 31, 2006.

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

McDATA’s IPO Laddering Class Action Lawsuits

The Company, Mr. John F. McDonnell, the former Chairman of the board of directors, Mrs. Dee J. Perry, a former officer and Mr. Thomas O. McGimpsey, a current officer were named as defendants in purported securities class action lawsuits filed in the United States District Court, Southern District of New York. The first of these lawsuits, filed on July 20, 2001, is captioned Gutner v. McDATA Corporation, Credit Suisse First Boston (CSFB), Merrill Lynch, Pierce Fenner & Smith Incorporated, Bear, Stearns & Co., Inc., FleetBoston Robertson Stephens et al., No. 01 CIV. 6627. Three other similar suits were filed against the Company and the individuals. The complaints are identical to numerous other complaints filed against other companies that went public in 1999 and 2000. These lawsuits generally allege, among other things, that the registration statements and prospectus filed with the SEC by such companies were materially false and misleading because they failed to disclose (a) that certain underwriters had allegedly solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of shares in connection with the initial public offerings, or IPOs, and (b) that certain of the underwriters had allegedly entered into agreements with customers whereby the underwriters agreed to allocate IPO shares in exchange for which the customers agreed to purchase additional company shares in the aftermarket at pre-determined prices. The complaints allege claims against the Company, the named individuals, and CSFB, the lead underwriter of the Company’s August 9, 2000 initial public offering, under Sections 11 and 15 of the Securities Act. The complaints also allege claims solely against CSFB and the other underwriter defendants under Section 12(a) (2) of the Securities Act, and claims against the individual defendants under Section 10(b) of the Securities Exchange Act. Although management believes that all of the lawsuits are without legal merit and they intend to defend against them vigorously, there is no assurance that the Company will prevail. In September 2002, plaintiffs’ counsel in the above-mentioned lawsuits offered to individual defendants of many of the public companies being sued, including the Company, the opportunity to enter into a Reservation of Rights and Tolling Agreement that would dismiss without prejudice and without costs, all claims against such persons if the company itself had entity coverage insurance. This agreement was signed by Mr. John F. McDonnell, the former Company Chairman, Mrs. Dee J. Perry, the former chief financial officer, and Mr. Thomas O. McGimpsey, the current General Counsel and Vice President of Business Development and the plaintiffs’ executive committee. Under the Reservation of Rights and Tolling Agreement, the plaintiffs dismissed the claims against such individuals. On February 19, 2003, the court in the above-mentioned lawsuits entered a ruling on the pending motions to dismiss, which dismissed some, but not all, of the plaintiffs’ claims against the Company. These lawsuits have been consolidated as part of In Re Initial Public Offering Securities Litigation (SDNY). The Company has considered and agreed to enter into a proposed settlement offer with representatives of the plaintiffs in the consolidated proceeding, and we believe that any liability on behalf of the Company that may accrue under that settlement offer would be covered by our insurance policies. On August 31, 2005, the court preliminarily approved the proposed settlement. A fairness was held on April 24, 2006, and it is anticipated that a final ruling will be entered by late 2006 or early 2007. Until that settlement is fully effective, Management intends to defend against the consolidated proceeding vigorously.

Eclipsys Indemnification Claim

Inrange Technologies Corporation (Inrange), which is a wholly-owned subsidiary of CNT, had been named as a defendant in the case SBC Technology Resources, Inc. v. Inrange Technologies Corp., Eclipsys Corp. and Resource Bancshares Mortgage Group, Inc., No. 303-CV-418-N, that was pending in the United States District Court for the Northern District of Texas, Dallas Division (the SBC Patent Litigation). The SBC Patent Litigation was commenced on February 27, 2003. The complaint claimed that Inrange was infringing U.S. Patent No. 5,530,845 (845 patent) by manufacturing and selling storage area networking equipment, in particular the FC/9000, that is used in storage networks. On May 31, 2005, Inrange and SBC Laboratories, Inc. (f/k/a SBC Technology Resources, Inc.) entered into a Settlement Agreement settling the SBC Patent Litigation on confidential terms that included a license to the 845 patent, and the case was dismissed with prejudice. Eclipsys Corp. (Eclipsys) had settled earlier with SBC Technology Resources, Inc. for an undisclosed sum without the consent of Inrange. Eclipsys has demanded that Inrange indemnify Eclipsys pursuant to alleged documentation under which it purportedly acquired certain allegedly infringing products from Inrange. Hitachi Data Systems Corporation (a non-party to the SBC Patent Litigation) has also informed Inrange that it received a demand from Eclipsys that Hitachi indemnify Eclipsys in connection with the SBC Patent Litigation. Hitachi notified Inrange that it would tender to Inrange any claim by Eclipsys for indemnification of any aspect of the litigation. Based on current information, Inrange believes that the indemnification demands of Eclipsys and Hitachi are without merit. Accordingly, McDATA intends to vigorously defend against any claims, if made, by Eclipsys or Hitachi for indemnification.

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

InRange’s IPO Laddering Class Action Lawsuits

A shareholder class action lawsuit was filed against Inrange and certain of its officers on November 30, 2001, in the United States District Court for the Southern District of New York, seeking recovery of damages caused by Inrange’s alleged violation of securities laws, including section 11 of the Securities Act of 1933 and section 10(b) of the Exchange Act of 1934.

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

Data Center Systems Litigation

On March 29, 2006, McDATA Services Corporation was notified that Kevin M. Ehringer Enterprises Inc. d/b/a Data Center Systems (“DCS”) had filed in the State District Court in Dallas, Texas, a lawsuit seeking damages and injunctive relief against McDATA Services Corporation (“McDATA Services”) f/k/a Computer Network Technology Corporation alleging that McDATA Services Corporation had breached its duties under a Distributor, Development, Asset Sale Agreement entered into by the parties in November 2003. In May 2006, McDATA Services removed the case to federal district court. On June 16, 2006, the federal court heard DCS’s application for a preliminary injunction and McDATA Services’ motion to dismiss. On November 28, 2006, the Federal District Court in Texas denied DCS’ Application for a preliminary injunction. McDATA Services intends to defend itself vigorously and, based on facts known to its management team, believes the case is wholly without merit.

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

SPX Tax Sharing Agreement

Inrange is subject to a tax sharing agreement with SPX Corporation (SPX) relating to previous tax years when Inrange was part of the SPX consolidated tax group (the SPX Agreement). Inrange was acquired by CNT from SPX in May 2003. When McDATA acquired CNT, Inrange became an indirect subsidiary of McDATA. Pursuant to the SPX Agreement, if a taxing authority adjusts Inrange losses utilized in previous tax years by the SPX consolidated group, Inrange must compensate SPX for the lost tax benefits. The Internal Revenue Service is currently examining tax returns filed by SPX for certain years that Inrange was included in the SPX consolidated return. At this time, we are not aware of any audit adjustments that would require Inrange to compensate SPX for lost tax benefits.

Note 17—Proposed Merger with Brocade

On August 7, 2006, McDATA, Brocade and Worldcup Merger Corporation, a Delaware corporation and a wholly-owned subsidiary of Brocade (Merger Sub), entered into the Merger Agreement providing for a business combination whereby Merger Sub will merge with and into McDATA (the Merger). Because of the Merger, the separate corporate existence of Merger Sub will cease and McDATA will continue as the surviving corporation of the Merger and be a wholly-owned subsidiary of Brocade. At the effective time of the Merger, each share of McDATA Class A common stock and Class B common stock (other than shares owned by McDATA or Brocade) will be converted into the right to receive 0.75 shares of Brocade common stock (the Exchange Ratio). Each outstanding McDATA stock option, restricted stock unit and share of restricted stock (whether vested or unvested) will be assumed by Brocade and will be converted into Brocade common stock or the right to receive Brocade common stock, as the case may be, based upon the Exchange Ratio. The issuance of Brocade common stock in the Merger is subject to the approval of Brocade’s stockholders and the adoption of the Merger Agreement is subject to the approval of the McDATA’s stockholders at the January 25, 2007 shareholder’s meeting. The Merger is subject to the expiration of applicable waiting periods under the HSR Act. On December 4, 2006, the Merger Agreement was amended. The Preferred Stock Rights Agreement between Brocade and Wells Fargo Bank, N.A. was amended, so that (i) McDATA would not be an “Acquiring Person” under the rights plan, (ii) the entering into the merger agreement and the consummation of the merger and related transactions would not result in the grant of any rights to any person under the rights agreement or enable or require any of Brocade’s rights to be exercised, distributed or triggered as a result of the merger, (iii) the definition of “Expiration Date” includes the date on which the merger becomes effective, and (iv) the Preferred Stock Rights Agreement automatically terminates upon the effective time of the merger. On December 6, 2006, the SEC declared effective the Registration Statement covering the shares of Brocade common stock to be issued in the Merger and certain other customary closing conditions. Brocade and McDATA have filed the appropriate notification and report forms with the FTC and the Antitrust Division, and the FTC has issued a request for additional information and documentary materials, extending the applicable waiting period.

Note 18—Supplemental Guarantor Information

On June 1, 2005, as part of the merger with CNT, McDATA Corporation (Parent Guarantor) fully and unconditionally guaranteed CNT’s convertible debt. In February 2002, CNT (Issuer of Notes) sold $125 million of 3% convertible subordinated notes due February 15, 2007. The notes were convertible into CNT common stock at the price of $19.17 per share. Due to the Merger, the notes are now convertible into Class A McDATA stock at a price of approximately $14.75 per share (aggregate of approximately 8.4 million shares) at any time prior to their maturity on February 15, 2007. At October 31, 2006, the amount outstanding on the CNT notes was $122.4 million. After the Merger, the corporate name of CNT was changed to McDATA Services Corporation.

The following condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the condensed consolidated financial statements. Investments in our subsidiaries are accounted for on the equity method; accordingly, entries necessary to consolidate the Parent Guarantor, Issuer of Notes, and all of its subsidiaries are reflected in the eliminations column.

McDATA CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS (1)

As of October 31, 2006

(in thousands, unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiaries Non Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$134,140	$14,175	$2,294	$—	$150,609
Securities lending collateral	62,230	—	—	—	62,230
Short-term investments	180,432	—	—	—	180,432
Accounts receivable, net	88,432	12,569	—	323	101,324
Intercompany accounts receivable, net	(337,938)	202,406	(38,422)	173,954	—
Inventories, net	30,631	2,781	—	(997)	32,415
Prepaid expenses and other	6,016	7,482	577	(116)	13,959
Restricted cash	—	3,877	—	—	3,877

Total current assets	163,943	243,290	(35,551)	173,164	544,846
Property and equipment, net	86,606	14,056	1,136	719	102,517
Long-term investments	25,594	—	—	—	25,594
Investment in subsidiaries	410,518	235,662	2	(646,182)	—
Restricted cash	8,507	—	—	—	8,507
Intangible assets, net	40,822	(836)	50,906	836	91,728
Goodwill	184,519	261	78,693	—	263,473
Other assets, net	37,818	15,667	252	857	54,594

Total assets	$958,327	508,100	$95,438	(470,606)	$1,091,259

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$58,322	$6,913	$130	$701	$66,066
Accrued liabilities	44,900	27,280	(6,053)	—	66,127
Securities lending collateral payable	62,230	—	—	—	62,230
Current portion of deferred revenue	13,376	38,414	12	—	51,802
Current portion of notes payable and obligations under capital leases	562	1,772	—	—	2,334
Interest rate swap	—	725	—	—	725
Convertible subordinated debt	—	120,631	—	—	120,631

Total current liabilities	179,390	195,735	(5,911)	701	369,915
Obligations under capital leases, less current portion	420	1,417	—	—	1,837
Deferred revenue, less current portion	5,357	20,353	—	—	25,710
Other long-term liabilities	8,296	5,887	—	307	14,490
Interest rate swap	5,746	—	—	—	5,746
Convertible subordinated debt	166,754	—	—	—	166,754

Total liabilities	365,963	223,392	(5,911)	1,008	584,452
Total stockholders’ equity	592,364	284,708	101,349	(471,614)	506,807

Total liabilities and stockholders’ equity	$958,327	508,100	$95,438	(470,606)	$1,091,259

(1)	In conjunction with the guarantee of McDATA Services Corporation’s (formerly known as CNT) convertible debt, the accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered.” This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles and is not representative of the operations of McDATA or the former CNT on either a pre-merger or stand-alone basis.

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

McDATA CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (1)

For the Three Months Ended October 31, 2006

(in thousands, except per share data)

(unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiaries Non Guarantors	Eliminations	Consolidated
Total revenue	$116,671	$39,440	$52	$(74)	$156,089
Total cost of revenue	67,898	24,848	238	(35)	92,949

Gross profit	48,773	14,592	(186)	(39)	63,140
Operating expenses:
Research and development	30,008	480	34	—	30,522
Selling and marketing	23,235	8,153	5,153	—	36,541
General and administrative	7,481	843	394	(2)	8,716
Merger related costs	6,096	—	—	—	6,096
Amortization of purchased intangible assets	2,109	—	4,830	—	6,939
Restructuring and impairment charges	306	86	1	—	393

Total operating expenses	69,235	9,562	10,412	(2)	89,207
Income (loss) from operations	(20,462)	5,030	(10,598)	(37)	(26,067)
Interest and other income, net of interest expense	(3,941)	(1,964)	6,094	—	189

Income (loss) before income taxes	(24,403)	3,066	(4,504)	(37)	(25,878)
Income tax expense (benefit)	11	331	127	—	469
Equity loss from subsidiaries of non-guarantors	(4,631)	—	—	4,631	—

Net income (loss)	$(29,045)	$2,735	$(4,631)	$4,594	$(26,347)

(1)	In conjunction with the guarantee of McDATA Services Corporation’s (formerly known as CNT) convertible debt, the accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered.” This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles and is not representative of the operations of McDATA or the former CNT on either a pre-merger or stand-alone basis.

McDATA CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (1)

For the Nine Months Ended October 31, 2006

(in thousands, except per share data)

(unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiaries Non Guarantors	Eliminations	Consolidated
Total revenue	$357,415	$118,622	$206	$(1,712)	$474,531
Total cost of revenue	193,536	79,432	996	(1,716)	272,248

Gross profit	163,879	39,190	(790)	4	202,283
Operating expenses:
Research and development	80,808	2,042	236	—	83,086
Selling and marketing	69,405	22,400	18,171	—	109,976
General and administrative	22,955	2,883	1,412	—	27,250
Merger related costs	6,096	—	—	—	6,096
Amortization of purchased intangible assets	13,899	—	15,046	—	28,945
Restructuring and impairment charges	5,694	78	(19)	—	5,753

Total operating expenses	198,857	27,403	34,846	—	261,106
Income (loss) from operations	(34,978)	11,787	(35,636)	4	(58,823)
Interest and other income, net of interest expense	(13,611)	(4,904)	22,671	—	4,156

Income (loss) before income taxes	(48,589)	6,883	(12,965)	4	(54,667)
Income tax expense (benefit)	60	1,527	202	—	1,789
Equity loss from subsidiaries of non-guarantors	(13,167)	—	—	13,167	—

Net income (loss)	$(61,816)	$5,356	$(13,167)	$13,171	$(56,456)

(1)	In conjunction with the guarantee of McDATA Services Corporation’s (formerly known as CNT) convertible debt, the accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered.” This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles and is not representative of the operations of McDATA or the former CNT on either a pre-merger or stand-alone basis.

McDATA CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (1)

For the Three Months Ended October 31, 2005

(in thousands, except per share data)

(unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiaries Non Guarantors	Eliminations	Consolidated
Total revenue	$128,567	$41,570	$178	$(1,810)	$168,505
Total cost of revenue	58,171	31,523	474	(1,098)	89,070

Gross profit	70,396	10,047	(296)	(712)	79,435
Operating expenses:
Research and development	29,909	1,355	331	—	31,595
Selling and marketing	22,505	6,178	7,286	—	35,969
General and administrative	9,558	1,053	461	—	11,072
Amortization of purchased intangible assets	5,951	—	5,416	—	11,367
Restructuring charges	419	(51)	158	—	526

Total operating expenses	68,342	8,535	13,652	—	90,529
Income (loss) from operations	2,054	1,512	(13,948)	(712)	(11,094)
Interest and other income, net of interest expense	(9,314)	(1,096)	10,084	—	(326)

Income (loss) before income taxes and equity in net loss of affiliated company	(7,260)	416	(3,864)	(712)	(11,420)
Income tax expense (benefit)	(1,341)	(2,448)	(147)	—	(3,936)
Equity loss from subsidiaries of non-guarantors	(3,717)	—	—	3,717	—

Net income (loss)	$(9,636)	$2,864	$(3,717)	$3,005	$(7,484)

(1)	In conjunction with the guarantee of CNT’s convertible debt, the accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered.” This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles and is not representative of the operations of McDATA or CNT on either a pre-merger or stand-alone basis.

McDATA CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (1)

For the Nine Months Ended October 31, 2005

(in thousands, except per share data)

(unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiaries Non Guarantors	Eliminations	Consolidated
Total revenue	$327,991	$108,193	$556	$(4,058)	$432,682
Total cost of revenue	155,243	64,449	1,849	(3,346)	218,195

Gross profit	172,748	43,744	(1,293)	(712)	214,487
Operating expenses:
Research and development	80,238	3,621	1,094	—	84,953
Selling and marketing	65,389	12,146	21,141	47	98,723
General and administrative	24,615	1,889	1,701	—	28.205
Amortization of purchased intangible assets	9,919	—	16,555	—	26,474
Restructuring charges	10,171	(51)	158	—	10,278

Total operating expenses	190,332	17,605	40,649	47	248,633
Income (loss) from operations	(17,584)	26,139	(41,942)	(759)	(34,146)
Interest and other income, net of interest expense	(23,486)	(2,426)	26,538	149	775

Income (loss) before income taxes and equity in net loss of affiliated company	(41,070)	23,713	(15,404)	(610)	(33,371)
Income tax expense (benefit)	(1,230)	1,644	2,074	—	2,488
Equity loss from subsidiaries of non-guarantors	(17,478)	—	—	17,478	—

Net income (loss)	$(57,318)	$22,069	$(17,478)	$16,868	$(35,859)

(1)	In conjunction with the guarantee of CNT’s convertible debt, the accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered.” This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles and is not representative of the operations of McDATA or CNT on either a pre-merger or stand-alone basis.

McDATA CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (1)

For the Nine Months Ended October 31, 2006

(in thousands)

(unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiaries Non Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$25,436	$5,349	$164	$—	$30,949
Cash flows from investing activities:
Purchases of property and equipment	(13,138)	(673)	(394)	—	(14,205)
Purchases of investments	(283,135)	—	—	—	(283,135)
Proceeds from the sale of equipment	24	7	—	—	31
Net proceeds from maturities and sales of investments	281,353	—	—	—	281,353
Restricted cash related to interest rate swap	(1,649)	(38)	—	—	(1,687)

Net cash used in investing activities	(16,545)	(704)	(394)		(17,643)
Cash flows from financing activities:
Payments on capital leases	(619)	(1,711)	(9)	—	(2,339)
Proceeds from the issuance of exercise from stock options	3,206	—	—	—	3,206
Purchases and payments of long term debt	—	(1,965)	—	—	(1,965)

Net cash provided by (used in) financing activities	2,587	(3,676)	(9)		(1,098)
Effect of exchange rate changes on cash	67	(100)	(649)	—	(682)

Net increase (decrease) in cash and cash equivalents	11,545	869	(888)	—	11,526
Cash and cash equivalents, beginning of period	122,595	13,306	3,182	—	139,083

Cash and cash equivalents, end of period	$134,140	$14,175	$2,294	$—	$150,609

(1)	In conjunction with the guarantee of McDATA Services Corporation’s (formerly known as CNT) convertible debt, the accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered.” This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles and is not representative of the operations of McDATA or the former CNT on either a pre-merger or stand-alone basis.

McDATA CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (1)

For the Nine Months Ended October 31, 2005

(in thousands)

(unaudited)

	Parent Guarantor	Issuer of Notes	Subsidiaries Non Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$43,720	$(29,657)	$1,133	$—	$15,196
Cash flows from investing activities:
Purchases of property and equipment	(11,083)	(2,117)	(253)	—	(13,453)
Proceeds from sale of equipment	146	2,346	2	—	2,494
Purchases of investments	(271,547)	—	—	—	(271,547)
Proceeds from maturities and sales of investments	334,548	—	—	—	334,548
Cash recognized on merger with CNT, net (2)	(6,912)	47,307	—	—	40,395
Cash received on cash surrender value of life insurance policy	—	1,339	—	—	1,339
Restricted cash related to interest rate swap	(1,735)	—	—	—	(1,735)

Net cash provided by (used in) investing activities (2)	43,417	48,875	(251)		92,041
Cash flows from financing activities:
Payments on long-term notes payable and capital leases	(336)	(1,290)	(213)	—	(1,839)
Purchase of treasury stock	(4,552)	—	—	—	(4,552)
Proceeds from the issuance of common stock	792	—	—	—	792

Net cash used in financing activities	(4,096)	(1,290)	(213)		(5,599)
Effect of exchange rate changes on cash	—	97	—	—	97

Net increase (decrease) in cash and cash equivalents (2)	83,041	(18,025)	669	—	101,735
Cash and cash equivalents, beginning of period (2)	62,473	—	2,034	—	64,507

Cash and cash equivalents, end of period (2)	$145,514	$18,025	$2,703	$—	$166,242

(1)	In conjunction with the guarantee of CNT’s convertible debt, the accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered.” This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles and is not representative of the operations of McDATA or CNT on either a pre-merger or stand-alone basis.
(2)	Certain amounts have been adjusted to agree with the accompanying consolidated statement of cash flows for the nine months ended October 31, 2005. The basic financial statements have not been changed.

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

Overview

On August 7, 2006, McDATA, Brocade and Worldcup Merger Corporation, a Delaware corporation and a wholly-owned subsidiary of Brocade (Merger Sub), entered into the Merger Agreement providing for a business combination whereby Merger Sub will merge with and into McDATA (the Merger). Because of the Merger, the separate corporate existence of Merger Sub will cease and McDATA will continue as the surviving corporation of the Merger and be a wholly-owned subsidiary of Brocade. At the effective time of the Merger, each share of McDATA Class A common stock and Class B common stock (other than shares owned by McDATA or Brocade) will be converted into the right to receive 0.75 shares of Brocade common stock (the Exchange Ratio). Each outstanding McDATA stock option, restricted stock unit and share of restricted stock (whether vested or unvested) will be assumed by Brocade and will be converted into Brocade common stock or the right to receive Brocade common stock, as the case may be, based upon the Exchange Ratio. The issuance of Brocade common stock in the Merger is subject to the approval of Brocade’s stockholders and the adoption of the Merger Agreement is subject to the approval of the McDATA’s stockholders at the January 25, 2007 shareholder’s meeting. The Merger is subject to the expiration of applicable waiting periods under the HSR Act. On December 4, 2006, the Merger Agreement was amended. The Preferred Stock Rights Agreement between Brocade and Wells Fargo Bank, N.A. was amended, so that (i) McDATA would not be an “Acquiring Person” under the rights plan, (ii) the entering into the merger agreement and the consummation of the merger and related transactions would not result in the grant of any rights to any person under the rights agreement or enable or require any of Brocade’s rights to be exercised, distributed or triggered as a result of the merger, (iii) the definition of “Expiration Date” includes the date on which the merger becomes effective, and (iv) the Preferred Stock Rights Agreement automatically terminates upon the effective time of the merger. On December 6, 2006, the SEC declared effective the Registration Statement covering the shares of Brocade common stock to be issued in the Merger and certain other customary closing conditions. Brocade and McDATA have filed the appropriate notification and report forms with the FTC and the Antitrust Division, and the FTC has issued a request for additional information and documentary materials, extending the applicable waiting period.

McDATA acquired CNT on June 1, 2005, and their results are included in the three and nine months ended October 31, 2006.

As part of the June 1, 2005, business combination with CNT, we acquired CNT’s Matrix. The assets associated with Matrix included fixed assets and developed technology costs (intangible assets). Although we marketed the Matrix business and entered into negotiations for its potential sale, we classify these assets as held for use which is consistent with the provisions of SFAS 144, and recorded revenue from the sales of Matrix, the related cost of sales, and charges for inventory obsolescence in our consolidated statements of operations.

In the second quarter of 2006, we reviewed the value of Matrix due to changes in circumstances that indicated that the carrying value of Matrix would not be recoverable. Due to a decrease in interest from potential buyers of Matrix, we determined that the product line’s fair value was below its carrying cost. Because of this assessment, we recorded an asset impairment of $3.1 million which includes a $3.0 million decline in the fair market value of the Matrix developed technology and an $86,000 decrease in the fair value of the related fixed assets. In addition, we recorded a $6.5 million valuation allowance for the associated inventory in cost of goods sold in our consolidated statement of operations.

Revenue Growth and Competitive Industry

Our revenue for the three months ended October 31, 2006, decreased over the three months ended October 31, 2005. The revenue decrease is the result of declines in sales of our switch and router hardware, and sales of our third party products. Our revenue for the nine months ended October 31, 2006 increased over the nine months ended October 31, 2005 due to the CNT acquisition generating higher sales of products and services. The increase in hardware revenue was driven by higher sales of extension products, third party products, and software.

The market for our SAN and WAN products and solutions remains competitive with (a) the entrance of competitors into our market, (b) pricing pressures resulting from an increase in competitive products and solutions, and (c) anticipated competition from our own storage OEM partners through their partnerships with competitors to jointly sell complementary products. These market conditions present unique risks and uncertainties in a number of respects. We believe the competitive market environment defines the overall performance and provides a specific context to further analyze revenues, operating expenses and liquidity. In particular, we anticipate continued elongated sales cycles and downward pricing pressures that could negatively impact our revenue growth rate. Moreover, revenue growth for the remainder of fiscal 2006 is dependent on the success of our products, including the Intrepid 10000 Director, Sphereon 4700 and 4400, our Remote Office Consolidation (ROC) products, and new functionality in our management software.

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

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of total revenues.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
Total revenue	100.0%	100.0%	100.0%	100.0%
Total cost of revenue	59.6	52.9	57.4	50.4

Gross profit	40.4	47.1	42.6	49.6
Operating expenses:
Research and development	19.6	18.8	17.5	19.6
Selling and marketing	23.4	21.3	23.2	22.8
General and administrative	5.6	6.6	5.7	6.5
Merger related costs	3.9	—	1.3	—
Amortization of purchased intangible assets	4.4	6.7	6.1	6.1
Restructuring and impairment charges	.3	.3	1.2	2.4

Total operating expenses	57.2	53.7	55.0	57.4
Loss from operations	(16.7)	(6.6)	(12.4)	(7.9)
Interest and other income, net	.1	.2	.9	.2

Loss before income taxes	(16.6)	(6.8)	(11.5)	(7.7)
Income tax expense (benefit)	.3	(2.3)	.4	.6

Net loss	(16.9)%	(4.4)%	(11.9)%	(8.3)%

Revenues

The following table presents net sales for groups of similar products (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	October 31,		Variance in Dollars	Variance in Percent	October 31,		Variance in Dollars	Variance in Percent
	2006	2005			2006	2005
Hardware product revenue	$104,250	$118,202	$(13,952)	(12)%	$319,417	$314,474	$4,943	10%
Software and related maintenance revenue	18,379	20,149	(1,770)	(9)%	55,924	53,363	2,561	5%
Service revenue	32,876	29,926	2,950	10%	97,875	62,694	35,181	56%
Other revenue, product	584	228	356	156%	1,315	2,151	(836)	(39)%

Total	$156,089	$168,505	$(12,416)	(7)%	$474,531	$432,682	$41,849	10%

Product

The decrease in hardware product revenue for the three months ended October 31, 2006 as compared to three months ended October 31, 2005 is attributable in part to lower sales of our switch, router, and third party products. Ongoing competition and macroeconomic factors could continue to provide downward pricing pressures that could impact our revenue growth and related margins. The increase in product revenue for the nine months ended October 31, 2006, as compared to nine months ended October 31, 2005 is attributable to the CNT acquisition resulting in higher sales of extension hardware, and third party products.

The decrease in software and related maintenance revenue for the three months ended October 31, 2006, was due to lower attachments to our director products. The increase in software revenue for the nine months ended October 31,2006 as compared to the nine months ended October 31, 2005 is attributable to increased maintenance revenue and higher sales of our embedded software.

Service

Service revenue includes professional service revenue, break/fix maintenance support, network monitoring services, and revenue earned from our upgraded warranty and extended maintenance contracts on our hardware products. The increase in service revenue for the three months ended October 31, 2006 was the result of having an increased equipment install base. The increase in service revenue for the nine months ended October 31, 2006 as compared to nine months ended October 31, 2005 is attributable to the CNT acquisition.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
EMC	31%	28%	29%	33%
IBM	21%	22%	26%	24%
HDS	10%	11%	8%	9%
Other channels	38%	39%	37%	34%

Total revenue	100%	100%	100%	100%

Expanding our reseller, distributor and system integrator channels into commercial and vertical markets will be a strategic focus for us as we continue to grow our business. However, the level of sales to any single customer may vary and the loss of any one significant customer, or a decrease in the level of sales to any significant or group of significant customers, could harm our financial condition and results of operations. Given the dependencies on our limited number of OEM resellers combined with an increasingly competitive environment, we may experience continued adverse pricing pressures at critical times near the end of the fiscal quarters. In addition, the fiscal quarters for many of our largest OEM and reseller partners begin during the last month of our quarter. While we do not have complete insight into the purchasing processes of our OEM and reseller partners, we believe that such partners may purchase some amount of our non-configured product in anticipation of end-user customer demand that will be realized in a later portion of their fiscal quarter. Large end-of-quarter purchases by our partners could result in lower future revenues or earnings if market demand as forecasted by our partners is not met.

Domestic and International Revenue

The following table provides a breakdown of domestic and international revenue:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
Domestic revenue	68%	58%	65%	58%
International revenue	32%	42%	35%	42%

Total revenue	100%	100%	100%	100%

Revenues are attributed to geographic areas based on the location of the customers to which our products are shipped. International revenues primarily consist of sales to customers in Western Europe and the greater Asia Pacific region. Included in domestic revenues are sales to certain OEM customers who take possession of our products domestically and then distribute these products to their international customers. In addition, included in revenues from Western Europe are sales to certain OEM customers who take possession of our products in distribution centers designated for international-bound products and then distribute these products among various international regions. Our mix of international and domestic revenue can, therefore, vary depending on the relative mix of sales to certain OEM customers. For a description of our revenue recognition policies, see Note 2, Revenue Recognition

Gross Margin

The following table shows the gross margin for products and services (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	Amount - October 31,		Percentage -October 31,		Amount - October 31,		Percentage -October 31,
	2006	2005	2006	2005	2006	2005	2006	2005
Product	$50,518	$70,013	41%	51%	$166,033	$194,251	44%	53%
Service	12,622	9,556	38%	32%	36,250	21,062	37%	34%

Total	$63,140	$79,569	41%	47%	$202,283	$215,313	43%	50%

Product

Costs of goods sold consists of product costs, which are generally variable, and manufacturing operating costs, which include both variable and fixed expense components, and software amortization which is generally fixed. The decrease in product margins for the three months ended October 31, 2006 as compared to three months ended October 31, 2005, is attributable to three factors: a) the cost impact of completing the manufacturing transition from the Lumberton facility and the related shutdown costs, b) completion of development projects which increased amortization of software capitalization, and c) reduced pricing due to an increased competitive environment during the quarter. The decrease in product margins for the nine months ended October 31, 2006, was due to a product mix shift from the higher margin Intrepid6140 to the lower margin Intrepid 10000. Gross margins were also adversely affected by a $1.9 million inventory reserve for non-RoHS compliant inventory components and $6.5 million of inventory reserves for our Matrix inventory.

In anticipation of the competitive-driven and natural decline in selling prices, we continue to drive cost advantages through our engineering and manufacturing processes.

We believe that average selling prices and the related gross profit margins may continue to decline for our mature products as volume price discounts in OEM/distributor contracts and direct sales relationships take effect due to competition. In addition, new product introductions could harm our gross profit margins due to lower absorption of fixed manufacturing overhead costs per unit until production volumes increase.

Service

Service gross margins increased for the three months ended October 31, 2006, as compared to three months ended October 31, 2005, due to the increase in the equipment installation base and our ability to hold our costs flat. Service gross margins increased for the nine months ended October 31, 2006 as compared to nine months ended October 31, 2005, due to the having nine months of hardware maintenance revenue as a result of our acquisition of CNT.

Operating Expenses

The below table summarizes operating expenses (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	October 31,		Variance in Dollars	Variance in Percent	October 31,		Variance in Dollars	Variance in Percent
	2006	2005			2006	2005
Research and development	30,522	31,595	$(1,073)	(3)%	83,086	84,953	$(1,867))	(2)%
Selling and marketing	36,541	35,969	572	2%	109,976	98,723	11,253	11%
General and administrative	8,716	11,072	(2,356)	(21)%	27,250	28,205	(955)	(3)%
Merger related costs	6,096	—	6,069	—	6,096	—	6,096	—
Amortization of acquired intangible assets	6,939	11,367	(4,428)	(39)%	28,945	26,474	2,471	9%
Restructuring and impairment charges	393	526	(133)	(25)%	5,753	10,278	(4,525)	(44)%

Total	89,207	90,529	$(1,322)	(1)%	261,106	248,633	$12,473	5%

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

For the quarter ended October 31, 2006, the decrease in research and development expense was due to headcount reductions that decreased salary expense by $680,000, reductions in prototypes of $777,000, and a decrease in depreciation expense on engineering equipment of $1.0 million. This decrease was partially offset by an increase in stock based compensation of $422,000, which was incurred due to the adoption of FAS 123R, and by the increase in outsourced service fees of $1.1 million. R&D expenses decreased for the nine months ended October 31, 2006 compared to the nine month period ended October 31, 2005 due to headcount reductions that decreased salary expense by $520,000, a decrease in depreciation expense on engineering equipment of $200,000, decreases in nonrecurring engineering charges of $2.5 million, decreases evaluation units of $1.6 million, decreases in testing charges of $305,000, decreases in contract labor of $128,000 and an increase of $640,000 in the amount of software development costs. This decrease was partially offset by an increase in stock based compensation of $168,000, increases in outsourced service fees of $3.3 million, and the increase in prototype expenses of $247,000.

Selling and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing and sales; costs associated with promotional and travel expenses; and IT and facilities expenses. Sales and marketing expenses increased for the three months ended October 31, 2006, as compared to three months ended October 31, 2005 due to an increase in stock based compensation of $286,000 due to the adoption of FAS 123R, increases in salaries of $281,000, increases in depreciation of $18,000, increases in travel and entertainment of $92,000, and increases in contractor fees of $835,000. These increases were offset by decreases in trade show expenses of $864,000. Sales and marketing expenses increased for the nine months ended October 31, 2006, as compared to nine months ended October 31, 2005 due to increases in salary expense of $7.7 million as a result of the impact of the CNT acquisition, increases in stock based compensation of $1.1 million incurred due to the adoption of FAS 123R, increases in depreciation expense of $531,000, and increases in contractor fees of $2.3 million. These increases were offset by declines in travel and entertainment of $1.2 million.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related expenses for corporate executives, finance, human resources and investor relations, as well as accounting and professional fees, corporate legal expenses, other corporate expenses, IT and facilities expenses. General and administrative expenses decreased for the three months ended October 31, 2006 as compared to three months ended October 31, 2005 due to reductions in contracting fees of $630,000 million, reduction in depreciation expense of $854,000 and reductions in building rent of $910,000. These reductions were offset by increases in salaries of $124,000 and increases in stock based compensation due to the adoption of 123R of $406,000. General and administrative expenses decreased for the nine months ended October 31, 2006 as compared to nine months ended October 31, 2005 due to reductions in contracting fees of $436,000, reduction in depreciation expense of $649,000 and reductions in salaries of $169,000. These reductions were offset by increases building rent of $290,000 and increases in stock based compensation due to the adoption of 123R of $411,000.

Merger Related Costs Merger related costs consist of legal fees, investment banking advisory fees, accounting fees and miscellaneous personnel costs incurred to address legal and regulatory requests. During the three and nine month periods ended October 31, 2006, we incurred investment banking fees of $2.2 million, which represents a portion of the total fees that would be due upon the completion of the merger. The remaining fees are a function of the total acquisition price and will be recorded at the time of the completion of the merger. Legal fees of approximately $3.7 million were incurred for regulatory compliance in areas such as antitrust, as well as fees related to transaction advisory services. A significant portion of the legal fees related to the production of millions of documents in response to the FTC’s second request. Accounting fees of approximately $130,000 were incurred for due diligence efforts and the review of the Form S-4 registration statement.

Amortization of Purchased Intangible Assets. The decrease in intangible expenses for the three-month period ended October 31, 2006 compared to the three-month period ended October 31, 2005 is due to the backlog from the CNT acquisition related to maintenance and consulting services becoming fully amortized during the quarter and the developed technologies acquired from SANavigator becoming fully amortized during the quarter. The increase in the intangible amortization for the nine months ended October 31, 2006 as compared to the nine months ended October 31, 2005 is due to the purchased intangibles acquired through the merger with CNT. These assets are being amortized on a straight-line basis over a period of one to seven years.

Restructuring and Impairment Charges. After the acquisition of CNT, the Company notified redundant employees that their employment would be terminated and provided them with a detailed explanation of their benefits, which included separation pay as well as retention pay for transitional employees. Total termination benefits charged to restructuring costs in results of operations because of the integration plan was $751,000 for the nine months ended October 31, 2006. Retention pay offered to all transitional employees was contingent upon the employee rendering future service through a transition period and has no relationship to the employees’ past service; therefore, these benefits were recognized as a restructuring cost ratably over the transition period. For the quarter ended October 31, 2006, there were no restructuring costs. No further retention benefits are expected to be incurred because of the CNT integration plan.

Prior to the acquisition, McDATA and CNT each sold a competing Director class product. In order to eliminate this redundancy and integrate the two company’s product offerings, the Company decided to withdraw the UMD from the market, and continue to sell the Intrepid 10000 product. As a result, McDATA offered, and certain existing UMD customers accepted, an exchange program, which allowed customers to trade in their UMD for a comparable Intrepid 10000 at no cost. The Company also offered customers up to 20 hours of professional consulting service to assist with the migration to the new product. The net cost of this program of $6.8 million was recorded as a restructuring cost during the quarter ended October 31, 2005, which represents the difference between the costs of the Intrepid 10000 to be installed over the salvage value of the UMD is to be returned. Consulting costs to be incurred in connection with this program were not accrued because they could not be reasonably estimated. They will be recorded as restructuring costs in future periods as they are incurred. This program was completed as of July 31, 2006.

As part of the June 1, 2005 business combination with CNT, we acquired CNT’s Matrix switch and related legacy product line (“Matrix”). The assets associated with Matrix included fixed assets, inventory, and developed technology costs (intangible assets). During the interim period between the acquisition and the quarter ended October 31, 2006, we had classified these assets as held for use, which is consistent with the provisions of SFAS 144, and recorded Matrix product revenue and the related cost of sales in our consolidated statement of operations, in addition to charges for inventory obsolescence. The Company also capitalized certain costs into inventory due to the production of product.

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

As part of the June 1, 2005 business combination with CNT, we acquired a note receivable from a certain CNT partner of approximately $1.0 million. The terms of the receivable stated that payments of approximately $400,000 are due on April 21 on an annual basis through 2008. Because we had not received its April 2006 payment, we reassessed the collectibility of the note receivable. A review of the partner’s financial condition indicated that it was probable that the note was uncollectible. Because of its assessment, we impaired the entire amount of the receivable.

During the quarter ended October 31, 2006, we negotiated a workout agreement with the partner that required the partner to make scheduled payments to us of approximately $33,000 per month for six months, approximately $17,000 for the following 12 months, and two principle payments of $424,000 on April 2, 2008 and April 2, 2009 respectively, to satisfy the obligation. Because we impaired the entire amount of the note receiveable, we have recorded the payments as a gain contingency.

Changes to the estimates of executing the currently approved plans of restructuring the pre-merger McDATA organization will be reflected in our future results of operations.

Interest Income, Expense and Other

The components of interest income, expense and other are as follows (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	October 31,		Variance in Dollars	Variance in Percent	October 31,		Variance in Dollars	Variance in Percent
	2006	2005			2006	2005
Interest income	$5,055	$2,674	$2,381	89%	$14,045	$7,209	$6,836	95%
Other income/(loss)	97	94	3	3%	4,096	(193)	4,289	222%
Interest expense	(4,963)	(3,094)	(1,869)	(60)%	(13,985)	(6,241)	(7,744)	(124)%

Total	$189	$(326)	$515	157%	$4,156	$775	$3,381	436%

Interest and Other Income. Interest and other income consisted primarily of interest earnings on our cash, cash equivalents and various investment holdings. Other income consists of realized gains or losses on our investment holdings and gains or losses from miscellaneous non operating transactions. The increase in income from the prior year level reflects an increase in interest rates and increased cash balances. Fluctuations in our investment balances as well as fluctuations in interest rates could cause our investment income to vary between periods. In addition, in April of 2006, Emulex Corporation announced their intent to purchase Aarohi, and in May of 2006, Emulex announced the completion of that purchase. Approximately $2.7 million of the merger consideration was received in May of 2006, and the remainder has been deposited in an escrow account and will be distributed in whole or in part within the next 15 months. We recorded our pro rata share as other income in our consolidated statement of operations during the quarter ended July 31, 2006.

Interest Expense. Interest expense consists primarily of the amortization of issuance costs related to the convertible subordinated debt, the convertible debt interest expense not offset by the interest rate swap interest income, the amortization of the discount on the CNT debt, and interest expense related to capital leases.

Interest expense for the nine month period ended October 31, 2006 increased primarily due to the effect of increased interest rates and the addition of the CNT Notes. In order to manage interest expense on our convertible debt, we have two interest-rate swap agreements in effect, which have the economic effect of modifying the fixed interest obligations associated with our convertible debt so that the interest payable on the majority of the debt effectively becomes variable. The rate on the interest rate swap agreement covering $155.3 million of the 2.25% Convertible Notes is based on the six-month London Interbank Offered Rate (LIBOR) minus 152 basis points, is reset semiannually on February 15 and August 15 of each year until maturity on February 15, 2010, and was 5.47% creating an effective rate of 3.95% as of October 31, 2006. The rate on the interest rate swap agreement covering $75 million of the 3.00% Convertible Notes is based on the three-month LIBOR plus 69.5 basis points, is reset quarterly on January 31, April 30, July 31, and October 31 of each year, and was 5.38% resulting in an effective rate of 6.07% as of October 31, 2006. Significant increases in interest rates in future periods could significantly increase interest expense.

Provision for Income Taxes. We have recorded tax expense for the three months ended October 31, 2006 even though the pre-tax result reported in these financial statements is a loss. This is due primarily to taxes payable in foreign jurisdictions where the net taxable income of our branch and subsidiary operations is projected to be positive. No federal tax benefit is recorded currently for the year-to-date loss. We are booking a tax expense of $469,000 for the three months ended October 31, 2006 but projecting full year expense of $2.1 million plus expense generated from the utilization, if any, of Nishan and CNT acquired tax attributes.

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

The following table summarizes stock-based compensation costs under SFAS 123R for the three and nine months ended October 31, 2006 and stock based compensation costs under APB 25 for the three and nine months ended 10/31/05 (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005(1)	2006	2005(1)
Cost of sales	$282	$25	$906	$151
Research and development	676	131	2,218	1,170
Capitalized software development costs	(123)	—	(880)	—
Sales and marketing	468	182	1,721	632
General and administrative	982	576	3,458	3,047

Total stock based compensation related to employee stock options and employee stock purchases, net of tax and software development costs	$2,285	$914	$7,423	$5,000

(1)	Total stock-based compensation benefit as of October 31, 2005 excludes certain stock-based awards which were previously reported as proforma compensation expense under APB 25 (see Note 2, “Summary of Significant Accounting Policies,” of the SEC form 10K for the year ended January 31, 2006).

Liquidity and Capital Resources

Cash and Cash Equivalents and Investments

We invest excess cash predominantly in debt and equity instruments that are liquid, of high-quality investment grade, and predominantly have maturities of less than three years with the intent to make such funds readily available for operating purposes, including expansion of operations and potential acquisitions or other transactions. The restricted cash is required for us to maintain in relation to the interest rate swaps we have executed in connection with our convertible debt.

Although our 3.00% Notes with a face value of $122.4 million are due on February 15, 2007, we believe our existing cash and cash equivalents, short-term and long-term investment balances, and cash expected to be generated from future operations will be sufficient to meet our capital and operating requirements at least through the next twelve months, although we could be required, or could elect, to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development of new products and expansion of sales and marketing, the timing of new product introductions and enhancements to existing products, and market acceptance of our products.

The following table summarizes our cash and cash equivalents, short and long-term investments and restricted cash (in thousands):

	October 31, 2006	January 31, 2006	Increase (decrease)
Cash and cash equivalents	$150,609	$139,083	$11,526
Short term investments	180,432	171,110	9,322
Short term restricted cash	3,877	—	3,877
Long term investments	25,594	31,884	(6,290)
Long term restricted cash	8,507	10,697	(2,190)

Total	$369,019	$352,774	$16,245

The overall increase is mainly due to an increase in operating cash flow of $31.0 million.

Cash from Operations

Cash provided by operating activities of $31.0 million for the nine months ended October 31, 2006, primarily consists of our net loss adjusted for non-cash charges (including depreciation, amortization, deferred compensation, the Matrix impairment of $9.6 million and inventory-related charges) offset by changes in working capital and other activities. Working capital changes included an increase in other assets balances of which $12.6 million related to capitalized software costs.

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

Key working capital changes for the nine month period ended October 31, 2006 are discussed in the following sections:

Accounts Receivable, net

The following table summarizes our accounts receivable, net (in thousands):

	October 31, 2006	January 31, 2006	Increase (decrease)
Accounts receivable, net	$101,324	$126,106	$(24,782)

The significant decrease in accounts receivable was due in part to the decline of certain customer accounts receivable previously reserved. As of October 31, 2006, the days sales outstanding (DSO) was 55 days as compared to the January 31, 2006 DSO of 53 days based on a three month rolling average. Our accounts receivable and DSO were primarily impacted by lower total revenue for the quarter as compared to the same period ended October 31, 2005. A steady level of shipments and positive collections performance will result in reduced DSO compared with a higher level of shipments toward the end of a quarter, which will likely result in a higher accounts receivable balance at the end of the quarter, thereby increasing DSO.

Inventory

The following table summarizes our inventories (in thousands):

	October 31, 2006	January 31, 2006	Increase (decrease)
Raw materials	$19,109	$22,868	$(3,759)
Work-in-progress	145	1,253	(1,108)
Finished goods	13,161	8,979	4,182

Total	$32,415	$33,100	$(685)

Annualized inventory turns were 11.5 and 10.6 for the nine months ended October 31, 2006 and January 31, 2006, respectively. The increase is due to the August 31, 2006 closure of our Lumberton New Jersey facility. See Note 5, Restructuring Costs. This was offset by our reclassification of approximately $2 million of Matrix inventory from other assets, long term during the quarter ended July 31, 2006.

Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements. We believe our inventory is appropriate for our current revenue levels.

Deferred Revenue

The following table summarizes our deferred revenue (in thousands):

	October 31, 2006	January 31, 2006	Increase (decrease)
Current	$51,802	$61,242	$(9,440)
Long term	25,710	31,380	(5,670)

Total	$77,512	$92,622	$(15,110)

Deferred revenue represents extended maintenance contracts attached to sales of our hardware and software products. The change in deferred revenue is a function of license renewals and maintenance agreements sold as part of customer hardware purchases. The decline of deferred revenue was due to declines in the revenue of director and extension products.

Investing Activities

Cash used by investing activities for the nine months ended October 31, 2006 was primarily due to our purchases of property and equipment of $14.2 million, as well as $1.8 million investment purchases (net of proceeds from investment sales and maturities). Our restricted cash decreased in response to changes based on the forward LIBOR yield curve which determine the amount of collateral we must maintain.

Cash provided by investing activities of $92.0 million for the nine months ended October 31, 2005 consists of $40.4 million in cash recognized from the CNT acquisition, net of $6.9 million in acquisition costs, as well as $63.0 million in proceeds from investment sales and maturities (net of purchases), partially offset by $11.0 million of capital expenditures.

Financing Activities

Cash used in financing activities for the nine months ended October 31, 2006 of $1.1 million was primarily due to cash used to repurchase $2.0 million of our convertible debt acquired from CNT. See Note 9 in the Notes to the consolidated financial statements for further information. In addition, we paid $2.3 million of principal payments on our capital leases obligations. This was offset by $3.2 million we received from the exercise of stock options offset these purchases.

Cash used in financing activities of $5.6 million for the nine months ended October 31, 2005 was primarily due to the stock repurchase program. In addition, we paid $1.8 million of principal payments on our capital leases obligations.

Commitments

Purchase Commitments

We have contracted with Sanmina SCI Systems, Inc. (SSCI), Solectron Corporation (Solectron) and others (collectively, Contract Manufacturers) for the manufacture of printed circuit boards and box build assembly and configuration for specific multi-protocol directors and switches. The agreements require us to submit purchasing forecasts and place orders sixty calendar days in advance of delivery. At October 31, 2006, our commitment with our Contract Manufacturers for purchases over the next sixty days totaled $55.3 million, and $31.5 million for commitments beyond 60 days. We may be liable for materials that the Contract Manufacturers purchase on McDATA’s behalf if our actual requirements do not meet or exceed its forecasts and those materials cannot be redirected to other uses. We may also be liable for materials that certain component suppliers or product manufacturers have produced or made available to us if our actual requirements do not meet or exceed minimums that we have committed to purchase. At October 31, 2006, we had recorded approximately $8.3 million of purchase obligations that we believe is excess or obsolete and cannot be redirected to other uses. We do not expect the remaining commitments under these agreements to have a material adverse effect on our business, results of operations, financial position or cash flows.

Convertible Notes

Convertible subordinated debt includes our 2.25% convertible subordinated notes (the 2.25% Notes) due February 15, 2010, and $122.4 million outstanding 3.00% Convertible Subordinated Notes due February 15, 2007, previously issued by CNT (the 3.00% Notes), which were assumed in the Merger.

On February 7, 2003, we sold $172.5 million of 2.25% convertible subordinated notes due February 15, 2010, raising net proceeds of approximately $167 million. The 2.25% Notes are convertible into Class A common stock at a conversion rate of 93.3986 shares per $1,000 principal amount of notes (aggregate of approximately 16.1 million shares) at any time prior to February 15, 2010, subject to adjustments. As of October 31, 2006, the approximate bid and ask prices per $100 of our 2.25% Notes were $92.75 and $93.25, respectively, resulting in an aggregate fair value of between $154.7 million and $155.5 million.

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

In October 2003, we entered into an interest rate swap agreement with a notional amount of $155.3 million that has the economic effect of modifying that dollar portion of the fixed interest obligations associated with the 2.25% Notes so that the interest payable effectively becomes variable based on the six-month London Interbank Offered Rate (LIBOR) minus 152 basis points. The reset dates of the swap are February 15 and August 15 of each year until maturity on February 15, 2010. At October 31, 2006, the six-month LIBOR setting for the swap was 5.47%, creating a rate of approximately 3.95%, which is effective until February 15, 2007. The swap was designated as a fair value hedge and, the gain or loss on the swap, as well as the fully offsetting gain or loss on the 2.25% Notes attributable to the hedged risk, were recognized in earnings. At October 31, 2006, the fair value of the interest rate swap had decreased from inception to a negative $5.7 million and is included in long-term liabilities. As part of the agreement, we also required to post collateral based on changes in the fair value of the interest rate swap. This collateral, in the form of restricted cash, approximated $8.5 million at October 31, 2006.

On June 1, 2005, effective upon the consummation of the Merger, we fully and unconditionally guaranteed the 3.00% Notes and became a co-obligor on the 3.00% Notes with CNT and the 3.00% Notes became convertible into our Class A stock at a price of approximately $14.75 per share (aggregate of approximately 8.4 million shares) at any time prior to maturity on February 15, 2007, all pursuant to the terms of the Supplemental Indenture. All other terms of the 3.00% Notes remained unchanged. The 3.00% Notes were issued by CNT in 2002 and had an aggregate par value of $124.4 million at the time of the guarantee. In accordance with purchase accounting rules, the Notes were adjusted to their aggregate fair value of $118.8 million based on the quoted market closing price as of the acquisition date. The $5.6 million reduction in the Notes’ carrying value will be accreted to interest expense on a straight-line basis over the remaining term of the Notes. On October 31, 2006, the approximate bid and ask prices per $100 of our 3.00% Notes was $99.00 and $99.25, respectively, resulting in an aggregate fair value of between $121.2 million and $121.5 million.

Prior to the Merger, CNT entered into an interest-rate swap agreement with a notional amount of $75 million that has the economic effect of modifying that dollar portion of the fixed interest obligations associated with $75 million of the 3.00% Notes such that the interest payable effectively becomes variable based on the three-month LIBOR plus 69.5 basis points. The payment and reset dates of the swap are January 31, April 30, July 31 and October 31 of each year, until maturity on February 15, 2007. At October 31, 2006, the three-month LIBOR setting for the swap was 5.38%, resulting in a combined effective rate of approximately 6.07%, which is effective until February 15, 2007. The swap was designated as a fair value hedge, and as such, the gain or loss on the swap, as well as the fully offsetting gain or loss on the notes attributable to the hedged risk, are recognized in earnings. At October 31, 2006, the fair value of the interest rate swap had decreased to a negative $1.8 million and is included in short-term liabilities. As part of the agreement, we also required to post collateral based on changes in the fair value of the interest rate swap. This collateral, in the form of restricted cash, approximated $3.9 million at October 31, 2006.

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

Changes in our contractual obligations during the nine month period ended October 31, 2006 include the purchase of $2.0 million of our convertible CNT subordinated debt, and the change from long-term to current of our $122.4 million of CNT convertible subordinated debt.

Proposed Merger with Brocade

In August of 2006, we established retention compensation plans for certain employees. The plans will provide these employees with a combination of cash and restricted stock that will vest generally over a two year service period under certain conditions. The plans stipulate that the employees will receive compensation even if the Merger with Brocade does not occur. These plans were communicated to executives on August 8, 2006 and to employees on August 31, 2006.

Consistent with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), we determined the fair value of the cash compensation using a discount factor of approximately 7%, which is consistent with the our incremental borrowing rate, and a forfeiture rate of approximately 36%, which is consistent with the our historical rate of attrition, for employees. We assumed that none of our executives would forfeit. We recorded the stock-based compensation consistent with the provisions of 123R using a two year service period. See Note 13-Stock Based Compensation.

We also incurred certain merger related expenses with a certain financial advisor to assist us with respect to defining objectives, performing valuation allowances, structuring and planning the transaction, and upon request, providing a written opinion as to the fairness from a financial point of view of the consideration received by our shareholders. Under the terms of the agreement, we paid $2.1 million for an opinion fee during the quarter ended October 31, 2006 which is included in merger related costs in our consolidated statement of operations. In the event the Merger is successful, we will be required to pay a transaction fee which is based on the fair value our stock price on the close date of the Merger, and is to be paid on the closing date of the Merger.

Contractual Commitments with 20/20 Technologies, LLC

As part of our acquisition of CNT, we acquired a 19% interest in a business development agreement with 20/20 Technologies, LLC (20/20). The agreement was entered into by CNT on February 11, 2003. Under the terms of the agreement, 20/20 Technologies provides telecommunication management services to assist us in selecting circuits for its customers in exchange for a percentage of the service revenue that we invoice our respective customers. We estimate that future expenses associated with this agreement will be approximately $950,000 over the next 5 years.

Emulex Corporation Supply Agreement

On September 8, 2006, we amended our supply agreement with Emulex Corporation (Emulex). In exchange for firmware, software, documentation and reference materials provided by Emulex, we will make scheduled payments of approximately $700,000 per quarter for the next eight quarters, or approximately $5.6 million in total future payments. In addition, we also negotiated a purchase agreement for approximately $860,000 of ASIC micro processors to be delivered by December 31, 2006.

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

Sale of Lumberton, New Jersey Manufacturing Operations

As described in Note 16, on June 24, 2005 we entered into a series of agreements with Solectron in connection with the sale of manufacturing operations and transfer of assets related to its Lumberton, New Jersey production facility. As part of the Asset Purchase Agreement between the Company and Solectron, we made a number of representations and have agreed to indemnify the buyer and hold them harmless from certain losses suffered in connection with their purchase of assets and assumption of liabilities of the Lumberton facility. Although, there are no maximum potential indemnification amounts stated in the agreement for these representations, based on facts currently available, management estimates the maximum potential amount of payments that could be required under these representations to be $5.3 million. Based on the probability of having to make payments under any one of the representations, management has calculated potential discounted future cash flows of approximately $400,000, which has been recorded in the accompanying financial statements as a liability assumed in the acquisition of CNT, in accordance with FIN 45.

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

Recent Accounting Pronouncements

On October 13, 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (FIN 48)”, which sets forth a specific recognition threshold and measurement method for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. The effective date of FIN 48 is for fiscal years beginning after December 15, 2006. We not completed an assessment of the impact of FIN 48 on its consolidated financial statements. We plan to adopt the provisions of FIN 48 on February 1, 2007.

In June 2006, the FASB ratified a consensus on the Emerging Issues Task Force (EITF) Issue No. 06-03 (EITF 06-03) related to the classification of certain sales, value added and excise taxes within the income statement. This EITF would become effective for us in the first quarter of our fiscal year 2007. We are in the process of evaluating the impact of this EITF on the presentation of such taxes on the statement of operations.

In September 2006 the FASB issued Statement of Financial Accounting Standards (SFAS) 157 which will be effective for the year ending January 31, 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. We will adopt SFAS 157 on a prospective basis in its fiscal 2008, and depending upon the context, believes that SFAS 157 could materially impact the way valuations are performed in the future.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which is effective for us beginning with our fiscal year ending on January 31, 2007. We do not expect the adoption of this pronouncement to have an impact on its financial statements.

Recently Adopted Accounting Pronouncements

On February 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (employee stock purchases) based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) for periods beginning in fiscal 2006. In March 2005, the SEC issued SAB No. 107 (SAB 107) relating to SFAS 123(R). We applied the provisions of SAB 107 in its adoption of SFAS 123(R).

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

Given our cash and cash equivalents and short- and long-term investments of approximately $369 million at October 31, 2006, a theoretical 1% change in interest rates and security prices would impact our net income positively or negatively by approximately $3.69 million on an annualized basis.

Our convertible subordinated debt is subject to a fixed interest rate and the notes are based on a fixed conversion ratio into Class A common stock. The Company has two interest-rate swap agreements covering its convertible debt. The first was entered into by the Company in July 2003 covering $155.3 million of its 2.25% convertible subordinated notes (2.25% Notes) and is set at six-month LIBOR minus 152 basis points, and the second was assumed in the acquisition of CNT which covers $75.0 million of the 3.00% convertible subordinated notes (3.00% Notes) previously issued by CNT and is set at three-month LIBOR plus 69.5 basis points. Both agreements have the economic effect of modifying the fixed interest obligations associated with the notes so that the interest payable on the majority of the notes effectively becomes variable. If interest rates on this variable rate debt were to increase or decrease, our annual interest expense would increase or decrease accordingly. This increased or decreased interest expense would be partially offset by the effects of these interest rate changes on our cash and investment portfolio. On October 31, 2006, the approximate bid and ask prices per $100 of our 2.25% Notes were $92.75 and $93.25, respectively, resulting in an aggregate fair value of between $154.7 million and $155.5 million. On October 31, 2006, the approximate bid and ask prices per $100 of our 3.00% Notes were $99.0 and $99.25, respectively, resulting in an aggregate fair value of between $121.2 million and $121.5 million. Our Class A common stock is quoted on the Nasdaq National Market under the symbol, “MCDTA.” On December 1, 2006, the last reported sale price of our Class A common stock on the NASDAQ National Market was $5.93 per share.

Foreign Currency Exchange Risk

We operate sales and support offices in several countries. We are exposed to market risks related to fluctuations in foreign exchange rates because some sales transactions, and the assets and liabilities of our foreign subsidiaries, are denominated in foreign currencies, primarily the Euro and British pounds sterling. As of October 31, 2006, we had no open forward exchange contracts.

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

Approximately 8% our cash is invested in higher yielding investments, and within those investments there may be small amounts invested in derivative financial instruments. These investments are not subject to any risk beyond our principal investment. We mainly invest our cash, cash equivalents and marketable securities in investment grade, highly liquid investments, consisting of money market instruments, bank certificates of deposits, government obligations and corporate debt instruments.

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

Changes in Internal Control Over Financial Reporting

The Company’s Management, with the participation of the CEO and CFO, have evaluated whether any change in the Company’s internal control over financial reporting occurred during the third quarter of fiscal 2006. Based on that evaluation, Management concluded that there has been no change in the Company’s internal control over financial reporting during the third quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, we become involved in various lawsuits and legal proceedings that arise in the normal course of business. Litigation is subject to inherent risks and uncertainties and an adverse result in a matter that may arise from time to time may harm our business, financial condition or results of operations. While it is the current opinion of management that the ultimate disposition of any of the lawsuits described in this Report should not have a material adverse effect on our business, financial condition or results of operations, we are incurring significant legal costs and expenses, and such litigation is subject to inherent risks and uncertainties. Please see Note 16 of the Notes to the Consolidated Financial Statements for a description of significant litigation matters.

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

We incurred a substantial loss for the three months ended October 31, 2006 and for the fiscal year ended January 31, 2006 and may not be profitable in the future.

We incurred losses of $26.3 million and $30.6 million, respectively, for the three months ended October 31, 2006 and for the fiscal year ended January 31, 2006. Our future operating results will depend on many factors, including the growth of the SAN market, market acceptance of new products we introduce, demand for our products, levels of product and price competition and our reaching and maintaining targeted costs for our products. In addition, we expect to incur continued significant product development, sales and marketing, and general and administrative expenses. We cannot provide assurance that we will generate sufficient revenue to achieve or sustain profitability.

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

ITEM 4. Submission of Matters to A Vote of Security Holders

The annual meeting of the Company’s stockholders was held on October 24, 2006. At that meeting, four proposals were submitted to a vote of the Company’s stockholders. Proposal 1 was a proposal to elect four directors, Laurence G. Walker, Charles C. Johnston, M. Alex Mendez and Dr. Renato A. DiPentima to serve until the 2009 Annual Meeting of Stockholders. Proposal 2 was a proposal to ratify the appointment of Deloitte & Touche LLP as the Company’s independent public accountants for the fiscal year ending January 31, 2007. Proposal 3 was a proposal to approve the 2006 McDATA Omnibus Equity Incentive Plan. Proposal 4 was a proposal to approve the amendment and restatement of the 2004 Inducement Equity Grant Plan. For further information regarding the annual meeting, please see the Company’s Proxy Statement on Schedule 14A filed with the SEC.

On January 25, 2007, at 10:00 a.m. local time at its headquarters located at 11802 Ridge Parkway, Broomfield, Colorado, 80021, there will be a special meeting of stockholders of McDATA Corporation Only stockholders who hold shares of McDATA Corporation Class A or Class B common stock at the close of business on November 30, 2006, the record date for the special meeting, and are entitled to vote at the special meeting on any adjournments or postponements of the special meeting. At the special meeting, shareholders will consider and vote upon and approve the Adoption of the Agreement and Plan of Reorganization, dated as of August 7, 2006, as amended, among McDATA Corporation, Brocade Communications Systems, Inc. and Worldcup Merger Corporation, a wholly-owned subsidiary of Brocade Communications Systems, Inc. No other business will be conducted at the special meeting. This proposal is described more fully in this joint proxy statement/prospectus. For further information regarding the special meeting, please see the Company’s Proxy Statement filed with the SEC on December 7, 2006.

	Number of Votes			Broker Non- Votes
Proposal	For	Against	Abstain/ Withhold
Proposal 1 - Election of director: Laurence G. Walker	104,857,616	—	9,114,823	N/A
Proposal 1 - Election of director: Charles C. Johnston	109,919,752	—	4,052,687	N/A
Proposal 1 - Election of director: M.Alex Mendez	109,944,961	—	4,027,478	N/A
Proposal 1 -Election of director: Renato A. DiPentima	105,541,610	—	8,430,829	N/A
Proposal 2 - Ratification of Deloitte & Touche LLP appointment	113,340,263	496,452	135,719	N/A
Proposal 3 - Approval of 2006 Omnibus Equity Incentive Plan	65,995,143	14,254,826	216,875	N/A
Proposal 4 - Approval of amendment of 2004 Inducement Equity Grant Plan	67,197,930	13,025,609	243,303	N/A

Consequently, all proposals were approved by stockholders. Broker non-votes are not counted as votes cast or affect the outcome of Proposal 3 or Proposal 4.

ITEMS 2, 3, and 5 are not applicable and have been omitted.

ITEM 6. Exhibits

(a)	Exhibits filed for the Company through the filing of this Form 10-Q.

15	Awareness Letter from Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McDATA CORPORATION

By:	/s/ SCOTT BERMAN
Scott Berman
Executive Vice President of Finance and Chief Financial Officer

By:	/s/ MICHAEL MORENO
Michael Moreno
Controller Chief Accounting Officer

December 11, 2006